Form 10QSB
period 1995-06-30
APA OPTICS INC /MN/
filed 1995-08-01
CIK 796505

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1995 or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to  ____________

   Commission File Number 0-16106

                             APA OPTICS, INC.
     (exact name of small business issuer as specified in its charter)

           Minnesota                                    41-1347235
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

               2950 N.E. 84th Lane, Blaine, Minnesota 55449
           (Address of principal executive offices and zip code)

      Issuer's telephone number, including area code: (612) 784-4995

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

                              Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class:                   Outstanding at June 30, 1995
 Common stock, par value $.01                  7,385,007

                       PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                             APA OPTICS, INC.
                         CONDENSED BALANCE SHEETS

ASSETS                                        June 30          March 31
                                               1995              1995
CURRENT ASSETS:                             (Unaudited)        (Audited)*
Cash and short-term investments             $  313,152        $  401,034
Accounts receivable                            460,896           421,943
Inventories:
Raw Materials                                   61,128            61,791
Work-in-process & finished goods               153,839           146,414
Prepaid expenses                                19,137            31,225
Bond reserve funds                              87,083            63,333
TOTAL CURRENT ASSETS                         1,095,235         1,125,740

PROPERTY AND EQUIPMENT, NET                  1,424,465         1,492,282

OTHER ASSETS                                   471,078           445,075

                                           $ 2,990,778       $ 3,063,097

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Debt          $    95,000       $    95,000
Accounts payable                                75,894            97,584
Accrued expenses                                 1,842            40,476
TOTAL CURRENT LIABILITIES                      172,736           233,060

LONG TERM DEBT                                 445,000           445,000

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000 shares
authorized; none issued                          ---               ---
Common stock, $.01 par value; 15,000,000
shares authorized; 7,385,007 & 7,376,923
issued                                          73,850            73,769
Paid-in-capital                              5,126,703         5,122,292
Retained earnings (deficit)                 (2,827,511)       (2,811,024)
                                             2,373,042         2,385,037

                                           $ 2,990,778       $ 3,063,097

* Derived from audited financial statements

                              APA OPTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                      Three months ended
                                          June 30,
                                      1995          1994
REVENUES                         $   592,017   $   450,222

COSTS AND EXPENSES:
 Cost of sales and
 services                            445,326       321,345

 Selling, general &
 administrative                      152,627       129,288
 Research & development                2,467        97,675
                                     600,420       548,308
Gain/Loss from Operations             (8,403)      (98,086)

INTEREST INCOME & EXPENSE:
 Interest Income                       2,445         1,527
 Interest Expense                    (10,279)      (11,819)
                                      (7,834)      (10,292)
INCOME (LOSS)
 BEFORE INCOME TAXES                 (16,237)     (108,378)
INCOME TAX EXPENSE
 (BENEFIT)                               250           250

NET INCOME (LOSS)                $   (16,487)    $(108,628)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)                     $(.00)        $(.01)


WEIGHTED AVERAGE SHARES
 OUTSTANDING                       7,381,792     7,274,923


                             APA OPTICS, INC.
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                        Three Months Ended
                                                              June
                                                        1995         1994
OPERATING ACTIVITIES
Net Income (loss)                                 $  (16,487)  $ (108,628)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                      103,193      108,865
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable       (38,953)     (22,720)
    (Increase) decrease in inventories and
      prepaid expenses                               (18,424)     (65,206)
    Increase (decrease) in accounts payable and
    accrued expenses                                 (60,324)     (38,964)
    Other                                            (38,003)     (11,588)
Net cash provided by (used in) operating
  activities                                         (68,998)    (138,241)
INVESTING ACTIVITIES
(Purchases) Sales of property and equipment          (23,376)     108,979 *

Net cash used in investing activities                (23,376)     108,979


FINANCING ACTIVITIES
Proceeds from the sale of common stock                 4,492        ---
Repayment of long-term debt                             ---         ---

Net cash provided by financing activities              4,492        ---

Increase (decrease) in cash                          (87,882)     (29,262)

Cash at Beginning of Period                          401,034      274,204

Cash at End of Period                              $ 313,152    $ 244,942

                  NOTE TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the information furnished reflects all adjustments which are necessary to a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. The result of any interim period are not necessarily indicative of results for the full year.

* Includes $125,000 from the sale of used equipment.

                        PART II. OTHER INFORMATION

ITEMS 1 - 5.  Not Applicable.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 11:  Statement RE:  Computation of per share earnings.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1995.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APA OPTICS, INC.




                Date                     Anil K. Jain
                                         President
                                         Principal Executive Officer
                                         Treasurer & Principal Financial
                                         Officer




                Date                     Randal J. Becker
                                         Principal Accounting Officer

                                EXHIBIT 11

                             APA OPTICS, INC.

                         Statement RE: Computation
                           of Per Share Earnings


                                      Three months ended
                                            June 30,
                                       1995          1994
Average common
  shares outstanding                7,381,792     7,274,923


Dilutive stock options
  and warrants (A)                     ---           ---


Total                               7,381,792     7,274,923


Net income (loss)                   $ (16,487)    $(108,628)


Per share amount                        $(.00)        $(.01)

(A) Calculated using the "treasury stock" method.

                ITEM 2.  MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations:

	Revenues for the first quarter of fiscal 1996 ending June 30, 1995 were $592,017, an increase of 31% from the first quarter of fiscal 1995 ending June 30, 1994. The first quarter revenues of fiscal 1996 are also up 6% as compared to the previous quarter.
(4th quarter FY 1995). While the production revenues decreased by $89,538 during the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995, the contract revenues increased by $231,333 resulting in an overall increase of $141,795 for the period. This shift is consistent with the Company's overall plans to focus upon production and marketing of products based upon its research and development activities. The Company believes that its contract research and development activities along with additional company paid research and development activities are vital to the development of these future products. The increased contract revenues also resulted in reducing the Company's paid internal reseach and development expenses to $2,467 during the first quarter of fiscal year 1996 from $97,675 for the first quarter of fiscal year 1995.

     The substantial increase in government contract revenues for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 is a result of the Company's efforts in winning new government contracts in fiscal 1995. The Company's backlog of unfinished government contracts is still around 4 million as previously mentioned in our 1995 annual report.

	For the first quarter of fiscal 1996, the Company is reporting a net loss of ($16,487) as compared to a net loss of ($108,628) for the first quarter of fiscal 1995. This significant decrease in losses of $92,141 is mainly due to significant reduction in company paid research and development expenses and increased contract revenues. While the cumulative research and development activites (contract and internal), an indicator of the overall product development activities, increased in the first quarter of fiscal year 1996 ($545,077) as compared to the first quarter of fiscal year 1995 ($408,952), the expenses for internal research decreased by $95,208 over the same period. The Company anticipates that the cumulative research and development activities will increase during the next few quarters of fiscal 1996.

Liquidity and Capital Resources:

	The Company's cash balance at June 30, 1995 is $313,152. The Company's current ratio is over six to one. The Company believes that it has sufficient cash to maintain its normal operation through the balance of fiscal 1996 and beyond. Additionally, the Company is in the process of expanding its opto-electronic product manufacturing facilities in Aberdeen, South Dakota based on economic assistance from the State of South Dakota and the City of Aberdeen. In particular, South Dakota will provide assistance in excess of $6.5 million. The Company will need to supplement this package with $2.0 million over the next two years, which it plans to raise through equity financing. The Company believes that these funds will be sufficient for the Aberdeen operation over the next two years and beyond.

                        PART II. OTHER INFORMATION

ITEMS 1 - 5.  Not Applicable.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 11:  Statement RE:  Computation of per share earnings.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1995.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APA OPTICS, INC.


             07/31/95                     s/s  Anil  K.  Jain

                Date                     Anil K. Jain
                                         President
                                         Principal Executive Officer
                                         Treasurer & Principal Financial
                                         Officer


             07/31/95                     s/s  Randal  J.  Becker

                Date                     Randal J. Becker
                                         Principal Accounting Officer