Form 10QSB/A
period 1995-06-30
APA OPTICS INC /MN/
filed 1995-08-24
CIK 796505

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


(b)  Exhibit 27:  Financial Data Schedules.

(c)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended
June 30, 1995.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APA OPTICS, INC.


             08/24/95                     s/s  Anil  K.  Jain


                Date                     Anil K. Jain
                                         President
                                         Principal Executive
Officer
                                         Treasurer & Principal
Financial
                                         Officer


             08/24/95                     s/s  Randal  J.  Becker


                Date                     Randal J. Becker
                                         Principal Accounting
Officer