Form 10QSB
period 1995-09-30
APA OPTICS INC /MN/
filed 1995-10-30
CIK 796505

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB




X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended  September 30, 1995 or

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

                              Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class:                   Outstanding at September 30, 1995
 Common stock, par value $.01                  7,986,007

                       PART 1, FINANCIAL INFORMATION
ITEM 1, FINANCIAL STATEMENTS

                             APA OPTICS, INC.
                         CONDENSED BALANCE SHEETS

ASSETS                                      September 30         March 31
                                               1995               1995
CURRENT ASSETS:                             (Unaudited)        (Audited)*
Cash and short-term investments             $1,924,854          $401,034
Accounts receivable                            782,965           421,943
Inventories:
 Raw Materials                                  25,206            61,791
 Work-in-process & finished goods              162,314           146,414
Prepaid expenses                                15,200            31,225
Bond reserve funds                              16,667            63,333
TOTAL CURRENT ASSETS                         2,927,206         1,125,740

PROPERTY AND EQUIPMENT, NET                  1,332,632         1,492,282

OTHER ASSETS                                   478,613           445,075

                                           $ 4,738,451       $ 3,063,097

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Portion of Long-Term Debt          $   100,000       $    95,000
Accounts payable                                89,777            97,584
Accrued expenses                                (7,772)           40,476
TOTAL CURRENT LIABILITIES                      182,005           233,060

LONG TERM DEBT                                 345,000           445,000

SHAREHOLDERS' EQUITY
 Undesignated shares; 5,000,000 shares
  authorized; none issued                        ---               ---
 Common stock, $.01 par value; 15,000,000
  shares authorized; 7,986,007 & 7,376,923
  issued                                        79,860            73,769
Paid-in-capital                              6,944,302         5,122,292
Retained earnings (deficit)                 (2,812,716)       (2,811,024)
                                             4,211,446         2,385,037

                                           $ 4,738,451       $ 3,063,097
* Derived from audited financial statements
/TABLE

                              APA OPTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                            Three months ended         Six months ended
                               September 30                September 30
                            1995          1994         1995        1994
REVENUES                $  682,828    $  445,679    $ 1,274,845 $   895,901

COSTS AND EXPENSES:
 Cost of sales and
 services                  547,409       360,701        992,735     682,046

 Selling, general &
 administrative            126,732       144,890        279,359     274,178
 Research & development      ---          66,551          2,467     164,226
                           674,141       572,142      1,274,561   1,120,450
Gain/Loss from Operations    8,687      (126,463)           284    (224,549)

INTEREST INCOME & EXPENSE:
 Interest Income            15,465         3,021         17,910       4,548
 Interest Expense          ( 9,107)      (10,793)       (19,386)    (22,612)
                             6,358       ( 7,772)       ( 1,476)    (18,064)
INCOME (LOSS)
 BEFORE INCOME TAXES        15,045      (134,235)      ( 1,192)    (242,613)
INCOME TAX EXPENSE
 (BENEFIT)                     250           ---           500          250

NET INCOME (LOSS)        $  14,795     $(134,235)     $( 1,692)   $(242,863)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)           $ .00         $(.02)         $(.00)      $(.03)


WEIGHTED AVERAGE SHARES
 OUTSTANDING             7,623,839     7,276,010      7,482,477   7,275,469


Page 4 of 8
                             APA OPTICS, INC.
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                         Six Months Ended
                                                            September 30
                                                         1995         1994
OPERATING ACTIVITIES
Net Income (loss)                                  $ (  1,692)  $ (242,863)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                       215,689      219,131
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable       (361,021)      29,603
    (Increase) decrease in inventories and
      prepaid expenses                                 83,375      (45,956)
    Increase (decrease) in accounts payable and
     accrued expenses                                 (56,055)     (40,150)
    Other                                             (57,538)     (31,008)
Net cash provided by (used in) operating
  activities                                         (177,242)    (111,243)

INVESTING ACTIVITIES
Purchases of property and equipment                   (32,039)   *  81,555

Net cash provided by (used in) investing activities   (32,039)      81,555


FINANCING ACTIVITIES
Proceeds from sale of common stock                  1,828,101      260,000
Repayment of long-term debt                           (95,000)     (85,000)

Net cash provided by financing activities           1,733,101      175,000

Increase (decrease) in cash                         1,523,820      145,312

Cash at Beginning of Period                           401,034      274,204

Cash at End of Period                              $1,924,854    $ 419,516

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

                ITEM 2.  MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations:

	Revenues for the second quarter of fiscal 1996 ended September 30, 1995 were $682,828, an increase of 53% from the second quarter of fiscal 1995 ended September 30, 1994. The second quarter revenues of fiscal 1996 are also up 15% as compared to the first quarter of fiscal 1996. While production revenues decreased by $192,382 during the first two quarters of fiscal year 1996 as compared to the first two quarters of fiscal 1995, contract revenues increased by $571,326 resulting in an overall increase in revenues of $378,944 for the first two quarters of fiscal 1996. This shift is consistent with the Company's overall plans to focus upon production and marketing of products based upon its research and development activities. The increased contract revenues also resulted in reducing the Company's paid internal research and development expenses to $2,467 during the first two quarters of fiscal year 1996 from $164,226 for the first two quarters of fiscal year 1995.

	The substantial increase in government contract revenues for the first two quarters of fiscal 1996 as compared to the first two quarters of fiscal 1995 is a result of the Company's efforts in winning new government contracts in fiscal 1995. The Company's backlog of unfinished government contracts is approximately $3.2 million.

	For the second quarter of fiscal 1996, the Company is reporting a profit of $14,795 after writing off raw materials associated with the Interferometer for aspheric testing (IAT). The Company decided to write off these materials due to lack of revenues from these products. The $14,795 profit for the second quarter of fiscal 1996, compares to a net loss of ($134,235) for the second quarter of fiscal 1995. This improvement is mainly due to significant reduction in company paid research and development expenses and increased contract revenues. The quarters results mark the first profitable quarter for the Company in the past five years. The Company anticipates it will continue to show a profit next quarter.

Liquidity and Capital Resources:

	The Company's cash balance at September 30, 1995 is $1,924,854. The Company's current ratio is over sixteen to one. The receivables are up this quarter end, due to delays in receiving government payments due to the government's year end. These payments will be received during the third quarter. The Company raised approximately $1.8 million in a private placement of 600,000 shares of the Company's common stock. These funds will be used to supplement the $6.5 million of assistance from the State of South Dakota and the city of Aberdeen for the construction of a new optoelectronic product manufacturing facility in Aberdeen, South Dakota.

                        PART II. OTHER INFORMATION

ITEMS 1 - 5.  Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 11:  Statement RE:  Computation of per share earnings.

(b)  Exhibit 27:  Financial Data Schedules

     There were no reports on Form 8-K filed during the three months ended September 30, 1995.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         APA OPTICS, INC.


         October 26, 1995                s/s  Anil  K.  Jain

                Date                     Anil K. Jain
                                         President
                                         Principal Executive Officer
                                         Treasurer & Principal Financial
                                         Officer


         October 26, 1995                s/s  Randal  J.  Becker

                Date                     Randal J. Becker
                                         Principal Accounting Officer