Form 10QSB
period 1995-12-31
APA OPTICS INC /MN/
filed 1996-02-07
CIK 796505

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended December 31, 1995 or

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

          Class:                   Outstanding at December 31, 1995
 Common stock, par value $.01                  7,986,007

                       PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                             APA OPTICS, INC.
                         CONDENSED BALANCE SHEETS

ASSETS                                      Decmeber 31         March 31
                                               1995              1995
CURRENT ASSETS:                             (Unaudited)        (Audited)*
Cash and short-term investments             $2,167,855        $  401,034
Accounts receivable                            484,952           421,943
Inventories:
 Raw Materials                                  24,244            61,791
 Work-in-process & finished goods              199,253           146,414
Prepaid expenses                                35,977            31,225
Bond reserve funds                              41,667            63,333
TOTAL CURRENT ASSETS                         2,953,948         1,125,740

PROPERTY AND EQUIPMENT, NET                  1,238,461         1,492,282

OTHER ASSETS                                   603,609           445,075

                                           $ 4,796,018       $ 3,063,097

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Debt          $   100,000       $    95,000
Accounts payable                                42,065            97,584
Accrued expenses                                80,723            40,476
TOTAL CURRENT LIABILITIES                      222,788           233,060

LONG TERM DEBT                                 345,000           445,000

SHAREHOLDERS' EQUITY
 Undesignated shares; 5,000,000 shares
  authorized; none issued                        ---               ---
 Common stock, $.01 par value; 15,000,000
  shares authorized; 7,986,007 & 7,376,923
  issued                                         79,860            73,769
Paid-in-capital                               6,927,192         5,122,292
Retained earnings (deficit)                  (2,778,822)       (2,811,024)
                                              4,228,230         2,385,037

                                            $ 4,796,018       $ 3,063,097

* Derived from audited financial statements

                              APA OPTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                             Three months ended          Nine months ended
                                December 31                 December 31
                            1995          1994            1995         1994
REVENUES               $   592,018   $   568,971   $ 1,866,863  $ 1,464,872

COSTS AND EXPENSES:
 Cost of sales and
 services                  456,282       488,124     1,449,017    1,170,170

 Selling, general &
 administrative            112,774       117,879       392,133      392,057
 Research & development          0        19,688         2,467      183,914
                           569,056       625,691     1,843,617    1,746,141
Gain/Loss from Operations   22,962       (56,720)       23,246     (281,269)

INTEREST INCOME & EXPENSE:
 Interest Income            19,703         5,467        37,613       10,015
 Interest Expense           (8,521)      (10,279)      (27,907)     (32,891)
                            11,182       ( 4,812)        9,706      (22,876)
INCOME (LOSS)
 BEFORE INCOME TAXES        34,144       (61,532)       32,952     (304,145)
INCOME TAX EXPENSE
 (BENEFIT)                     250           500           750          750

NET INCOME (LOSS)      $    33,894     $ (62,032)    $  32,202    $(304,895)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)           $ .00         $(.01)        $ .00        $(.04)


WEIGHTED AVERAGE SHARES
 OUTSTANDING              8,029,569     7,376,575     7,651,545    7,309,294

                             APA OPTICS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       Nine Months Ended
                                                           December 31
                                                        1995         1994
OPERATING ACTIVITIES
Net Income (loss)                                  $   32,202   $ (304,895)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                       303,708      330,168
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        (63,009)    (102,270)
    (Increase) decrease in inventories and
      prepaid expenses                                  1,622      (30,282)
    Increase (decrease) in accounts payable and
     accrued expenses                                 (15,271)     (94,492)
    Other                                            (194,534)     (47,715)
Net cash provided by (used in) operating
  activities                                           64,718     (249,486)

INVESTING ACTIVITIES
Purchases of property and equipment                   (13,888)   *  54,629

Net cash provided by (used in) investing activities   (13,888)      54,629


FINANCING ACTIVITIES
Proceeds from the sale of common stock              1,810,991      242,920
Repayment of long-term debt                           (95,000)     (85,000)


Net cash provided by (used in) financing activities 1,715,991      157,920

Increase (decrease) in cash                         1,766,821      (36,937)

Cash at Beginning of Period                           401,034      274,204
Cash at End of Period                              $2,167,855    $ 237,267

                  NOTE TO CONDENSED FINANCIAL STATEMENTS
1. In the opinion of management, the information furnished reflects all adjustments which are necessary to a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. The results of any interim period are not necessarily indicative of results for the full year.

* Includes $125,000 from the sale of used equipment.

                ITEM 2.  MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations:
	Both revenues and profits improved for the third quarter of fiscal 1996 ended December 31, 1995 as compared to the third quarter of fiscal 1995.
	Revenues for the third quarter of fiscal 1996 increased 4% as compared to the third quarter of fiscal 1995. Revenues for the third quarter were, however, 13% lower as compared to the revenues for the second quarter of 1996 due mainly to: i) annual shut down during the year end holidays and ii) delays in billing on a government contract due to delays in funding authorization. The profits for the third quarter of fiscal 1996 increased 129% as compared to the profits for second quarter of fiscal 1996, despite the reduction in revenues.
	Revenues of $1,866,863 for the first nine months of fiscal 1996 are 27% higher than the revenues of $1,464,872 for the same period of fiscal 1995, due mainly to increase in contract revenues. Whereas the contract revenues increased by $635,109, the Company experienced a reduction in production revenues of $233,117 during the first nine months of fiscal 1996 as compared to the same period of fiscal 1995. The Company continues to work towards its goal of improving production revenues by manufacturing and marketing of products based on its own technology.
	The Company is reporting a net profit of $33,894 for the third quarter of fiscal 1996 as compared to a net loss of ($62,032) for the third quarter of fiscal 1995. For the first nine months of fiscal 1996 the Company is reporting a profit of $32,202 as compared to losses of ($304,895) for the first nine months of fiscal 1995. The high cash balance has contributed to the Company's profit, through interest income. The Company's backlog of uncompleted contracts continues to improve, approximately $4.6 million at December 31, 1995. The Company continues to win new government contracts. Also, development continues on the new product to be manufactured in our planned Aberdeen facility.

Liquidity and Capital Resources:
	The Company's cash balance at December 31, 1995 is $2,167,855. The Company's current ratio is over thirteen to one. The Company raised approximately $1.8 million in a private placement of 600,000 shares of the Company's common stock late in the second quarter of fiscal 1996. These funds will be used to supplement the $6.5 million of assistance from the State of South Dakota and the City of Aberdeen for the construction of a new optoelectronic product manufacturing facility in Aberdeen, South Dakota.

                        PART II. OTHER INFORMATION

ITEMS 1 - 5.  Not Applicable.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 11:  Statement RE:  Computation of per share earnings.

(b)  Exhibit 27:  Financial Data Schedules

     There were no reports on Form 8-K filed during the three months ended December 31, 1995.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APA OPTICS, INC.


              2/07/96                     s/s  Anil  K.  Jain

                Date                     Anil K. Jain
                                         President
                                         Principal Executive Officer
                                         Treasurer & Principal Financial
                                         Officer


              2/07/96                     s/s  Randal  J.  Becker

                Date                     Randal J. Becker
                                         Principal Accounting Officer