Form 10KSB
period 1996-03-31
APA OPTICS INC /MN/
filed 1996-07-01
CIK 796505

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]
    For the fiscal year ended        Commission File Number:
         March 31, 1996                      0-16106

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

    For the transition period from ____________ to  ____________

                             APA OPTICS, INC.
          (exact name of registrant as specified in its charter)

           Minnesota                            41-1347235
   (State of incorporation)                (I.R.S. Employer ID No.)

         2950 N.E. 84th Lane, Blaine, MN              55449
     (Address of principal executive offices)       (zip code)

Issuer's telephone number, including area code: (612) 784-4995

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                             (Title of class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to the filing requirements for the past 90 days.
Yes   X   No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,485,833.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 17, 1996, was approximately $21,870,000.

The shares of Common Stock outstanding as of May 17, 1996 were 7,990,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the fiscal year ended March 31, 1996 (the "1996 Annual Report"), are incorporated by reference into Part II. The Annual Report is filed with this report as Exhibit 13.

Portions of the proxy statement for the annual shareholders meeting to be held on August 21, 1996 ("Proxy Statement") are incorporated by reference into Part III.

                                  PART I


Item 1.  Description of Business.

(a)  General Development of Business.

	APA Optics, Inc. (the "Company"), a Minnesota corporation organized in 1979, is engaged in the business of developing, designing, and fabricating optical components and optical systems for laser and other industrial applications; Developing and fabricating optical coatings and thin film optical devices; Research and development of optoelectronic technology and related devices.


(b)  Description of Business.

	 Products and Services

	(i) Optical Lens Systems. The Company designs and builds multi-element lens systems and components, including mounting structures, for precision quality optical needs. Many applications such as laser industrial imaging systems and display systems require precision quality optics.

	A lens is a transparent optical component, the surface of which converges or diverges the light transmitted through it to form a real or virtual image of an object. A lens system consists of two or more lenses and is generally required for photographic and laser devices, microscopes, and telescopes. The design of a lens system involves selection of suitable optical glass and a delicate balance of various radii of lenses, lens thickness, and separation between various lenses. To accomplish these tasks, the Company uses sophisticated computer design programs, some of which it has purchased and some of which have been internally developed.

	The Company has designed and built lens systems for various applications. These applications include laser-based systems, imaging systems, inspection systems, display systems, display optics, focusing optics for ultraviolet fire alarms, alignment verification optics for dual magnetic recording heads, and multi-magnification optics systems for optical comparators.

	(ii) Optical Thin Film Coatings. The Company custom designs, develops, and fabricates optical thin film coatings for optical components of lasers, laser systems, optical instruments, and optical devices.

	The Company uses its optical thin film coating services in two major ways. Antireflective coatings are deposited onto fabricated lens components. The Company also uses its thin film coating facility to design, develop, and fabricate coatings for lens components supplied by customers.

	Applications for thin film coatings services are concentrated primarily in optical components used in lasers and laser systems. The Company provides high quality coatings to meet the delicate demands required in these systems.

	(iii) Binary Optic Laser Scanner (BOLS): The BOLS provides two-dimensional scanning of laser beams without any motors or rotating platforms. BOLS will find many applications due to its many unique features including compactness and ruggedness. BOLS can create multiple beams from a single input laser beam, and scan all of these in two-dimensions and receive the returns from the scanned beams. Some of the potential applications include: laser radar; 3-dimensional surface profiling; on-site, non-contact inspection during manufacturing etc.

	(iv) Optoelectronics Devices. The Company is focusing its research and development effort on several optoelectronics devices. Optoelectronic devices will be vital components of future communication systems and optical instruments. To foster development of fiber-optic high data rate communication systems, certain miniature lightweight modules, including amplifiers, switches, couplers, filters, and isolators, need to be created. These modules must then be integrated into microcircuit chips. Solving the problems of this technology is the current focus of the Company's development effort.

	The Company is developing the following major optoelectronic devices:

Wavelength Divisional Multiplexed (WDM) Modulator

	Recently, the Company demonstrated the feasibility of a WDM optical modulator-which is capable of transmitting several channels through a single optical fiber for communication applications. APA Optics developed the optical modulator (single channel) technology during the early 90's for fiber optic communication. These modulators have the capability of direct high speed (several billion bits per second) data loading and unloading on laser beams going through optical fibers, either for short distance or long distance. The WDM consists of a Gallium Arsenide material chip (fabricated using conventional semiconductor processing techniques) on which both laser beams and electrical beams can travel independently or interact with each other. This device, therefore, provides an easy way of mixing computer data, video or cable information (which are electrical in nature) with the laser beam going through the optical fiber. As a result, the modulator will be very valuable for fiber optic communication system including Local Area Networks (LANs). The WDM optical modulator, developed recently, provides a major break-through in which the information can travel on several different channels within a single fiber (A simple analogy is the expansion of a single lane highway to a multi-lane throughway). As a result, the WDM due to its multiple channels provides: higher speed, increased and regulated data handling capabilities as compared to a single channel modulator.

The Company filed a patent for WDM optical modulator in June 1994, which was allowed on May 8, 1995. The Company is building three (3) sets of WDM optical modulators for internal testing and characterization. The Company plans to build several prototype and pre-production sets prior to manufacturing of the WDM modulators.

UV Detector

	The UV Detector ia a high response solid state detector based on single-crystal gallium nitride. The GaN detector is expected to have applications in spectrometry, solar radiation measurement, excimer-laser measurement and calibration, biomedical instrumentation, and flame detection and monitoring. The detector is visible blind, which allows detection of UV radiation in the presence of room lights without a filter. The company believes the GaN detector has advantages over photomultiplier tubes because of its ruggedness and chemical inertness, which suit it for application in high-vibration and harsh environments as well as high-temperature operation.


Other Products

The Company is performing contract research on at least two additional AlGaN based devices, namely: a UV/blue laser; and transistor, which may form the basis for future products.

	Major Customers

	Revenues from sales and contract fees to the following unrelated customers constituted more than ten percent of the Company's total operating revenues in the last two fiscal years:

							 Year Ended March 31,

   Name                    	      1996             1995

Government Agencies(1)	            89%              78%





(1) Represents services to several operating agencies of the U.S.
Government, as  follows:

                                    1996             1995
Navy                                 58%              36%
Air Force                            38               55
Army                                  4                9
Total                               100%             100%

	Backlog

	The Company's backlog of uncompleted contracts at March 31, 1996, was approximately $4,000,000, about the same as the backlog at March 31, 1995.
Of the current year's backlog, all contracts will be completed within the next year except for several multi-year contracts, of which approximately $2,000,000 will be completed in the following year.

	Competition

	Competition in the optics fabrication business is significant. Many of the companies engaged in the business are well-financed and have significantly greater research, development, production, and marketing resources than those of the Company. The Company believes that it has a competitive advantage in the important factors of quality and performance since it has a complete facility for the development, design, and fabrication of optical systems. Also, the geographical location of the Company gives it a competitive advantage in marketing its products to companies located in the Midwest, since most of the Company's competitors are located on the East and West Coasts.

	There is also significant competition for research and development contracts for the development of optics technologies. Many potential competitors have significantly greater resources for product research and development than the Company. However, the Company believes that an early start in relatively new technologies will provide an edge in procuring various development contracts.


	Research and Development

	During the fiscal years ended March 31, 1996, and 1995 the Company spent approximately $30,000 and $228,000, respectively, on research and development sponsored by the Company. In addition, in each of those years, the Company spent approximately $1,559,000, and $1,125,000, respectively, on research activities sponsored by customers.

	Employees

	As of March 31, 1996, the Company employed 20 full-time employees and two part-time employees (including its executive officers).

Item 2.	Description of Property.

	The Company's offices, manufacturing facilities, and laboratories are located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. The Company currently leases 23,500 square feet of space in the building under a sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note 10 of Notes to Financial Statements in the 1996
Annual Report included as Exhibit 13 to this Report. The Company owns land directly west of the Company and may use it for future expansion.

Item 3.  Legal Proceedings.

	There are no material pending legal proceedings in which the Company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security-Holders.

	No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.





                                  PART II


Item 5.  Market for Common Equity and Related
         Stockholder Matters.

	"Common Stock Information" on page 17 of the 1996 Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations.

	"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 of the 1996 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements.

	The financial statements included on pages 10-16 of the 1996 Annual Report are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

	None.

                                 PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons;
	     Compliance with Section 16(a) of the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of APA Optics, Inc. executive officers, their ages, positions and offices as of March 31, 1996.

Name					Age		Position
Dr. Anil K. Jain	     50		President and Treasurer
M. Asif Khan		     45		Vice President of Optoelectronic
                                   Products
Kenneth A. Olsen		52		Vice President and Secretary
Randal J. Becker	     43		Principal Accounting Officer

BUSINESS EXPERIENCE

Dr. Anil K. Jain, has been a Director and President and Treasurer since March 1979. From 1973 until October 15, 1983, when Dr. Jain commenced full time employment with the Company, he was employed at the Systems and Research Center at Honeywell Inc. as a Senior Research Fellow, coordinating optics-related development.

M. Asif Khan has been with the Company since 1986 and has been Vice President of Optoelectronic Products since June 1989. Prior to joining the Company, he had been with 3M Corp., St. Paul, Minnesota.

Kenneth A. Olsen has been a Director since 1980, Secretary since 1983, and Vice President since 1992. Prior to joining the Company, he had been with 3M Corp., St. Paul, Minnesota.

Randal Becker has been Principal Accounting Officer since joining the Company in 1987. Prior to joining the Company he was with Apache
Corporation, Minneapolis, Minnesota.

	Information regarding Directors is incorporated herein by reference from the Proxy Statement.


Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Item 12.	Certain Relationships and Related Transactions.


	The information requested by the above items 10, 11, and 12 is included in the Proxy Statement, which is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.



(a)  Exhibits: See Exhibit Index on Page 9

(b)  Exhibit 10.2a(ii): Amendment to Agreement of Intent and Due Diligence
                        dated August 15, 1995.

(c)  Exhibit 11: Statement RE: Computation of pershare earnings.

(d)  Exhibit 13: Annual Report to Shareholders for year ended March 31,
1996.

(e)  Exhibit 27: Financial Data Schedules.

		No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1996.




                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APA OPTICS, INC.

Date:  June 21, 1996           By  s/s Anil K. Jain
                                  Anil K. Jain, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




s/s Anil K. Jain                President, chief       June 21, 1996
Anil K. Jain                    executive officer,
                                treasurer, chief
                                financial officer,
                                and director

s/s Kenneth A. Olsen            Secretary, Vice        June 21, 1996
Kenneth A. Olsen                President, and
                                director

s/s Randal J. Becker            Principal              June 21, 1996
Randal J. Becker                accounting officer

s/s Lincoln Hudson              Director               June 21, 1996
Lincoln Hudson

                               EXHIBIT INDEX

Exhibit                                        Page Number or Incorporated
Number             Description                       by Reference to

 3.1      Restated Articles                    Exhibit 3.1 to Registrant's
          of Incorporation, as amended         Report on Form 10-KSB for
          to date, and Statement               the fiscal year ended March
          regarding establishment of           31, 1995 (the "1995 10-KSB")
          class of shares

 3.2      Bylaws                               Exhibit 3.2 to the
                                               Registration Statement on
                                               Form S-18 filed with the
                                               Chicago Regional Office of
                                               the Securities and Exchange
                                               Commission on June 26, 1986
                                               (the "Registration
                                               Statement")

 4.1a     First Restated and Amended           Exhibit 4.1a to Registrant's
          Loan Agreement by and between        Report on Form 10-K for the
          the Minnesota Agricultural and       fiscal year ended March 31,
          Economic Development Board           1991 ("1991 10-K")
          (the "Board") and the
          Registrant dated July 1, 1990

 4.1b     Security Agreement from the          Exhibit 4.1b to the 1991
          Registrant to the Board dated        10-K
          as of July 1, 1990

 4.1c     Registrant's Restated and            Exhibit 4.1c to the 1991
          Amended Promissory Note in the       10-K
          amount of $1.5 million payable
          to the Board

 4.1d     Intercreditor Agreement and          Exhibit 4.1d to the 1991
          Consent by and among the             10-K
          Board, the Registrant, and
          other parties dated July 1,
          1990

10.1      Sublease Agreement between the       Exhibit 10.1 to the
          Registrant and Jain-Olsen            Registration Statement
          Properties and Sublease
          Amendment and Option Agreement
          between the Registrant and
          Jain-Olsen Properties

10.2a(i)  Agreement of Intent and Due          Exhibit 10.2a to the 1995
          Diligence effective  May 8,          10-KSB
          1995, by and between the
          Registrant and Aberdeen Corporation

10.2a(ii) Amendment to Agreement of Intent     Page 11
          and Due Diligence dated August
          15, 1995

                               EXHIBIT INDEX
                                 (cont'd)

Exhibit                                         Page Number or Incorporated
Number               Description                      by Reference to

  10.2b   Letter dated February 24, 1995,       Exhibit 10.2b to the 1995
          to the Registrant from the South      10-KSB
          Dakota Governor's Office of Economic
          Development regarding funding of
          Aberdeen project


* 10.3a   Stock Option Plan for Nonemployee     Exhibit 10.3a to
          Directors                             Registrant's Report on Form
                                                10-KSB for the fiscal year
                                                ended March 31, 1994 (the
                                                "1994 10-KSB")

* 10.3b   Form of option agreement issued       Exhibit 10.3b to 1994 10-
          under the plan                        KSB

  10.4    Insurance agreement by and            Exhibit 10.5 to
          between the Registrant and            Registrant's Report on Form
          Anil K. Jain                          10-K for the fiscal year
                                                ended March 31, 1990

  11      Statement regarding                   Page 14
          computation of per share
          earnings

  13      Annual Report to Shareholders         Page 15
          for year ended March 31, 1996


* Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.