Form 10QSB
period 1996-06-30
APA OPTICS INC /MN/
filed 1996-08-13
CIK 796505

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1996 or

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

                              Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class:                   Outstanding at June 30, 1996
 Common stock, par value $.01                  8,146,360

                       PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                             APA OPTICS, INC.
                         CONDENSED BALANCE SHEETS

ASSETS                                        June 30          March 31
                                               1996              1996
CURRENT ASSETS:                             (Unaudited)        (Audited)*
Cash and short-term investments             $3,829,920        $2,256,309
Accounts receivable                            384,597           406,852
Inventories:
 Raw Materials                                  31,805            24,806
 Work-in-process & finished goods              143,407           105,993
Costs in excess of billings on
 research contracts                            218,433           210,658
Prepaid expenses                                18,589            30,305
Bond reserve funds                              91,667            66,667
TOTAL CURRENT ASSETS                         4,718,418         3,101,590

PROPERTY AND EQUIPMENT, NET                  1,309,050         1,157,570

OTHER ASSETS                                 2,850,482           497,189

                                           $ 8,877,950       $ 4,756,349

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Debt          $   135,638       $   100,000
Accounts payable                                65,691           112,857
Accrued expenses                               101,470            91,264
TOTAL CURRENT LIABILITIES                      302,799           304,121

LONG TERM DEBT                               4,004,362           345,000

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000 shares
 authorized; none issued                         ---               ---
Common stock, $.01 par value; 15,000,000
 shares authorized; 8,146,360 & 7,990,007
 issued                                       81,464            79,900
Paid-in-capital                              7,456,339         6,930,826
Retained earnings (deficit)                 (2,967,014)       (2,903,498)
                                             4,570,789         4,107,228

                                           $ 8,877,950       $ 4,756,349

* Derived from audited financial statements

                              APA OPTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                      Three months ended
                                          June 30,
                                      1996          1995
REVENUES                         $   538,388   $   592,017

COSTS AND EXPENSES:
 Cost of sales and
 services                            356,740       445,326

 Selling, general &
 administrative                      149,226       152,627
 Research & development              108,356         2,467
                                     614,322       600,420
Gain/Loss from Operations            (75,934)       (8,403)

INTEREST INCOME & EXPENSE:
 Interest Income                      21,188         2,445
 Interest Expense                     (8,521)      (10,279)
                                      12,667        (7,834)
INCOME (LOSS)
 BEFORE INCOME TAXES                 (63,267)      (16,237)
INCOME TAX EXPENSE
 (BENEFIT)                               250           250

NET INCOME (LOSS)                $   (63,517)    $ (16,487)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)                    $(.01)        $(.00)


WEIGHTED AVERAGE SHARES
 OUTSTANDING                       8,000,784     7,381,792

                             APA OPTICS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        Three Months Ended
                                                              June
                                                        1996         1995
OPERATING ACTIVITIES
Net Income (loss)                                 $  (63,517)  $  (16,487)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                      109,294      103,193
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        22,255      (38,953)
    (Increase) decrease in inventories and
      prepaid expenses                               (65,472)     (18,424)
    Increase (decrease) in accounts payable and
     accrued expenses                                 (1,322)     (60,324)
    Other                                             24,028      (38,003)
Net cash provided by (used in) operating
  activities                                          25,266      (68,998)

INVESTING ACTIVITIES
(Purchases) Sales of property and equipment         (248,773)     (23,376)
Net cash used in investing activities               (248,773)     (23,376)


FINANCING ACTIVITIES
Proceeds from the sale of common stock               527,077        4,492
Long term debt proceeds                            3,659,362        ---
Ernest money deposit on bond financing              (315,000)       ---
Debt placement costs                               (277,182)       ---
Bond reserve funds                                (1,797,139)       ---

Net cash provided by financing activities          1,797,118        4,492

Increase (decrease) in cash                        1,573,611      (87,882)

Cash at Beginning of Period                        2,256,309      401,034

Cash at End of Period                             $3,829,920    $ 313,152

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

                ITEM 2.  MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations:

	Revenues for the first quarter of fiscal 1997 ended June 30, 1996 were $538,388, a decrease of 9% from the first quarter of fiscal 1996 ended June 30, 1995. While the production revenues increased by $21,665 during the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996, the contract revenues decreased by $75,294 resulting in an overall decrease of $53,629 for the period. The decrease in revenues for the first quarter of fiscal 1997 as compared to revenues of the first quarter of fiscal 1996 can be attributed to a substantial increase in internal research & development funded by the Company, by personnel who would otherwise be generating revenues working on government paid contracts. Also, the Company has experienced significant administration costs associated with the Aberdeen project. The increase in IR&D results from continuing efforts in the modulator production plans for our Aberdeen facility. Internal research and development expenses were $108,356 during the first quarter of fiscal year 1997 as compared to $2,467 for the first quarter of fiscal year 1996.

     The Company's backlog of unfinished government contracts is approximately $3.6 million at the end of the first quarter of fiscal 1997. The Company has hired additional research scientists in the first quarter, which is expected to result in increased contract revenues in the second quarter of fiscal 1997.

	For the first quarter of fiscal 1997, the Company is reporting a net loss of ($63,517) as compared to a net loss of ($16,487) for the first quarter of fiscal 1996. This increase in losses of $47,030 is mainly due to an increase of $105,889 in company paid research and development expenses. The Company anticipated it would initially lose money on the Aberdeen project, as reported previously in our fiscal 1996 annual report. The Company's combined research & development activities (contract and internal) increased by $30,595 for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.

Liquidity and Capital Resources:

	The Company's cash balance at June 30, 1996 is $3,829,920, an increase of $1,573,611 from the year ended March 31, 1996. The Company's current ratio is over fifteen to one. The Company believes that it has sufficient cash to maintain its normal operations through the balance of fiscal 1997 and beyond. During the first quarter of fiscal 1997 the Company closed on the financial assistance programs from the State of South Dakota and Aberdeen, South Dakota.


The total financing is not complete at this time, but the Company has acquired funding of $3,445,000 along with equity proceeds of $500,000, and a land grant of $250,000. The facility in Aberdeen will begin construction during the second quarter of fiscal 1997.
Page 7 of 8

                        PART II. OTHER INFORMATION

ITEMS 1 - 5.  Not Applicable.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

	4.1(a) State of South Dakota Board of Economic Development $300,000
            Promissory Note, REDI Loan No: 95-13-A

	4.1(b) State of South Dakota Board of Economic Development Security
            Agreement, REDI Loan No: 95-13-A dated May 28, 1996

	4.2(a) $700,000 Loan Agreement dated June 24, 1996 by and between
            Aberdeen Development Corporation and APA Optics, Inc.

	4.2(b) $300,000 Loan Agreement dated June 24, 1996 by and between
            Aberdeen Development Corporation and APA Optics, Inc.

	4.2(c) $250,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Optics, Inc.

	4.2(d) $300,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Optics, Inc.

	4.3(a) Loan Agreement between South Dakota Economic Development Finance Authority and APA Optics, Inc.

	4.3(b) Mortgage and Security Agreement - One Hundred Day Redemption from APA Optics, Inc. to South Dakota Economic Development Finance
       Authority dated as of June 24, 1996

	4.4(a) Subscription and Investment Representation Agreement of NE
       Venture, Inc.
	4.4(b) Form of Common Stock Purchase Warrant for NE Venture, Inc.

     11: Statement RE:  Computation of per share earnings.

     27: Financial Data Schedule










Page 8 of 8


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1996.


                                Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APA OPTICS, INC.


             08/13/96                    s/s  Anil  K.  Jain

                Date                     Anil K. Jain
                                         President
                                         Principal Executive Officer
                                         Treasurer & Principal Financial
                                         Officer


             08/13/96                     s/s  Randal  J.  Becker

                Date                     Randal J. Becker
                                         Principal Accounting Officer