Form 10QSB
period 1996-09-30
APA OPTICS INC /MN/
filed 1996-11-06
CIK 796505

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         Form 10-QSB

X          Quarterly report pursuant to Section 13 or 15(d)
                                                    of the
                                                    Securitie
                                                    s
                                                    Exchange
                                                    Act of
            1934

     For the quarterly period ended September 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

     For the transition period from
     to                             .

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

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

                     Yes      X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class:
Outstanding at September 30, 1996
Common stock, par value $.01
8,304,624

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS
September 30               March 31

1996                        1996
CURRENT ASSETS:
(Unaudited)                 (Audited) *
Cash and short-term investments
$4,499,123                $2,256,309
Accounts receivable
824,961                    406,852
Inventories:
  Raw materials
18,385                      24,806
 Work-in-process & finished goods
146,139                    105,993
Costs in excess of billings on
 research contracts
0                    210,658
Prepaid expenses
12,850                      30,305
Bond reserve funds
17,500                      66,667
TOTAL CURRENT ASSETS
5,518,958                 3,101,590

PROPERTY AND EQUIPMENT, NET
1,234,307                1,157,570

OTHER ASSETS
2,835,645                   497,189


$ 9,588,910              $ 4,756,349

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
$    152,517                $   100,000
Accounts payable
59,884                     112,857
Accrued expenses
107,724                      91,264
TOTAL CURRENT LIABILITIES
320,125                    304,121

LONG-TERM DEBT
3,950,574                    345,000

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000 shares
 authorized; none issued
---                             ---
Common stock, $.01 par value; 15,000,000
 shares authorized; 8,304,624 & 7,990,000
 issued
83,046                       79,900
Paid-in capital
8,208,943                  6,930,826
Retained earnings (deficit)
(2,973,778)               (2,903,498)

5,318,211                 4,107,228

$  9,588,910             $  4,756,349

    Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

Three months ended                     Six months ended

    September 30                             September 30

1996                     1995               1996
1995
REVENUES                                          $
672,666            $   682,828       $1,211,054
$1,274,845

COSTS AND EXPENSES:
 Cost of sales and
 services
442,328                547,409             799,068
992,735

 Selling, general &
 administrative
157,263                126,732              306,489
279,359
 Research & development                            117,650
---                  226,006                 2,467

717,241                674,141           1,331,563
1,274,561
Gain/Loss from Operations:                         (44,575)
8,687            (120,509)                  284

INTEREST INCOME & EXPENSE:
 Interest Income
94,355                    15,465               115,543
17,910
 Interest Expense
(56,293)                  (9,107)              (64,814)
(19,386)

38,062                     6,358                 50,729
(1,476)
INCOME (LOSS)
 BEFORE INCOME TAXES                         (6,513)
15,045                (69,780)            (1,192)
INCOME TAX EXPENSE
 (BENEFIT)
250                        250                       500
500

NET INCOME (LOSS)                        $      (6,763)
$     14,795              $  (70,280)       $   (1,692)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)                         $          (.00)
$          .00              $      (.01)       $       (.00)


WEIGHTED AVERAGE SHARES
OUTSTANDING                                    8,160,736
7,623,839             8,081,197        7,482,477

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

Six Months Ended

September 30

1996              1995

OPERATING ACTIVITIES
Net income (loss)
$    (70,280)             $    (1,692)
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization
219,768                  215,689
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable
(418,109)                (361,021)
      (Increase) decrease in inventories and
         prepaid expenses
32,897                    83,375
       Costs in excess of billings on research contracts
210,658                       ---
      Increase (decrease) in accounts payable and
       accrued expenses
16,004                   (56,055)
      Other
19,682                  (57,538)
Net cash provided by (used in) operating
  activities
10,620                 (177,242)

INVESTING ACTIVITIES
Purchases of property and equipment
(272,505)                 (32,039)

Net cash (used in) investing activities
(272,505)                 (32,039)

FINANCING ACTIVITIES
Proceeds from the sale of common stock
1,281,263              1,828,101
Long-term debt proceeds
3,722,483                      ---
Earnest money deposit  on bond financing
(315,000)                     ---
Debt placement costs
(286,869)                     ---
Bond reserve funds
(1,780,269)                     ---
 Repayment of long-term debt
(116,909)               (95,000)
Net cash provided by financing activities
2,504,699             1,733,101

Increase in cash
2,242,814             1,523,820

Cash at Beginning of Period
2,256,309               401,034

Cash at End of Period
$ 4,499,123         $ 1,924,854

           NOTE TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the information furnished reflects all adjustments which are necessary to a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. The result of any interim period are not necessarily indicative of results for the full year.
Page 5 of 7

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the second quarter of fiscal 1997 ended September 30, 1996 were $672,666, a decrease of 1% from the second quarter of fiscal 1996 ended September 30, 1995. The second quarter revenues of fiscal 1997 are up 25% as compared to the first quarter of fiscal 1997 attributed to additional contract revenues. Revenues for the first two quarters of fiscal 1997 are down five percent as compared to the first two quarters of fiscal 1996. The Company continues to devote personnel toward product development associated with the Aberdeen project.

     For the second quarter of fiscal 1997, the Company is reporting a loss of $6,763 as compared to a loss of $63,517 in the first quarter of fiscal 1997. For the first two quarters of fiscal 1997, the Company is reporting a loss of $70,280 as compared to a loss of $1,692 for fiscal 1996. Although the Company has an increased loss for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996, the Company has increased its gross profit margin from 22% in fiscal 1996 to 34% in fiscal 1997. The main reason for the increased losses in spite of the increased gross profit margin in 1997, is the significant increase in internal research and development and administrative costs relative to the move toward product manufacturing. Research and development costs have increased from $ 2,467 for the first six months of fiscal 1996 to $226,006 for the first six months of fiscal 1997. The Company plans to continue these IR&D costs attributed to further development of the WDM receiver in the following quarters.

Liquidity and Capital Resources:

     The Company's cash balance at September 30, 1996 is $4,499,123 compared to $2,256,309 at March 31, 1996. The
Company's account receivable balance has increased to $824,961 at September 30, 1996 compared to $406,852 at March 31, 1996. The increase in receivables is due to the delay in payment on government contracts, which will all be paid during the third quarter of fiscal 1997. The cash increase during the second quarter can be attributed to the Company completing additional financing with Aberdeen, South Dakota. The Company received an additional $700,000 in equity financing and $75,000 in loans during the second quarter. Following the end of the second quarter the Company began Construction of the Aberdeen facility and plans to complete construction by March 1997.






Page 6 of 7

                 PART II. OTHER INFORMATION

ITEMS 1 - 5.    Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 11:   Statement RE:   Computation of per share
  earnings.

(b)  Exhibit 27:   Financial Data Schedules

     There were no reports on Form 8-K filed during the three months ended September 30, 1996.



                         Signatures

In accordance with the requirements of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

November 6, 1996
Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


November 6, 1996
Randal J. Becker

                Date
Randal J. Becker

Principal  Accounting Officer