Form 10QSB
period 1996-12-31
APA OPTICS INC /MN/
filed 1997-02-07
CIK 796505

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

     For the quarterly period ended December 31, 1996 or

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

     Class:
Outstanding at December 31, 1996
Common stock, par value $.01
8,304,624

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS
December 31               March 31

1996                        1996
CURRENT ASSETS:
(Unaudited)                 (Audited) *
Cash and short-term investments
$4,312,813                $2,256,309
Accounts receivable
779,565                    406,852
Inventories:
  Raw materials
18,158                      24,806
 Work-in-process & finished goods
141,427                    105,993
Costs in excess of billings on
 research contracts
0                    210,658
Prepaid expenses
35,247                      30,305
Bond reserve funds
43,750                      66,667
TOTAL CURRENT ASSETS
5,330,960                 3,101,590

PROPERTY AND EQUIPMENT, NET
1,394,095                1,157,570

OTHER ASSETS
2,826,666                   497,189


$ 9,551,721              $ 4,756,349

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
$    152,517                $   100,000
Accounts payable
75,579                     112,857
Accrued expenses
106,861                      91,264
TOTAL CURRENT LIABILITIES
334,957                     304,121

LONG-TERM DEBT
3,938,575                    345,000

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000 shares
 authorized; none issued
---                             ---
Common stock, $.01 par value; 15,000,000
 shares authorized; 8,304,624 & 7,990,000
 issued
83,046                       79,900
Paid-in capital
8,208,943                  6,930,826
Retained earnings (deficit)
(3,013,800)               (2,903,498)

5,278,189                 4,107,228

$  9,551,721             $  4,756,349

* Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

  Three months ended                     Nine months ended

     December 31                             December 31

1996                     1995               1996
1995
REVENUES                                          $   666,014
$   592,018         $1,877,068         $1,866,863

COSTS AND EXPENSES:
 Cost of sales and
 services
522,583                456,282           1,321,651
1,449,017

 Selling, general &
 administrative
135,582                112,774              442,071
392,133
 Research & development                              86,115
0                  312,121                 2,467

744,280                569,056           2,075,843
1,843,617
Gain/Loss from Operations:                         (78,266)
22,962            (198,775)              23,246

INTEREST INCOME & EXPENSE:
 Interest Income
84,927                   19,703               200,470
37,613
 Interest Expense
(45,753)                  (8,521)             (110,567)
(27,907)

39,174                    11,182                 89,903
9,706
INCOME (LOSS)
 BEFORE INCOME TAXES                       (39,092)
34,144               (108,872)            32,952
INCOME TAX EXPENSE
 (BENEFIT)
930                        250                    1,430
750

NET INCOME (LOSS)                        $     (40,022)
$     33,894             $ (110,302)       $   32,202

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)                         $          (.00)
$          .00              $      (.01)       $        .00


WEIGHTED AVERAGE SHARES
OUTSTANDING                                    8,304,624
8,029,569             8,155,944        7,651,545

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

Nine Months Ended

December 31

1996              1995

OPERATING ACTIVITIES
Net income (loss)
$  (110,302)             $    32,202
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization
333,863                  303,708
     Changes in operating assets and liabilities:
      Accounts receivable
(372,713)                 (63,009)
      Inventories and prepaid expenses
(10,811)                    1,622
      Costs in excess of billings on research contracts
210,658                       ---
      Accounts payable and accrued expenses
30,836                  (15,271)
      Other assets
(20,429)               (194,534)
Net cash provided by (used in) operating
  activities
61,102                    64,718

INVESTING ACTIVITIES
Purchases of property and equipment
(284,388)                 (13,888)
Net cash (used in) investing activities
(284,388)                 (13,888)

FINANCING ACTIVITIES
Proceeds from the sale of common stock
1,281,263              1,810,991
Long-term debt proceeds
3,472,483                      ---
Earnest money deposit  on bond financing
(315,000)                     ---
Debt placement costs
(253,721)                     ---
Bond reserve funds
(1,776,327)                     ---
Repayment of long-term debt
(128,908)               (95,000)
Net cash provided by financing activities
2,279,790             1,715,991

Increase in cash
2,056,504              1,766,821

Cash at Beginning of Period
2,256,309                401,034

Cash at End of Period
$ 4,312,813          $ 2,167,855
Supplemented schedule of non-cash transactions:
Land and corresponding deferred revenue
$    250,000          $           ---

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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the third quarter of fiscal 1997 ended December 31, 1996 were $666,014, an increase of 12% from the third quarter of fiscal 1997 ended December 31, 1995. The third quarter revenues of fiscal 1997 are down 1% as compared to the second quarter of fiscal 1997. Revenues for the first three quarters of fiscal 1997 are up one percent as compared to the first three quarters of fiscal 1996.

     For the third quarter of fiscal 1997, the Company is reporting a loss of $40,022 as compared to a loss of $6,763 in the second quarter of fiscal 1997. For the first three quarters of fiscal 1997, the Company is reporting a loss of $110,302 as compared to a profit of 32,202 for the first three quarters of fiscal 1996. Although the Company has a loss for the first nine months of fiscal 1997 as compared to a profit for the first nine months of fiscal 1996, the Company's gross profit margin increased from 22% in fiscal 1996 to 30% in fiscal 1997. The main reason for the increased losses in spite of the increased gross profit margin in 1997, is the significant increase in internal research and development and administrative costs relative to the move toward product manufacturing. Research and development costs have increased from $ 2,467 for the first nine months of fiscal 1996 to $312,121 for the first nine months of fiscal 1997. The Company plans to continue these IR&D costs attributed to further development of the WDM receiver in the following quarters.

Liquidity and Capital Resources:

     The Company's cash balance at December 31, 1996 is $4,312,813 compared to $2,256,309 at March 31, 1996. The
Company's account receivable balance has increased to $779,565 at December 31, 1996 compared to $406,852 at March 31, 1996, primarily due to the delay in payment on government contracts. These payments were received early in the fourth quarter of fiscal 1997. The cash increase can be attributed to the Company completing additional financing with Aberdeen, South Dakota. The Company continues construction of the Aberdeen facility and plans to complete construction by March 1997.








Page 6 of 6
                 PART II. OTHER INFORMATION

ITEMS 1 - 5.    Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 11:   Statement RE:   Computation of per share
  earnings.

(b)  Exhibit 27: Financial Data Schedules

     There were no reports on Form 8-K filed during the three months ended December 31, 1996.



                         Signatures

In accordance with the requirements of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

  February 7, 1997
s/s Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


 February 7, 1997
s/s Randal J. Becker

                Date
Randal J. Becker

Principal  Accounting Officer