Form 10QSB
period 1997-06-30
APA OPTICS INC /MN/
filed 1997-08-05
CIK 796505

Page 1 of  6

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

     For the quarterly period ended June 30, 1997 or

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

     Class:
Outstanding at June 30, 1997
Common stock, par value $.01
8,307,124




Page 2 of 6


                PART 1, FINANCIAL INFORMATION


ITEM 1, FINANCIAL STATEMENTS


                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                              June 30             March
                                                    31
                                     1997
                                                    1997

CURRENT ASSETS:                  (Unaudited)
                                                    (Audited)
                                                    *
Cash and short-term investments  $3,432,773
                                                    $3,875,20
                                                    5
Accounts receivable                   450,302
                                                    355,981
Inventories:
  Raw materials                         18,639
                                                    15,666
 Work-in-process & finished           137,188
goods                                               132,697
Prepaid expenses                        17,932
                                                    27,408
Bond reserve funds                    105,417
                                                    70,000
TOTAL CURRENT ASSETS               4,162,251
                                                    4,476,957

PROPERTY AND EQUIPMENT NET         2,423,886
                                                    2,107,755

OTHER ASSETS                       2,792,465
                                                    2,834,686
                                 $9,378,602          $
                                                    9,419,398


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term     $  158,021          $
debt                                                158,021
Accounts payable                       91,098
                                                    59,210
Accrued expenses                     117,896
                                                    118,216
TOTAL CURRENT LIABILITIES            367,015
                                                    335,447

LONG-TERM DEBT                    3,658,803
                                                    3,670,983

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,00
shares
 authorized; none issued                     ---
                                                    ---
Common stock, $.01 par value;
15,000,000
 shares authorized; 8,307,124 &
8,306,624
 issued                                83,071
                                                    83,066
Paid-in capital                   8,213,168
                                                    8,244,423
Retained earnings (deficit)      (2,943,455)
                                                    (2,914,52
                                                    1)
                                  5,352,784
                                                    5,412,968
                                 $9,378,602         $
                                                    9,419,398




*Derived from audited financial statements

age 3 of 6


                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                      Three months ended
                                            June 30

                                        1997            1996


REVENUES                         $   661,640     $   538,388

COSTS AND EXPENSES:
 Cost of sales and
 services                             534,059         356,740

 Selling general &
 administrative                       122,059        149,226
 Research & development                 58,429       108,356
                                      714,547        614,322
Gain/Loss from Operations:            (52,907)      (75,934)

INTEREST INCOME & EXPENSE:
 Interest Income                       70,128         21,188
 Interest Expense                     (45,856)        (8,521)
                                       24,272        12,667
INCOME (LOSS)
 BEFORE INCOME TAXES                  (28,635)      (63,267)
INCOME TAX EXPENSE                          300           250


NET INCOME (LOSS)                $    (28,935)   $  (63,517)
EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE                            $               $
                                 (.00)           (.01)


WEIGHTED AVERAGE SHARES
OUTSTANDING                        8,306,932     8,000,784

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Three Months Ended

June

1997                    1996
OPERATING ACTIVITIES
Net income (loss)                       $          $
                                        (28,935)   (63,517)
Adjustments to reconcile net income to
net cash
provided by operating activities:
  Depreciation and amortization
                                        103,529    109,294
  Changes in operating assets and
liabilities:
       Accounts receivable
                                        (94,321)   22,255
       Inventories and
       prepaid expenses
                                        (33,405)   (65,472)
       Accounts payable and accrued
       expenses
                                        31,568     (1,322)
      Other
                                        (1,543)    24,028
Net cash provided by (used in)
operating
      activities
                                        (23,107)   25,266

INVESTING ACTIVITIES
(Purchases) Sales of property and                      (
equipment                               (395,660)  248,773)
Net cash (used in) investing
activities                              (395,660)  (248,773)

FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                        625        527,077
Long-term debt proceeds
                                        ---        3,659,362
Repayment of Long Term Debt
                                        (12,180)   ---
Bond placement costs
                                        ---        (277,182)
Bond reserve funds
                                        (12,110)   (2,112,139)

Net cash provided by (used in)                       1,797,118
financing activities                    (23,665)

Increase (decrease) in cash                          1,573,611
                                        (442,432)

Cash at Beginning of Period                          2,256,309
                                        3,875,205

Cash at End of Period                   $          $3,829,920
                                        3,432,773
Supplemental schedule of non-cash
transactions:
Land and corresponding deferred         $          $   250,000
revenue                                 250,000


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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the first quarter of fiscal 1998 ended June 30, 1997 were $661,640, an increase of 23% from the first quarter of fiscal 1997 ended June 30, 1996. The increase in revenues can be attributed to government contracts work. Government contract revenues have increased after hiring additional research scientists in fiscal 1997. Production revenues are lower the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

     For the first quarter of fiscal 1998, the Company is reporting a net loss of $28,935 as compared to a net loss of $63,517 in the first quarter of fiscal 1997. The Company's gross profit margin decreased to 19% for the first three months of fiscal 1998 from 34% for the first three months of fiscal 1997. The decrease in the gross profit margin is attributed to extra burden costs associated with the Aberdeen facility. At this time the Company is hiring people and purchasing equipment for the facility. The Company anticipates beginning production by the end of September 1997. Research and development costs have decreased to $58,429 for the first three months of fiscal 1998 from $108,356 for the first three months of fiscal 1997. The Company plans to continue to incur IR&D costs attributed to further development of the WDM receiver.

Liquidity and Capital Resources:

     The Company's cash balance at June 30, 1997 is $3,432,773 compared to $3,875,205 at March 31, 1997. The
Company's account receivable balance has increased to $450,302 at June 30, 1997 compared to $355,981 at March 31,
1997, primarily due to a slight delay in payment on government contracts. These payments were received early in the second quarter of fiscal 1998. The cash decrease can be attributed to payments on the building in Aberdeen, SD and purchases of equipment for the facility . The Company's cash balance will increase in the second quarter of fiscal 1998 following a draw on the South Dakota Bond funds, which will likely be paid out. in August of 1997. The Bond will reimburse the Company approximately $1.6 million spent for the facility using the Company's cash reserves. The debt has been on the Company's books for about one year, and the offsetting asset is on the balance sheet under "other assets".

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors, such as changes in production costs and construction delays, could cause results to differ materially from those anticipated by some of the statements contained in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

                 PART II. OTHER INFORMATION

ITEM 1 .    Not Applicable.

ITEM 2.

 (a.) Effective May 15, 1997, the Issuer extended the term of
300,000 outstanding Warrants due to expire on May 31, 1997, to November 30, 1997.

(c.) On May 6, 1997, the Company issued 1,000 shares of Common Stock to a director upon exercise of an outstanding option. The exercise price of the option was $3.50 per share, paid by $625.00 in cash and $2,875.00 by tendering to the Issuer 500 shares of Common Stock valued at $5.75 per share. No underwriter or selling agent was used and no discounts or commissions were paid. The Issuer claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEMS 3 - 5.   Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27: Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                         Signatures

In accordance with the requirements of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA OPTICS, INC.
           8/05/97
/s/ Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


           8/05/97
/s/ Randal J. Becker

                Date
Randal J. Becker

Principal  Accounting Officer