Form 10KSB/A
period 1997-03-31
APA OPTICS INC /MN/
filed 1997-11-06
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-KSB

[X] Annual report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
      For the fiscal year ended March 31, 1997
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period from
to


Commission File Number:
        0-16106
                       APA Optics, Inc.
                                  (exact name of registrant as
specified in its charter)

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,769,270.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 30, 1997, was approximately $30,637,667.

The shares of Common Stock outstanding as of May 30, 1997 were 8,307,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the fiscal year ended March 31, 1997 (the "1997 Annual Report") , are incorporated by reference into Part II. The Annual Report is filed with this report as Exhibit 13.

Portions of the proxy statement for the annual shareholders meeting to be held on August 20, 1997 ("Proxy Statement") are incorporated by reference into Part III.

                            Part I

Item 1. Description of  Business.

(a) General Development of Business.

     APA Optics, Inc. (the "Company"), a Minnesota corporation organized in 1979, is engaged in the business of developing, designing, and fabricating optical components and optical systems for laser and other industrial application; Developing and fabrication optical coatings and thin film optical devices; Research and development of optoelectronic technology and related devices.

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

     (iii) Optical Thin Film Coatings. The Company custom designs, develops, and fabricates optical thin film coatings for optical components of lasers, laser systems, optical instruments, and optical devices.

     The Company uses its optical thin film coating services in two major ways. Antireflective coatings are deposited onto fabricated lens components. The Company also uses its thin film coating facility to design, develop and fabricate coating for lens components supplied by customers.

     Applications for thin film coatings services are concentrated primarily in optical components used in lasers and laser systems. The Company provides high quality coatings to meet the delicate demands required in these systems.



   (iii) Binary Optic Laser Scanner (BOLS): The BOLS provides two-dimensional scanning of laser Beams without and motors or rotating platforms. BOLS will find many applications due to its many unique features including compactness and ruggedness. BOLS can create multiple beams from a single input laser beam, and scan all of these in two-dimensions and receive the returns from the scanned beams. Some of the potential applications include: laser radar; 3-dimensional surface profiling; on-site, non-contact inspection during manufacturing, etc.

     (iv) Optoelectronics Devices. The Company is focusing its research and development effort on several optoelectronic devices. Optoelectronic devices will be vital components of future communication systems and optical instruments. To foster development of fiber-optic high data rate communication systems, certain miniature lightweight modules, including amplifiers, switches, couplers, filters, and isolators, need to be created. These modules must then be integrated into microcircuit chips. Solving the problems of this technology is the current focus of the Company's development effort.

     The Company is developing the following major optoelectronic devices:

     Wavelength Divisional Multiplexed (WDM) Modulator. Recently, the Company demonstrated the feasibility of a WDM optical modulator capable of transmitting several channels through a single optical fiber for communication applications. APA Optics developed the optical modulator (single channel) technology during the early 90's for fiber optic communication. These modulators have the capability of direct high speed (several billion bits per second) data loading and unloading on laser beams going through optical fibers, either for short distance or long distance. The WDM consists of a Gallium Arsenide material chip (fabricated using conventional semiconductor processing techniques) on which both laser beams and electrical beams can travel independently or interact with each other. This device, therefore, provides an easy way of mixing computer data, video or cable information (which are electrical in nature) with the laser beam going through the optical fiber. As a result, the modulator will be very valuable for fiber optic communication systems including Local Area Networks (LANs). The WDM optical modulator, developed recently, provides a major break-through in that information can travel on several different channels within a single fiber (A simple analogy is the expansion of a single lane highway to multi-lane throughway). As a result, the WDM due to its multiple channels provides: higher speed, increased and regulated data handling capabilities as compared to a single channel modulator.

The Company filed a patent for WDM optical modulator in June 1994, which was allowed on May 8, 1995. The Company is building three sets of WDM optical modulators for internal testing and characterization. The Company plans to build several prototype and pre-production sets prior to manufacturing of the WDM modulators.

     UV Detector. The UV Detector is a high response solid state detector based on single-crystal gallium nitride. The GaN detector is expected to have applications in spectrometry, solar radiation measurement, excimer-laser measurement and calibration, biomedical instrumentation, and flame detection and monitoring. The detector is visible blind, which allows detection of UV radiation in the presence of room lights without a filter. The Company believes the GaN detector has advantages over photomultiplier tubes because of its ruggedness and chemical inertness, which suit it for application in high-vibration and harsh environments as well as high-temperature operation.


     Other  Products

     The Company is performing contract research on at least two additional AlGaN based devices, namely: a UV/blue laser and a transistor, which may form the basis for future products.

     Major Customers

     Revenues from sales and contract fees to the following unrelated customers constituted more than ten percent of the Company's total operating revenues in the last two fiscal years:




Year Ended March 31,

    Name
1997                      1996

Government Agencies *
93%                       89%






     *Represents services to several operating agencies of the U.S. Government, as follows:




1997                       1996
Air Force
42%                        38%
Army
22                             4
Navy
36                           58
Total
100%                      100%




     Backlog

     The Company's backlog of uncompleted contracts at March 31, 1997, was approximately $3,200,000, as compared to $4,000,000 at March 31, 1996. Of the current year's backlog, all contracts will be completed within the next year except for several multi-year contracts, of which approximately $1,000,000 will be completed in the following year.

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

     Research and Development

     During the fiscal years ended March 31, 1997, and 1996 the Company spent approximately $375,000 and $30,000, respectively, on research and development sponsored by the Company. In addition, in each of those years, the Company spent approximately $1,610,000, and $1,559,000, respectively, on research activities sponsored by customers.

     Employees

     As of March 31, 1997, the Company employed 22 full-time employees and 2 part-time employees (including its executive officers).

Item 2.   Description of Property.

     The Company's offices, manufacturing facilities, and laboratories are located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. The Company currently leases 23,500 square feet of space in the building under sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note 10 of Notes to Financial Statements in the 1997 Annual Report included as Exhibit 13 to this Report.

     The Company also owns land directly west of the Blaine facility and may use it for future expansion. The Company is in the final stages of completing construction of a 24,000 square foot production facility in Aberdeen, South Dakota, which will be used for manufacturing the Company's new products. The land upon which this facility is located was granted to the Company as part of a financing package from the city of Aberdeen. See Note 6 of Notes to Financial Statements in the 1997 Annual Report included as Exhibit 13 to this Report for further information on the financing of this facility.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings in which the Company is a party or of which it or any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security-Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.









                            PART II

Item 5. Market for Common Equity and Related
            Stockholder Matters.

     "Common Stock Information" on page 8 of the 1997 Annual
Report is incorporated herein by reference.

During the fiscal year ended March 31, 1997, the Company issued the following unregistered securities:

     1. In June 1996, the Company sold a total of 148,148 shares of its Common Stock to NE Venture, Inc. for cash consideration of $500,000 and in September 1996 sold an additional 148,844 shares to NE Venture, Inc. for cash consideration of &700,000.These sales were in connection with the financing of the Company's Aberdeen production facility.

     2. During fiscal 1997 the Company sold 24,625 shares of its Common Stock to 5 individuals upon exercise of warrants issued to the agent of a private placement conducted in 1991. The Company received total cash consideration from such exercises of $81,263.

     3. On February 10, 1997, a director of the Company exercised options to purchase 4,000 shares of the Company's Common Stock. The total purchase price for such exercise was $14,000, which was paid in part by delivery to the Company of 2,000 shares of Common Stock valued at $5.1875 per share. The balance of $3,625 was paid in cash.

     4. In March 1996, the Company issued warrants to purchase 31,875 shares of the Company's Common Stock at $4.00 per share to a consultant in lieu of payment of $31,875 in fees for services rendered by the consultant in connection with the Aberdeen financing.

     In connection with the foregoing transactions, except for the transaction described in paragraph 1 above, the Company relied on the exemption provided under Section 4(2) of the Securities Act of 1933 for sales not involving a public offering. The Company relied on the exemption provided by Regulation D for the sales to NE Venture, Inc., filing Form Ds following each transaction. No commissions or other underwriting compensation was paid in connection with the sales described above.

Item 6. Management's Discussion and Analysis or Plan  of
Operations.

     "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on page 8 of the 1997
Annual Report is incorporated herein by reference.

Item 7. Financial Statements.

     The financial statements included on pages 9-17 of the 1997 Annual Report are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

     None.


                           PART III


Item 9. Directors, Executive Officers, Promoters, and Control
Persons; Compliance with Section 16(a) of  the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of APA Optics, Inc. executive officers, their ages, positions and offices as of March 31, 1997.


Name                                        Age
Position
Dr. Anil K. Jain                         51
President & Treasurer
Kenneth A. Olsen                      53
Vice President and Secretary
Randal J. Becker                        44
Principal Accounting Officer
Dr. Jamshid Pooladdej               46                    Vice
President, Aberdeen Products Division

BUSINESS EXPERIENCE

Dr. Anil K. Jain has been a Director and President and
Treasurer since March 1979. From 1973 until October 15, 1983, when Dr. Jain commenced full time employment with the Company, he was employed at the Systems and Research Center at Honeywell Inc. as a Senior Research Fellow, coordinating optics-related development.

Kenneth A. Olsen has been a Director since 1980, Secretary since 1983, and Vice President since 1992. Prior to joining the Company, he had been with 3M Corp., St. Paul, Minnesota.

Randal Becker has been Principal Accounting Officer since joining the Company in 1987. Prior to joining the Company he was with Apache Corporation, Minneapolis, Minnesota.

Dr. Jamshid Pooladdej was hired March 17, 1997 as V.P. Aberdeen Products Division. Prior to joining the Company, he had been director of manufacturing engineering at Ciena Corporation, Columbia, MD, since 1994. Before his service at Ciena Corp., he was engineering manager for Laser Diode Inc., New Brunswick, N.J., from 1991 to 1994.

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



Item 13.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits: See Exhibit Index on Page 9

     (b)  Reports filed on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1997.


                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA Optics, Inc.

Date:    6/27/97                                    By   /s/
Anil K. Jain

Anil K. Jain, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Anil K. Jain
President, Chief                    6/27/97
Anil K. Jain
Executive Officer,

treasurer, chief

financial officer,

and director


/s/ Kenneth A. Olsen
Secretary, Vice                      6/27/97
Kenneth A. Olsen
President, and

director

 /s/ Randal J. Becker
Principal                                6/27/97
Randal J. Becker
accounting officer


 /s/ Lincoln Hudson
Director                                  6/27/97
Lincoln Hudson


 /s/ Gregory Von Wald                                 Director
6/27/97
Gregory Von Wald



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

 3.2        Bylaws
Exhibit 3.2 to the

Registration statement on

Form S-18 filed with the

Chicago Regional Office of

the Securities and Exchange

Commission on June 26, 1986

(the "Registration

Statement")

4.1a           First Restated and Amended
Exhibit 4.1a to
                  Loan Agreement by  and between
Report on Form 10-K for the
                  the Minnesota Agricultural and
fiscal year ended March 31,
                  Economic Development Board
1991 ("1991 10-K")
                  (the "Board") and the
                  Registrant dated July 1, 1990

4.1b            Security Agreement from the
Exhibit 4.1b to the 1991
                  Registrant to the Board dated
10-K
                  as of July 1, 1990

4.1c            Registrant's Restated and
Exhibit 4.1c to the 1991
                   Amended Promissory Note in the
10-K
                   amount of $1.5 million payable
                   to the Board

4.1d             Intercreditor Agreement and
Exhibit 4.1d to the 1991
                    Consent by and among the
10-K
                    Board, the Registrant, and
                    other parties dated July 1,
                    1990

4.2(a)           State of South Dakota Board of
Exhibit 4.1(a) to the
                    Economic Development $300,000
Report on 10-QSB for
                    Promissory Note, REDI Loan: 95-13-A
the quarter ended June 30,

1996 (the "June 1996 10-QSB")

4.2(b)           State of South Dakota Board of
Exhibit 4.1(b) to the June
                    Economic Development Security
1996 10-QSB
                    Agreement, REDI Loan No: 95-13-A
                    dated May 28, 1996



4.3(a)         $700,000 Loan Agreement dated June 24,
Exhibit 4.2(a) to the June
                  1996 by and between Aberdeen Development
1996 10-QSB
                  Corporation and APA Optics, Inc.

4.3(b)         $300,000 Loan Agreement dated June 24,
Exhibit 4.2(b) to the June
                  1996 between Aberdeen Development
1996 10-QSB
                  Corporation and APA Optics, Inc.

4.3(c)         $250,000 Loan Agreement dated June 24,
Exhibit 4.2 (c)  to the June
                  1996 by and between Aberdeen Development
1996 10-QSB
                  Corporation and APA Optics, Inc.

4.3(d)         $300,000 Loan Agreement dated June 24
Exhibit 4.2(d) to the June
                  1996 by and between Aberdeen Development
1996 10-QSB
                  Corporation and APA Optics, Inc.

4.4(a)         Loan Agreement between South Dakota
Exhibit 4.3(a) to the June
                 Economic Development Finance and
1996 10-QSB
                 APA Optics, Inc.

4.5(b)        Mortgage and Security Agreement - One
Exhibit 4.3(b) to the June
                 Hundred Day Redemption from APA Optics,
1996 10-QSB
                 Inc. to South Dakota Economic Development
                 Finance Authority dated as of June 24, 1996

4.6(a)        Subscription and Investment Representation
Exhibit 4.4(a) to the June
                 Agreement of NE Venture, Inc.
1996 10-QSB

4.6(b)        Form of Common Stock Purchase Warrant
Exhibit 4.4(b) to the June
                 for NE Venture, Inc.
1996 10-QSB

 10.1          Sublease Agreement between the
Exhibit 10.1 to the
                 Registrant and Jain-Olsen Properties and
Registration Statement
                 Sublease Amendment and Option Agreement
                 between the Registrant and
                 Jain-Olsen Properties

*10.2a       Stock Option Plan for Nonemployee
Exhibit 10.3a to
                 Directors
Registrant's Report on Form

10-KSB for the fiscal year

ended March 31, 1994 (the

"1994 10-KSB")

*10.2b       Form of option agreement issued
Exhibit 10.3b to 1994 10-KSB
                  under the plan




 *10.3       1997 Stock Compensation Plan
Page 12


 *10.4       Insurance agreement by and
Exhibit 10.5 to Registrant's
               between the Registrant and
Report on Form 10-K for
               Anil K. Jain
the fiscal year ended March

31, 1990

  13         Annual Report to Shareholders
Page 29
               for year ended March 31, 1997

  27          Financial data schedules
Page 50

     Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.