Form 10QSB
period 1997-09-30
APA OPTICS INC /MN/
filed 1997-11-13
CIK 796505

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

     For the quarterly period ended September 30, 1997 or

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

     Class:
Outstanding at September 30, 1997
Common stock, par value $.01
8,308,124

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                             September 30    March 31
                                       1997          1997

CURRENT ASSETS:                    (Unaudited)    (Audited)

Cash and short-term investments
                                  $3,167,286     $3,875,205
Accounts receivable
                                  344,838        355,981
Inventories:
  Raw materials
                                  19,037         15,666
  Work-in-process & finished
goods                             121,740        132,697
Prepaid expenses
                                  13,403         27,408
Bond reserve funds
                                  42,917         70,000
TOTAL CURRENT ASSETS
                                  3,709,221      4,476,957

PROPERTY AND EQUIPMENT, NET
                                  2,577,828      2,107,755

OTHER ASSETS
                                  2,798,728      2,834,686

                                          $            $
                                  9,085,777      9,419,398


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILTIES:
Current portion of long-term debt          $            $
                                  223,021        158,021
Accounts payable
                                  92,277         59,210
Accrued expenses
                                  117,167        118,216
TOTAL CURRENT LIABILITIES
                                  432,465        335,447

LONG-TERM DEBT
                                  3,476,532      3,670,983

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000
shares
authorized; none issued
                                  ---            ---
Common stock, $.01 par value;
15,000,000
shares authorized; 8,308,124 &
8,306,624
issued
                                  83,081         83,066
Paid-in-capital
                                  8,215,970      8,244,423
Retained earnings (deficit)
                                  (3,122,271)    (2,914,521)

                                  5,176,780      5,412,968
                                            $         $
                                  9,085,777      9,419,398

* Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



Three months ended                         Six months ended

September 30                                 September 30


1997              1996                      1997
1996

REVENUES                    $        $       $         $1,211,
                            653,385  672,66  1,315,0   054
                                     6       25

COSTS  AND EXPENSES:

 Cost of sales and
services
                            675,651  442,32  1,209,7   799,068
                                     8       10

 Selling, general &
administrative
                            118,339  157,26  240,398   306,489
                                     3
Research & development
                            76,625   117,65  135,054   226,006
                                     0

                            870,615  717,24  1,585,1   1,331,5
                                     1       62        63
Gain/loss from operations:
                            (217,23  (44,57  (270,13   (120,50
                            0)       5)      7)        9)

INTEREST INCOME & EXPENSE:
 Interest income
                            86,020   94,355  156,148   115,543
 Interest expense
                            (47,306  (56,29  (93,162   (64,814
                            )        3)      )         )

                            38,714   38,062  62,986    50,729
INCOME (LOSS)
BEFORE INCOME TAXES
                            (178,51  (6,513  (207,15   (69,780
                            6)       )       1)        )
 (BENEFIT)
                            300      250     600       500

NET INCOME (LOSS)           $        $                 $
                            (178,81  (6,763  $(207,7   (70,280
                            6)       )       51)       )

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE (EXHIBIT 11)          $        $       $         $
                            (.02)    (.00)   (.03)     (.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING                 8,307,8  8,160,  8,307,3   8,081,1
                            31       736     84        97

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Six Months Ended

September 30

1997              1996


OPERATING ACTIVITIES

Net income (loss)                         $         $
                                          (207,751  (70,280)
                                          )
Adjustments to reconcile net income to
net cash
provided by operating activities:
 Depreciation and amortization
                                          213,541   219,768
   Changes in operating assets and
liabilities:
     (Increase) decrease in accounts
receivable                                11,143    (418,109)
     Decrease in inventories and
       prepaid expenses
                                          48,674    32,897
      Costs in excess of billings on
research contracts                        ---       210,658
      Increase in accounts payable and
      accrued expenses
                                          97,018    16,004
      Other
                                          (1,695)   19,682
Net cash provided by operating
 activities
                                          160,930   10,620

INVESTING ACTIVITIES
Purchases of property and equipment
                                          (635,614  (272,505)
                                          )

Net cash (used in) investing activities
                                          (635,614  (272,505)
                                          )

FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                          3,438     1,281,263
Long-term debt proceeds
                                          ---       3,722,483
Earnest money deposit on bond financing
                                          ---       (315,000)
Debt placement costs
                                          ---       (286,869)
Bond reserve funds                                  (1,780,26
                                          (42,222)  9)
Repayment of long-term debt
                                          (194,451  (116,909)
                                          )
Net cash provided by (used in) financing
activities                                (233,235  2,504,699
                                          )

Increase (decrease) in cash
                                          (707,919  2,242,814
                                          )

Cash at Beginning of Period
                                          3,875,20  2,256,309
                                          5

Cash at end of Period                     $3,167,2  $4,499,12
                                          86        3

Supplemental schedule of non-cash
transactions:
Land and corresponding deferred revenue   $         $
                                          250,000   250,000

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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the second quarter of fiscal 1998 ended September 30, 1997 were $653,385, a decrease of three percent from the second quarter of fiscal 1997 ended September 30, 1996. The second quarter revenues of fiscal 1998 are also down one percent as compared to the first quarter of fiscal 1998. Revenues for the first two quarters of fiscal 1998 are up nine percent as compared to the first two quarters of fiscal 1997. The slight change in revenues can be attributed to work shifted from government contracts to internal research and development. The Company continues to devote personnel toward product development associated with the Aberdeen facility.

     For the second quarter of fiscal 1998, the Company is reporting a loss of $178,816 as compared to a loss of $6,763 in the second quarter of fiscal 1997. For the first six months of fiscal 1998, the Company is reporting a loss of $207,751 as compared to a loss of $70,280 for the first six months of fiscal 1997.The Company's increased loss for the first six months of fiscal 1998, as compared to the first six months of fiscal 1997 is mainly due to the decreased gross profit margin, from thirty-four percent for the first six months of fiscal 1997 to eight percent for the first six months of 1998. The decreased gross profit margin is a result of the hiring of 11 employees in our Aberdeen facility. As yet there has been no production and no sales generated from Aberdeen. The Company expects the losses to continue in the next quarters, until the Aberdeen sales develop. The Company's backlog of uncompleted contracts is down to $2,000,000, at September 30, 1997 as compared to $3,200,000 at March 31, 1997.

Liquidity and Capital Resources:

     The Company's cash balance at September 30, 1997 is $3,167,286 compared to $3,875,205 at March 31, 1997. The primary use of cash during the first six months ended September 30, 1997 was for payments on the building in Aberdeen, S.D. and purchases of equipment for that facility. The Company's cash balance will increase during the next two quarters, following a draw on the South Dakota Bond funds which was projected to be drawn in the second quarter but was delayed.

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation, delays in or increased costs of production, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

                 PART II. OTHER INFORMATION

ITEMS 1 - 3.    Not Applicable.

Item 4. Submission of Matters to a Vote of  Security-
Shareholders.

(a.) The Company held its Annual Meeting of Shareholders on
August 20, 1997.

c.) 1. The Shareholders voted for four directors, each to serve a one year term. The vote was as follows for each of the nominees:

           Name
Affirmative                          Authority Withheld

Anil K. Jain         7,466,506                 0
Kennth Olsen         7,466,506                 0
Grgory Von Wald      7,466,506                 0
Lincoln Hudson       7,214,472            252,034

     2. The shareholders also considered adoption of the 1997
Stock Compensation Plan. Voting on approval of the Plan was as follows: 5,283,567 shares in favor, 94,310 opposed, 46,450 abstentions, and 2,042,179 broker nonvotes.

Item 5.  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) 10.1 Form of Agreement Regarding Repurchase of Stock upon Change in control Event with Anil K. Jain and Kenneth A.
  Olsen.

      10.2  Form of Agreement Regarding
Employment/Compensation upon Change in   Control entered into
with Anil K. Jain and Kenneth A. Olsen.

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the three
months ended September     30, 1997.

(c)  Exhibit 27: Financial Data Schedules.

                         Signatures

In accordance with the requirements of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

  November 13, 1997
/s/ Anil K. Jain

          Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


 November 13, 1997
/s/ Randal J. Becker

          Date
Randal J. Becker

Principal  Accounting Officer