Form 10QSB
period 1997-12-31
APA OPTICS INC /MN/
filed 1998-02-12
CIK 796505

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

     For the quarterly period ended December 31, 1997 or

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

     Class:
Outstanding at December 31, 1997
Common stock, par value $.01
8,512,274

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                             December 31     March 31
                                       1997          1997

CURRENT ASSETS:                    (Unaudited)    (Audited)

Cash and short-term investments
                                  $5,571,250     $3,875,205
Accounts receivable
                                  318,312        355,981
Inventories:
  Raw materials
                                  18,111         15,666
  Work-in-process & finished
goods                             112,208        132,697
Prepaid expenses
                                  32,051         27,408
Bond reserve funds
                                  85,417         70,000
TOTAL CURRENT ASSETS
                                  6,137,349      4,476,957

PROPERTY AND EQUIPMENT, NET
                                  2,720,937      2,107,755

OTHER ASSETS
                                  1,152,320      2,834,686

                                                       $
                                  $10,010,606    9,419,398


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt          $            $
                                  223,021        158,021
Accounts payable
                                  22,970         59,210
Accrued expenses
                                  108,759        118,216
TOTAL CURRENT LIABILITIES
                                  354,750        335,447

LONG-TERM DEBT
                                  3,460,419      3,670,983

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000
shares
authorized; none issued
                                  ---            ---
Common stock, $.01 par value;
15,000,000
shares authorized; 8,512,274 &
8,306,624
issued
                                  85,123         83,066
Paid-in-capital
                                  9,564,280      8,244,423
Retained earnings (deficit)
                                  (3,453,966)    (2,914,521)

                                  6,195,437      5,412,968
                                                      $
                                  $10,010,606    9,419,398

* Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



Three months ended                        Nine months ended

December 31                                 December 31


1997              1996                      1997
1996

REVENUES                    $        $       $         $1,877,
                            457,274  666,01  1,772,2   068
                                     4       99

COSTS  AND EXPENSES:

 Cost of sales and
services
                            555,047  522,58  1,764,7   1,321,6
                                     3       57        51

 Selling, general &
administrative
                            127,760  135,58  368,158   442,071
                                     2
Research & development
                            128,553  86,115  263,607   312,121

                            811,360  744,28  2,396,5   2,075,8
                                     0       22        43
Gain/loss from operations:
                            (354,08  (78,26  (624,22   (198,77
                            6)       6)      3)        5)

INTEREST INCOME & EXPENSE:
 Interest income
                            67,052   84,927  223,200   200,470
 Interest expense
                            (44,410  (45,75  (137,57   (110,56
                            )        3)      2)        7)

                            22,642   39,174  85,628    89,903
INCOME (LOSS)
 BEFORE INCOME TAXES
INCOME TAX EXPENSE          (331,44  (39,09  (538,59   (108,87
                            4)       2)      5)        2)
 (BENEFIT)
                            250      930     850       1,430

NET INCOME (LOSS)           $        $                 $
                            (331,69  (40,02  $(539,4   (110,30
                            4)       2)      45)       2)

EARNINGS (LOSS) PER
COMMON & COMMON EQUIVALENT
SHARE                       $        $       $         $
                            (.04)    (.00)   (.06)     (.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING                 8,424,7  8,304,            8,155,9
                            65       624     8,346,6   44
                                             53

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Nine Months Ended

December 31

1997              1996


OPERATING ACTIVITIES

Net income (loss)                         $         $
                                          (539,445  (110,302)
                                          )
Adjustments to reconcile net income to
net cash
provided by operating activities:
 Depreciation and amortization
                                          314,127   333,863
   Changes in operating assets and
liabilities:
     (Increase) decrease in accounts
receivable                                37,669    (372,713)
     Decrease in inventories and
       prepaid expenses
                                          (2,016)   (10,811)
     Costs in excess of billings on
research contracts                        ---       210,658
     Increase in accounts payable and
      accrued expenses
                                          19,303    30,836
     Other
                                          (15,346)  (20,429)
Net cash provided by (used in) operating
 activities
                                          (185,708  61,102
                                          )

INVESTING ACTIVITIES
Purchases of property and equipment
                                          (855,310  (284,388)
                                          )
Net cash (used in) investing activities
                                          (855,310  (284,388)
                                          )
FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                          1,353,78  1,281,263
                                          9
Long-term debt proceeds
                                          ---       3,472,483
Earnest money deposit on bond financing
                                          315,000   (315,000)
Debt placement costs
                                          ---       (253,721)
Bond reserve funds                                  (1,776,32
                                          1,278,83  7)
                                          7
Repayment of long-term debt
                                          (210,563  (128,908)
                                          )
Net cash provided by financing
activities                                2,737,06  2,279,790
                                          3

Increase in cash
                                          1,696,04  2,056,504
                                          5

Cash at Beginning of Period
                                          3,875,20  2,256,309
                                          5

Cash at end of Period                     $         $4,312,81
                                          5,571,25  3
                                          0

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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the third quarter of fiscal 1998 ended December 31,1997 were $457,274, a decrease of thirty-one percent from the third quarter of fiscal 1997 ended December 31, 1996. The third quarter revenues of fiscal 1998 are also down thirty percent as compared to the second quarter of fiscal 1998. Revenues for the first three quarters of fiscal 1998 are down six percent as compared to the first three quarters of fiscal 1997. The decrease in revenues can be attributed to work shifted from government contracts to internal research and development. The Company continues to devote personnel toward product development associated with the Aberdeen facility.

     For the third quarter of fiscal 1998, the Company is reporting a loss of $331,694 as compared to a loss of $40,022 in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company is reporting a loss of $539,445 as compared to a loss of $110,302 for the first nine months of fiscal 1997.The Company's increased loss for the first nine months of fiscal 1998, as compared to the first nine months of fiscal 1997 is mainly due to costs incurred at the Aberdeen facility which amount to approximately $422,000. The decrease in revenues of 31% from third quarter 1998 as compared to the fiscal third quarter 1997 is mainly due to decreased revenues from government contracts. Contract revenues are down for two reasons.
First, the Company's backlog of uncompleted contracts is down to $1.6 million at December 31, 1997 ($3.2 million at March 31, 1997). Second, about half the contract personnel have left the Company, due to the Company's shift from a service oriented Company to production. The Company anticipates a further decline in revenues for the fourth quarter of fiscal 1998, and losses will accelerate with the decrease in revenues. The Company currently has eight full-time employees working at the Aberdeen facility. As yet there has been no production and no sales generated from Aberdeen.

Liquidity and Capital Resources:

     The Company's cash balance at December 31, 1997 is $5,571,250 compared to $3,875,205 at March 31, 1997. The increase in cash during the first nine months ended December 31, 1997 is attributable primarily to a draw on the South Dakota Bond agreement. The Company used working capital to build the Aberdeen facility and was subsequently reimbursed from the South Dakota bond funds for the cost of the facility. Also, warrants outstanding from the Company's 1995 private placement were exercised, netting the Company in excess of $1.3 million. In spite of the Company's losses, the Company believes it has sufficient cash for operations beyond fiscal 1998.

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

                 PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On or about November 22, 1997, the Company commenced litigation in the Anoka County District Court (Minnesota) seeking injunctive relief as well as damages against two of its former employees, Asif Khan and Jinwei Yang. A temporary restraining order has been issued by the Court and a decision on APA's Motion For a Temporary Injunction is currently pending. Both of the defendants were employed by the Company in the area of research and development. APA contends that the defendants are in breach of their respective confidentiality agreements and that it is entitled to relief under the Uniform Trade Secrets Act.

ITEM 2.   Changes in Securities and Use of Proceeds.

( c )    On November 30, 1997, the Company issued 196,750
shares of its Common Stock to 21 investors upon exercise by the investors of warrants issued in a private placement in 1995. The exercise price of the warrants was $6.75 per share, and the Company realized $1,328,062.50 as a result of the warrant exercises. No underwriter or selling agent was used, and no discounts or commissions were paid. The Company claims exemption for this transaction under Rule 506 of the Securities Act of 1933. A Notice of Sales on Form D was filed on December 15, 1997.

ITEMS 3-5.  Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 27: Financial Data Schedules

     There were no reports on Form 8-K filed during the three months ended December 31, 1997.



                         Signatures

In accordance with the requirements of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

  February 12, 1998
/s/ Anil K. Jain

          Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


  February 12, 1998
/s/ Randal J. Becker

          Date
Randal J. Becker

Principal  Accounting Officer