Form 10KSB
period 1998-03-31
APA OPTICS INC /MN/
filed 1998-06-26
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-KSB

[X] Annual report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
      For the fiscal year ended March 31, 1998
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,190,637.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 29, 1998, was approximately $34,946,074.

The shares of Common Stock outstanding as of May 29, 1998 were 8,512,274.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the fiscal year ended March 31, 1998 (the "1998 Annual Report") , are incorporated by reference into Part II. The Annual Report is filed with this report as Exhibit 13.

Portions of the proxy statement for the annual shareholders meeting to be held on August 19, 1998 ("Proxy Statement") are incorporated by reference into Part III.

                            Part I

Item 1. Description of  Business.

(a) General Development of Business.

     APA Optics, Inc. manufactures and markets advanced products for the fiber optic communications, optoelectronics and laser industries, including wave-length division multiplexed (WDM) components, ultraviolet (UV) detectors, Nitride epitaxial layers and custom optics.

     From its founding in 1979, the Company has focused on leading edge research in sophisticated optoelectronic and optical system areas with the primary goal of developing advanced products for subsequent marketing and fabrication. APA Optics, Inc. currently manufactures WDM optical modulator components, offers a range of Gallium Nitride-based devices and services, and markets custom optics products.

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



     (iii) Optoelectronics Devices. The Company is focusing its research and development effort on several optoelectronic devices. Optoelectronic devices will be vital components of future communication systems and optical instruments. To foster development of fiber-optic high data rate communication systems, certain miniature lightweight modules, including amplifiers, switches, couplers, filters, and isolators, need to be created. These modules must then be integrated into microcircuit chips. Solving the problems of this technology is the current focus of the Company's development effort.

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



Major Customers

     Revenues from sales and contract fees to the following unrelated customers constituted more than ten percent of the Company's total operating revenues in the last two fiscal years:




Year Ended March 31,

    Name
1998                      1997

Government Agencies *
89%                       93%






     *Represents services to several operating agencies of the U.S. Government, as follows:




1998                       1997
Air Force
20%                        42%
Army
25                           22
Navy
38                           36
ARPA
17                             0
Total
100%                      100%




     Backlog

     The Company's backlog of uncompleted contracts at March
31, 1998, was approximately $1,300,000, as compared to $3,200,000 at March 31, 1997. Of the current year's backlog, all contracts will be completed within the next year.

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

     Research and Development

     During the fiscal years ended March 31, 1998, and 1997 the Company spent approximately $339,000 and $375,000, respectively, on research and development sponsored by the Company. In addition, in each of those years, the Company spent approximately $1,431,000, and $1,610,000, respectively, on research activities sponsored by customers.

     Employees

     As of March 31, 1998, the Company employed 30 full-time employees (including its executive officers).

Item 2.   Description of Property.

     The Company's offices, manufacturing facilities, and laboratories are located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. The Company currently leases 23,500 square feet of space in the building under sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note 9 of Notes to Financial Statements in the 1998 Annual Report included as Exhibit 13 to this Report.

     The Company completed this year a 24,000 square foot production facility in Aberdeen, South Dakota, which will be used for manufacturing the Company's new products. The land upon which this facility is located was granted to the Company as part of a financing package from the city of Aberdeen. See
Note 5 of Notes to Financial Statements in the 1998 Annual Report included as Exhibit 13 to this Report for further information on the financing of this facility. (The Company also owns land directly west of the Blaine facility and may use it for future expansion.)

Item 3. Legal Proceedings.

     On or about November 22, 1997, the Company commenced litigation in the Anoka County District Court (Minnesota) against two of its former employees, Asif Khan and Jinwei Yang, contending that the defendants are in breach of their respective confidentiality agreements and that APA is entitled to both damages and injunctive relief under the Uniform Trade Secrets Act. Both of the defendants were employed by the Company in the area of research and development of Gallium Nitride and are the subjects of a confidentiality agreement. APA's Motion for a Temporary Injunction was denied on February 19, 1998. Subsequently, the parties submitted to mediation and reached agreement on the terms of a settlement, subject to preparation and execution of appropriate documentation.

Item 4. Submission of Matters to a Vote of Security-Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.








                            PART II

Item 5. Market for Common Equity and Related
            Stockholder Matters.

     "Common Stock Information" on page 8 of the 1998 Annual
Report is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan  of
Operations.

     "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on page 8 of the 1998
Annual Report is incorporated herein by reference.

Item 7. Financial Statements.

     The financial statements included on pages 9-17 of the 1998 Annual Report are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

     None.

























                           PART III


Item 9. Directors, Executive Officers, Promoters, and Control
Persons; Compliance with Section 16(a) of  the Exchange Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of APA Optics, Inc. executive officers, their ages, positions and offices as of March 31, 1998.


Name                                        Age
Position
Dr. Anil K. Jain                         52
President & Treasurer
Kenneth A. Olsen                       54
Vice President and Secretary
Randal J. Becker                        45
Principal Accounting Officer

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






Item 13.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits: See Exhibit Index on Page 9

     (b)  Reports filed on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1998.


                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA Optics, Inc.

Date:           6/25/98                                 By
/s/s Anil K. Jain

Anil K. Jain, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Anil K. Jain
President, Chief                    6/25/98
Anil K. Jain
Executive Officer,

treasurer, chief

financial officer,

and director


/s/ Kenneth A. Olsen
Secretary, Vice                    6/25/98
Kenneth A. Olsen
President, and

director

/s/ Randal J. Becker
Principal                              6/25/98
Randal J. Becker
accounting officer


/s/ Lincoln Hudson
Director                               6/25/98
Lincoln Hudson


/s/ Gregory Von Wald
Director                               6/25/98
Gregory Von Wald



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

"1994 10-KSB")

*10.2b       Form of option agreement issued
Exhibit 10.3b to 1994 10-KSB
                  under the plan




 *10.3       1997 Stock Compensation Plan
Exhibit 10.3 Registrant's Report

on Form 10-KSB for the Fiscal

year ended March 31, 1997

 *10.4       Insurance agreement by and
Exhibit 10.5 to Registrant's
               between the Registrant and
Report on Form 10-K for
               Anil K. Jain
the fiscal year ended March

31, 1990

*10.5       Form of Agreement regarding
Exhibit 10.1 to Registrant's
                Repurchase of Stock upon change in
Report on Form 10-QSB for the
                Control Event with Anil K. Jain and
quarter ended September 30, 1997
                Kenneth A. Olsen
("September 1997 10-QSB")


*10.6       Form of Agreement regarding
Exhibit 10.2 to the September
                Employment/Compensation upon Change
1997 10-QSB
                in Control with Messrs. Jain and Olsen

  13         Annual Report to Shareholders
Page 12
               for year ended March 31, 1998

  27          Financial data schedule
Page 32

* Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.