Form 10-Q
period 1998-06-30
APA OPTICS INC /MN/
filed 1998-08-12
CIK 796505

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          Form 10-Q

X          Quarterly report pursuant to Section 13 or 15(d)
                                                    of the
                                                    Securitie
                                                    s
                                                    Exchange
                                                    Act of
            1934

     For the quarterly period ended June 30, 1998 or

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

     Registrant's telephone number, including area code:
(612) 784-4995

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

                     Yes      X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class:
Outstanding at June 30, 1998
Common stock, par value $.01
8,512,274

                PART 1, FINANCIAL INFORMATION


ITEM 1, FINANCIAL STATEMENTS


                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                              June 30             March
                                                    31
                                     1998
                                                    1998

CURRENT ASSETS:                  (Unaudited)
                                                    (Audited)
                                                    *
Cash and short-term investments  $ 4,748,116
                                                    $5,184,21
                                                    5
Accounts receivable                    203,321
                                                    236,284
Inventories:
  Raw materials                          10,182
                                                    11,965
 Work-in-process & finished            157,546
goods                                               145,156
Prepaid expenses                         11,926
                                                    22,975
Bond reserve funds                     119,958
                                                    131,667
TOTAL CURRENT ASSETS                5,251,049
                                                    5,732,262

PROPERTY AND EQUIPMENT NET          2,663,758
                                                    2,702,887

OTHER ASSETS                        1,173,657
                                                    1,194,763
                                 $ 9,088,464         $
                                                    9,629,912


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term     $   231,385         $
debt                                                226,385
Accounts payable                        33,294
                                                    36,960
Accrued expenses                      135,862
                                                    123,437
TOTAL CURRENT LIABILITIES             400,541
                                                    386,782

LONG-TERM DEBT                     3,306,206
                                                    3,383,267

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,00
shares
 authorized; none issued                     ---
                                                    ---
Common stock, $.01 par value;
15,000,000
 shares authorized; 8,512,274 &
8,512,274
 issued                                 85,123
                                                    85,123
Paid-in capital                    9,657,028
                                                    9,657,028
Retained earnings (deficit)       (4,360,434)
                                                    (3,882,28
                                                    8)
                                   5,381,717
                                                    5,859,863
                                 $ 9,088,464        $
                                                    9,629,912




*Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                      Three months ended
                                            June 30

                                        1998            1997


REVENUES                         $  248,557      $   661,640

COSTS AND EXPENSES:
 Cost of sales and
 services                             524,519         534,059

 Selling general &
 administrative                       132,417        122,059
 Research & development                 91,003        58,429
                                      747,939        714,547
Gain/Loss from Operations:           (499,382)      (52,907)

INTEREST INCOME & EXPENSE:
 Interest Income                       66,913         70,128
 Interest Expense                     (45,676)      (45,856)
                                       21,237        24,272
Loss before
Income taxes                        (478,145)       (28,635)
Income taxes                                              300
                                 0


Net loss                         $  (478,145)    $  (28,935)

Net loss per share
  Basic and diluted              $               $
                                 (.06)           (.00)


Weighted average shares
outstanding
  Basic and diluted                8,512,274      8,306,932

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Three Months Ended

June

1998                    1997
OPERATING ACTIVITIES
Net income (loss)                       $          $
                                        (478,145)  (28,935)
Adjustments to reconcile net income to
net cash
provided by operating activities:
  Depreciation and amortization
                                        109,251    103,529
  Changes in operating assets and
liabilities:
       Accounts receivable
                                        32,963     (94,321)
       Inventories and
       prepaid expenses
                                        442        (33,405)
       Accounts payable and accrued
       expenses
                                        13,759     31,568
      Other
                                        (8,341)    (1,543)
Net cash used in operating
      activities
                                        (330,071)  (23,107)

INVESTING ACTIVITIES
(Purchases) Sales of property and                      (
equipment                               (46,122)   395,660)
Net cash used in investing activities
                                        (46,122)   (395,660)

FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                        ---        625

Repayment of Long Term Debt
                                        (77,061)   (12,180)

Bond reserve funds
                                        17,155     (12,110)

Net cash used in financing activities
                                        (59,906)   (23,665)

decrease in cash
                                        (436,099)  (442,432)

Cash at Beginning of Period
                                        5,184,215  3,875,205

Cash at End of Period                   $          $ 3,432,773
                                        4,748,116




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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues for the first quarter of fiscal 1999 ended June 30, 1998 were $248,557, a decrease of 62% from the first quarter of fiscal 1998 ended June 30, 1997. The decrease in revenues can be attributed to a substantial reduction in government contract work, which has historically been the Company's main source of revenues. The Company will need to replace these lost revenues with production revenues.

     For the first quarter of fiscal 1999, the Company is reporting a net loss of $478,146 as compared to a net loss of $28,935 in the first quarter of fiscal 1998. The substantial increase in losses for the first quarter 1999 can be attributed to the 62% reduction in revenues coupled with operating costs (approximately $225,000) including salaries, overhead, and depreciation at the Aberdeen Production Center in Aberdeen, South Dakota. The Company has also significant costs (approximately $91,000) in the continued development of its detectors and Wavelength Divisional Multiplexer (WDM), another product related to fiber optic communications. The Company anticipates the losses to continue until the Company achieves a level of revenue sufficient to cover the production costs. The Company has sold qualification units of its UV detectors to more than 20 companies. The Company hopes it can start selling these detectors in large quantities to generate revenues. The Company has also received orders for a few WDMs units from two large companies. The Company hopes that it will generate revenues from the sales of additional WDM units in the forthcoming quarters.

Liquidity and Capital Resources:

     The Company's cash balance at June 30, 1998 is $4,748,116 compared to $5,184,215 at March 31, 1998. The cash decrease can be attributed to the losses incurred during the first quarter of fiscal 1999. The Company believes it has sufficient working capital to sustain operations through fiscal 1999 and beyond.

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Litigation Reform Act 1995. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

The Company has assessed and continues to assess the impact of the Year 2000 issues on its reporting systems and operations. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, the Company could be adversely impacted.




                 PART II. OTHER INFORMATION

ITEM 1  Legal Proceedings Status.

On or about November 22, 1997, the Company commenced litigation in the Anoka County District Court (Minnesota) against two of its former employees, Asif Khan and Jinwei Yang, contending that the defendants are in breach of their respective confidentiality agreements and that APA is entitled to both damages and injunctive relief under the Uniform Trade Secrets Act. Both of the defendants were employed by the Company in the area of research and development of Gallium Nitride and are the subjects of a confidentiality agreement. APA's Motion for a Temporary Injuction was denied on February 19, 1998. In June 1998, the parties submitted to mediation and reached agreement on the terms of a settlement, which is subject to preparation and execution of related documentation.

ITEM 2-5.  Not Applicable

ITEM  6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27: Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA OPTICS, INC.
              8/12/98
/s/ Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


              8/12/98
/s/ Randal J. Becker

                Date
Randal J. Becker

Principal  Accounting Officer