Form 10-Q
period 1998-09-30
APA OPTICS INC /MN/
filed 1998-11-13
CIK 796505

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

     For the quarterly period ended September 30, 1998 or

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

     Class:
Outstanding at September 30, 1998
Common stock, par value $.01
8,512,274

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                             September 30    March 31
                                       1998          1998

CURRENT ASSETS:                    (Unaudited)     (Audited)
                                                      *

Cash and short-term investments
                                  $4,195,647     $5,184,215
Accounts receivable
                                  147,991        236,284
Inventories:
  Raw materials
                                  28,974         11,965
  Work-in-process & finished
goods                             181,419        145,156
Prepaid expenses
                                  7,484          22,975
Bond reserve funds
                                  24,542         131,667
TOTAL CURRENT ASSETS
                                  4,586,057      5,732,262

PROPERTY AND EQUIPMENT, NET
                                  2,623,405      2,702,887

OTHER ASSETS
                                  1,026,208      1,194,763

                                          $            $
                                  8,235,670      9,629,912


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILTIES:
Current portion of long-term debt          $            $
                                  116,385        226,385
Accounts payable
                                  97,389         36,960
Accrued expenses
                                  131,701        123,437
TOTAL CURRENT LIABILITIES
                                  345,475        386,782

LONG-TERM DEBT
                                  3,168,705      3,383,267

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000
shares
authorized; none issued
                                  ---            ---
Common stock, $.01 par value;
15,000,000
shares authorized; 8,512,274 &
8,512,274
issued
                                  85,123         85,123
Paid-in-capital
                                  9,657,028      9,657,028
Retained earnings (deficit)
                                  (5,020,661)    (3,882,288)

                                  4,721,490      5,859,863
                                            $         $
                                  8,235,670      9,629,912

* Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



Three months ended                 Six months ended

September 30                         September 30


1998                1997                1998
1997

REVENUES                 $         $       $        $1,315,
                         246,437   653,38  494,994  025
                                   5

COSTS  AND EXPENSES:

 Cost of sales and
services
                         549,292   675,65  1,073,8  1,209,7
                                   1       11       10

 Selling, general &
administrative
                         251,625   118,33  384,042  240,398
                                   9
Research & development
                         129,629   76,625  220,632  135,054

                         930,546   870,61  1,678,4  1,585,1
                                   5       85       62
Gain/loss from
operations:              (684,10   (217,2  (1,183,  (270,13
                         9)        30)     491)     7)

INTEREST INCOME &
EXPENSE:
 Interest income
                         59,526    86,020  126,439  156,148
 Interest expense
                         (35,145   (47,30  (80,821  (93,162
                         )         6)      )        )

                         24,381    38,714  45,618   62,986

Loss before Income taxes
                         (659,72   (178,5  (1,137,  (207,15
                         8)        16)     873)     1)
Income taxes
                         500       300     500      600

Net Loss                 $         $                $
                         (660,22   (178,8  $(1,138  (207,75
                         8)        16)     ,373)    1)



Net loss per share Basic $         $       $        $
and diluted              (.08)     (.02)   (.13)    (.03)

Weighted average shares
outstanding
Basic and diluted                  8,307,           8,307,3
                         8,512,2   831     8,512,2  84
                         74                74

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Six Months Ended

September 30

1998              1997


OPERATING ACTIVITIES

Net income (loss)                         $(1,138,  $
                                          373)      (207,751)
Adjustments to reconcile net income to
net cash
provided by operating activities:
 Depreciation and amortization
                                          220,724   213,541
   Changes in operating assets and
liabilities:
     Accounts receivable
                                          88,293    11,143
     Inventories and
     prepaid expenses
                                          69,344    48,674
     Accounts payable and accrued
     expenses
                                          (41,308)  97,018

      Other
                                          (11,833)  (1,695)
Net cash (used in) provided by operating
 activities
                                          (813,153  160,930
                                          )

INVESTING ACTIVITIES
(Purchases) Sales of property and
equipment                                 (93,241)  (635,614)

Net cash used in investing activities
                                          (93,241)  (635,614)

FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                          ---       3,438
Repayment of long term Debt
                                          (214,562  (194,451)
                                          )
Bond reserve funds
                                          132,388   (42,222)

Net cash used in financing activities
                                          (82,174)  (233,235)

Decrease in cash
                                          (988,568  (707,919)
                                          )

Cash at Beginning of Period               5,184,21
                                          5         3,875,205

Cash at End of Period                     $4,195,6
                                          47        $3,167,28
                                                    6



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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the second quarter and first six months of fiscal 1999 ended September 30, 1998 were $246,437 and $494,994, respectively, in each case substantially below the levels of the comparable periods of fiscal 1998. The principal reason for the decrease in revenues was the Company's decision to focus professional staff on product development and production activities instead of government research work. While contract research activity would have produced current revenues, product planning and fabrication do not produce revenues until the products are sold. Revenues are expected to remain in the same range near term.

     For the second quarter and first six months of fiscal 1999, the Company incurred net losses of $660,228 and $1,138,373, respectively, as compared to net losses of $178,816 and $207,751 in the comparable periods of fiscal 1998. The loss in the second quarter of fiscal 1999 is significantly higher, largely because of increased consulting costs due to a contract dispute with the government and higher research and development costs on the Company's UV detectors and wavelength divisional multiplexers (WDM). Significant quarterly losses are expected in the next quarter. Quarterly losses will continue until the Company receives sufficient revenues from sales of its new products.

     APA Optics, Inc. has sold qualification units of its UV detectors to a wide range of customers for diverse applications and now has 2,000 of these detector units on hand. The Company has written off all labor costs on these units so as not to overstate inventories. In addition, evaluation units of the new WDM product have been sold to three large corporations, significant factors in the communications equipment industry. The Company believes that these products represent its future and is dedicated to successfully producing and marketing these advanced products.

Liquidity and Capital Resources:

     The Company's cash balance at September 30, 1998 is $4,195,647 compared to $5,184,215 at March 31, 1998. This decrease in cash is attributed primarily to the $1,138,373 loss during the first six months of fiscal 1999. The Company believes it has sufficient working capital to sustain its operations through the end of fiscal 1999 and beyond.

Forward-Looking Statements:

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act 1995. These statements are based upon the Company's current expectations and judgements about future developments in the Company's performance and may be affected by several factors, including, without limitation, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward- looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

Year 2000 Issues:

The Company continues to assess the impact of the Year 2000 issues on its reporting systems and operations. To date, the Company has requested and received confirmations regarding Year 2000 compliance from its major suppliers and principal financial institutions. The Company is comfortable with the Year 2000 compliance externally. The Company believes that internally there will be little or no impact on operations at the turn of the century. However, the Company will be testing its computers and software in the next few months in order to ensure there will be no disruption to normal operations in the year 2000. When this assessment is complete, the Company will determine the need for and draft an appropriate contingency plan.

ITEMS 1-4.  Not Applicable

ITEM 5.  Other Information

The proxy rules of the Securities and Exchange Commission permit shareholders of a company, after timely notice to the company, to present for shareholder consideration for inclusion in the company's proxy statement unless such proposals can be properly omitted by the company in accordance with the proxy rules. The APA Optics, Inc. 1999Annual Meeting of Shareholders is expected to be held on or about August 18, 1999, and proxy materials in connection with that meeting are expected to be mailed on or about July 20, 1999. In order to be included in the Company's proxy materials for the 1999 Annual Meeting, shareholder proposals prepared in accordance with the proxy rules, must be received by the Company on or before March 23, 1999.

In addition, pursuant to a recent amendment to Commission Rule 14a-4, a shareholder must give notice to the Company prior to June 6, 1999, of any proposal which such shareholder intends to raise at the 1999 Annual Meeting. If the Company receives notice of such proposal after June 6, 1999, under Rule 14a-4, the persons named in the proxy solicited by the Company's Board of Directors for the 1999 Annual Meeting may exercise discretionary voting power with respect to such proposal.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27: Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended September 30,
        1998.

                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





APA OPTICS, INC.

  November 13, 1998
/s/ Anil K. Jain

          Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


 November 13, 1998
/s/ Randal J. Becker

          Date
Randal J. Becker

Principal  Accounting Officer