Form 10-Q
period 1998-12-31
APA OPTICS INC /MN/
filed 1999-02-16
CIK 796505

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

     For the quarterly period ended December 31, 1998 or

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

     Class:
Outstanding at December 31, 1998
Common stock, par value $.01
8,512,274

                PART 1, FINANCIAL INFORMATION

ITEM 1, FINANCIAL STATEMENTS

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                             December 31     March 31
                                       1998          1998

CURRENT ASSETS:                    (Unaudited)    (Audited)

Cash and short-term investments
                                  $3,532,075     $5,184,215
Accounts receivable
                                  98,309         236,284
Inventories:
  Raw materials
                                  41,976         11,965
  Work-in-process & finished
goods                             169,038        145,156
Prepaid expenses
                                  23,898         22,975
Bond reserve funds
                                  38,291         131,667
TOTAL CURRENT ASSETS
                                  3,903,587      5,732,262

PROPERTY AND EQUIPMENT, NET
                                  2,566,638      2,702,887

OTHER ASSETS
                                  1,019,254      1,194,763

                                         $             $
                                  7,489,479      9,629,912


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:

Current portion of long-term debt          $            $
                                  118,906        226,385
Accounts payable
                                  26,356         36,960
Accrued expenses
                                  129,961        123,437
TOTAL CURRENT LIABILITIES
                                  275,223        386,782

LONG-TERM DEBT
                                  3,110,724      3,383,267

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000
shares
authorized; none issued
                                  ---            ---
Common stock, $.01 par value;
15,000,000
shares authorized; 8,512,274 &
8,512,274
Issued
                                  85,123         85,123
Paid-in-capital
                                  9,656,050      9,657,028
Retained earnings (deficit)
                                  (5,637,641)    (3,882,288)

                                  4,103,532      5,859,863
                                           $          $
                                  7,489,479      9,629,912

* Derived from audited financial statements

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



Three months ended                        Nine months ended

December 31                                 December 31


1998              1997                      1998
1997

REVENUES                    $        $       $         $1,772,
                            134,128  457,27  629,122   299
                                     4

COSTS  AND EXPENSES:

Cost of sales and
 services
                            536,709  555,04  1,610,5   1,764,7
                                     7       20        57

Selling, general &
  administrative
                            143,710  127,76  527,752   368,158
                                     0
Research & development
                            84,119   128,55  304,751   263,607
                                     3

                            764,538  811,36  2,443,0   2,396,5
                                     0       23        22
Gain/loss from operations:
                            (630,41  (354,0  (1,813,   (624,22
                            0)       86)     901)      3)

INTEREST INCOME & EXPENSE:
 Interest income
                            51,578   67,052  178,017   223,200
 Interest expense
                            (37,898  (44,41  (118,71   (137,57
                            )        0)      9)        2)

                            13,680   22,642  59,298    85,628

Loss before income taxes
                            (616,73  (331,4  (1,754,   (538,59
                            0)       44)     603)      5)
Income taxes
                            250      250     750       850

Net loss                    $        $                 $
                            (616,98  (331,6  $(1,755   (539,44
                            0)       94)     ,353)     5)



Net loss per share-Basic    $        $       $         $
and diluted                 (.07)    (.04)   (.21)     (.06)

Weighted average shares
outstanding
Basic and diluted           8,512,2  8,424,            8,346,6
                            74       765     8,512,2   53
                                             74

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Nine Months Ended

December 31

1998              1997


OPERATING ACTIVITIES

Net income (loss)                         $(1,755,  $
                                          353)      (539,445)
Adjustments to reconcile net income to
net cash
  provided by operating activities:
Depreciation and amortization
                                          331,304   314,127
Changes in operating assets and
liabilities:
    Accounts receivable
                                          137,975   37,669
     Inventories and
       prepaid expenses
                                          38,560    (2,016)
     Accounts payable and accrued
       Expenses
                                          (111,559  19,303
                                          )

     Other
                                          (25,142)  (15,346)
Net cash (used in) operating
Activities
                                          (1,384,2  (185,708)
                                          15)

INVESTING ACTIVITIES
(Purchases) Sales of property and
equipment                                 (123,055  (855,310)
                                          )

Net cash used in investing activities
                                          (123,055  (855,310)
                                          )
FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                          ---       1,353,789
Earnest money deposit on bond financing
                                          ---       315,000
Repayment of long term debt
                                          (272,543  (210,563)
                                          )
Bond reserve funds
                                          127,673   1,278,837

Net cash (used in) provided by financing
activities                                (144,870  2,737,063
                                          )

Decrease in cash
                                          (1,652,1  1,696,045
                                          40)

Cash at beginning of period
                                          5,184,21  3,875,205
                                          5

Cash at end of period                     $         $
                                          3,532,07  5,571,250
                                          5



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

               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the third quarter of fiscal 1999 ended December 31,1998 were $134,128, a decrease of 71% from the third quarter of fiscal 1998. The third quarter revenues of fiscal 1999 are also down 46% as compared to the second quarter of fiscal 1999. Revenues for the first three quarters of fiscal 1999 are down 65% as compared to the first three quarters of fiscal 1998. The decrease in revenues can be attributed to a shift in work from government contracts to internal research and development. The Company continues to devote personnel toward product development associated with the Aberdeen facility.

     For the third quarter of fiscal 1999, the Company incurred a net loss of $616,980 as compared to a net loss of $331,694 in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, the Company incurred a loss of $1,755,353 as compared to a loss of $539,445 for the first nine months of fiscal 1998. The Company's increased loss for the third quarter and first nine months of fiscal 1999, as compared to the third quarter and first nine months of fiscal 1998 is mainly due to decreased revenues. Significant quarterly losses are expected in the next quarter. Quarterly losses will continue until the Company receives sufficient revenues from sales of its new products.

Liquidity and Capital Resources:

     The Company's cash balance at December 31, 1998 is $3,532,075 compared to $5,184,215 at March 31, 1998. The decrease in cash during the first nine months ended December 31, 1998 is attributable primarily to the decreased revenues and increased losses incurred in the first nine months of fiscal 1999. The Company believes it has sufficient cash to sustain operations through the end of fiscal 1999 and beyond. However, if sales of products do not increase, the Company may need to seek additional funding for operations. There can be no assurance that such funding will be available on terms favorable to the Company if at all.

Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon the Company's current expectations and judgments about future developments in the Company's performance and may be affected by several factors, including, without limitation, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

Year 2000 Issues:

The Company continues to assess the impact of the Year 2000 issues on its reporting systems and operations. To date, the Company has requested and received confirmations regarding Year 2000 compliance from its major suppliers and principal financial institutions, and believes that these entities will be ready. The Company has updated its accounting software for year 200 compliance and believes there will be no disruption to its normal operations at the turn of the century. The Company has spent approximately $5,000 on the year 2k issue and believes this will be the total costs expensed. The Company may develop a contingency plan in the event either it or its various business partners encounters problems.

ITEMS 1-5.  Not Applicable.


ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 27: Financial Data Schedule

     There were no reports on Form 8-K filed during the three months ended December 31, 1998.



                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

  February 15, 1999
/s/ Anil K. Jain

          Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


  February 15, 1999
/s/ Randal J. Becker

          Date
Randal J. Becker

Principal  Accounting Officer