Form 10-K
period 1999-03-31
APA OPTICS INC /MN/
filed 1999-06-30
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from _____________ to _____________.

                         COMMISSION FILE NUMBER 0-16106

                                APA OPTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MINNESOTA                                    41-1347235
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                               2950 N.E. 84TH LANE
                             BLAINE, MINNESOTA 55449
                                 (612) 784-4995
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                   OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 18, 1999, was approximately $33,040,581.

         The number of shares of Common Stock outstanding as of May 18, 1999 was 8,512,274.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the proxy statement for the annual shareholders meeting to be held on August 18, 1999 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.        BUSINESS.

(a)      GENERAL DEVELOPMENT OF BUSINESS.

         From its founding in 1979, the Company has focused on leading edge research in sophisticated optoelectronic and optical system areas with the primary goal of developing advanced products for subsequent marketing and fabrication. APA Optics, Inc. currently manufactures DWDM optical components, offers a range of Nitride-based devices and services, and markets custom optics products.

         For the last several years the Company's goal has been to manufacture and market products/components based on its technology developments. The Company selected two product areas: dense wavelength division multiplexer (DWDM) components for fiber optic communications and gallium nitride-based ultraviolet
(UV) detectors (both components and integrated detector/electronic/display packages). These areas were selected due to significant potential markets and the Company's expertise and/or patent positions. If the Company is successful in manufacturing and marketing of these products, the Company expects to significantly increase its revenues and achieve profitability.

         In order to perform product development and production, the Company needs to fully utilize its personnel and facilities. The Company could only accomplish this by reducing its emphasis on R&D contracts, realizing that this shift will significantly reduce revenues and increase losses until the Company realizes revenues from its products. Although the Company has purchased a significant amount of equipment in previous fiscal years, it will still need additional equipment as well as additional personnel to meet its objectives.

(b)      DESCRIPTION OF BUSINESS.

PRODUCTS AND SERVICES

         (i) Optical Lens Systems. The Company designs and builds multi-element lens systems and components, including mounting structures, for precision quality optical needs in many applications, including laser-based systems, imaging systems, inspection systems, display systems, display optics, focusing optics for ultraviolet fire alarms, alignment verification optics for dual magnetic recording heads, and multi-magnification optics systems for optical comparators.

         (ii) Optical Thin Film Coatings. The Company custom designs, develops, and fabricates optical thin film coatings for optical components of lasers, laser systems, optical instruments, and optical devices. The Company uses its optical thin film coating services in two major ways. Antireflective coatings are deposited onto Company-fabricated lens components. The Company also uses its thin film coating facility to design, develop and fabricate coating for lens components supplied by customers.

         (iii) Optoelectronics Devices. The Company is focusing its research and development efforts on several optoelectronic devices. Optoelectronic devices are vital components of communication systems and optical instruments.

         Currently, the Company is developing the following devices:

         Dense Wavelength Division Multiplexer (DWDM). Recently, the Company demonstrated the feasibility of a DWDM capable of transmitting several channels through a single optical fiber for communication applications. APA Optics developed the DWDM based on its development of optical modulator (single channel) technology during the early 1990s for fiber optic communication. These modulators have the capability of direct high speed (several billion bits per second) data loading and unloading on laser beams going through optical fibers, either for short distance or long distance. The DWDM, a small part of the modulator, utilizes high frequency halographic gratings. The DWDM developed recently provides a major break-through in that information can travel on several different channels within a single fiber (a simple analogy is the expansion of a single lane highway to multi-lane throughway). As a result, the DWDM provides higher speed, increased and regulated data handling capabilities as compared to a single channel modulator. The Company is currently performing environmental packaging of the DWDM.

         The Company filed the first patent related to the DWDM Optical Modulator in June 1994, which was allowed on May 8, 1995. Since then, the Company has filed for four additional patents related to DWD Multiplexer/Demultiplexer devices. The Company was awarded two of these patents in March 1997 and February 1998. The other two applications are still pending.

         UV Detector. The UV Detector is a high response solid state detector based on single-crystal gallium nitride (GaN). The GaN detector is expected to have applications in spectrometry, solar radiation measurement, excimer-laser measurement and calibration, biomedical instrumentation, and flame detection and monitoring. The detector is visible blind, which allows detection of UV radiation in the presence of room lights without a filter. The Company believes the GaN detector has advantages over photomultiplier tubes because of its ruggedness and chemical inertness, which suit it for application in high-vibration and harsh environments as well as high-temperature operation. The Company has been awarded at least four patents in Nitride related technologies.

         Other Products

         The Company is in the process of introducing several other products by packaging its UV detectors with electronics and displays for many applications. Among these are a solar sensing watch to detect potential cancer causing UV radiation for consumer applications, UV radiation based flame sensors for industrial applications, and UV radiation meters for laboratory and industrial applications. All of these products have significant similarities and, therefore, do not require significant financial resources for development.

MARKETING AND DISTRIBUTION

         The Company has delivered a limited number of alpha units of DWDM to customers during fiscal 1999 and 2000. The Company has sold several UV detectors to more than 30 customers as well as a few detector/electronics packages. During this time, the Company has been aggressively marketing both products by advertising in relevant professional magazines, showcasing its products in trade shows, direct mailing, personal visits, distributors in various countries, such as Japan, Germany, Italy and France. The Company also maintains product information on its Web Page. The Company has a sales manager who focuses on sales of DWDM and two persons who work on marketing and sales of Nitride-based products.

SOURCES OF RAW MATERIALS

         Two principal materials used by the Company in its business are optical glass and optical chips. Optical glass is commercially available through several distributors. The Company currently uses at least two vendors for optical chips and continuously looks for additional vendors for these parts. Certain chemicals and other materials used by the Company are routinely available from several sources.

ENVIRONMENTAL COMPLIANCE

         Because the Company handles a number of chemicals in its operations, it must comply with federal, state and local laws and regulations regarding the handling and disposal of such chemicals. The cost of such compliance is not material.

MAJOR CUSTOMERS

         In prior years, the Company provided research and development services under contracts with various governmental agencies. Currently, the Company has no material contracts with any of such agencies.

         In its efforts to promote sales of new products, the Company has begun to develop relationships with several potential new customers.

         Revenues from the following unrelated customers constituted more than ten percent of the Company's total operating revenues in the last three fiscal years:

                                                          Year Ended March 31
                                                          -------------------
Name                                                1999          1998          1997
------------------------------------------          ----          ----          ----

Government Agencies*                                 67%           89%          93%

*REPRESENTS SERVICES TO SEVERAL OPERATING AGENCIES OF THE U.S. GOVERNMENT, AS
 FOLLOWS:

                                                    1999          1998          1997
                                                    ----          ----          ----
Air Force                                            23%           20%            42%
Army                                                  0            25             22
Navy                                                 19            38             36
ARPA                                                 58            17             --
                                                    ----          ----          ----
Total                                               100%          100%          100%
                                                    ====          ====          ====

BACKLOG

         The Company's backlog of uncompleted contracts at March 31, 1999, was approximately $189,000, as compared to $1,300,000 at March 31, 1998, and $3,200,000 at March 31, 1997. Of the current year's backlog, all contracts will be completed within the next year. The reduced backlog is a direct result of the Company's shift from contract R&D to product development and promotion.

COMPETITION

         Competition in the optoelectronics and optics fabrication businesses is significant. Many of the companies engaged in these businesses are well-financed and have significantly greater research, development, production, and marketing resources than those of the Company. The Company believes that it has a competitive advantage due to its patents and the uniqueness of the device characteristics. In particular, the Company believes its DWDM is the most efficient (lowest insertion loss) and compact device currently available.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended March 31, 1999, 1998, and 1997 the Company spent approximately $382,000, $339,000, and $375,000, respectively, on research and development sponsored by the Company, all of which was related to the DWDM, UV detector and related products. In addition, in each of those years, the Company spent approximately $837,000, $1,431,000, and $1,610,000, respectively, on research activities sponsored by customers.

EMPLOYEES

         As of March 31, 1999, the Company employed 36 full-time employees (including its executive officers).

ITEM 2.        PROPERTIES.

         The Company's corporate offices, manufacturing facilities, and laboratories are located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. The Company currently leases 23,500 square feet of space in the building under sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See
Note 9 of Notes to Financial Statements included under Item 8 hereof. The Company owns land directly west of the Blaine facility that may be used for future expansion.

         The Company also has a 24,000 square foot production facility in Aberdeen, South Dakota, which is used for manufacturing the Company's DWDM components and UV detectors. The land upon which this facility is located was granted to the Company as part of a financing package from the City of Aberdeen. See Note 5 of Notes to Financial

Statements included under Item 8 hereof for further information regarding the financing of this facility.

         The Company believes that these two facilities will be adequate for its needs for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS.

         The Company is not currently subject to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

         The Company's Common Stock is traded on The Nasdaq Small Cap Market. The following table sets forth the quarterly high and low prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq.

FISCAL 1999                                                  HIGH          LOW
-----------                                                  ----          ---
   Quarter ended June 30, 1998.........................     $6-3/4       $5-5/8
   Quarter ended September 30, 1998....................      6            4-1/4
   Quarter ended December 31, 1998.....................      5            4
   Quarter ended March 31, 1999........................      10           4-3/4

FISCAL 1998
-----------
   Quarter ended June 30, 1997.........................     $6-1/2       $5-1/4
   Quarter ended September 30, 1997....................      6-5/8        5-3/8
   Quarter ended December 31, 1997.....................      9-1/4        6-1/8
   Quarter ended March 31, 1998........................      8            5-1/2

         There were approximately 358 holders of record of the Company's Common Stock as of March 31, 1999.

         The Company has paid no cash dividends on its Common Stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts the Company's ability to pay dividends on its capital stock.

ITEM 6.        SELECTED FINANCIAL DATA.

                                                                                   YEAR ENDED MARCH 31
                                                            -------------------------------------------------------------------
                                                                1999         1998          1997          1996          1995
                                                            -----------   -----------   -----------   -----------   -----------
Statements of Operations Data
Revenues .................................................  $   722,030   $ 2,190,637   $ 2,769,270   $ 2,485,833   $ 2,028,485
Net loss .................................................   (2,513,798)     (967,767)      (11,023)      (92,474)     (468,681)
Net loss per share, basic and diluted ....................         (.30)         (.12)           --          (.01)         (.06)
Weighted average number of shares, basic and diluted .....    8,512,274     8,376,661     8,192,879     7,734,082     7,325,970

Balance Sheet Data
Total assets .............................................  $ 6,804,976   $ 9,629,912   $ 9,419,398   $ 4,756,349   $ 3,063,097
Long-term obligations, including current portion .........    3,214,712     3,609,652     3,829,004       445,000       540,000
Shareholders' equity .....................................    3,389,295     5,859,863     5,412,968     4,107,228     2,385,037

         The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is engaged in the business of designing, manufacturing, and marketing optical components and various optoelectronic products. For several years, the Company also received significant revenues from providing research and development services in connection with projects sponsored by various government agencies. In fiscal 1998, the Company determined to shift its emphasis from research and development to product development, with the intent to eventually manufacture and market various products. Accordingly, revenues from research and development contracts have decreased significantly during the last two fiscal years.

         For the last several years the Company's goal has been to manufacture and market products/components based on its technology developments. The Company selected two product areas: dense wavelength division multiplexer (DWDM) components for fiber optic communications and gallium nitride-based ultraviolet
(UV) detectors (both components and integrated detector/electronic/display packages). These areas were selected due to significant potential markets and the Company's expertise and/or patent positions. If the Company is successful in manufacturing and marketing these products, the Company expects to significantly increase its revenues and achieve profitability.

         In order to perform product development and production, the Company needs to fully utilize its personnel and facilities. The Company could only accomplish this by reducing its emphasis on R&D contracts, realizing that this shift will significantly reduce revenues and increase losses until the Company realizes revenues from its products. Although the Company has purchased a significant amount of equipment in recent fiscal years, it will still need additional equipment as well as additional personnel to meet its objectives.

RESULTS OF OPERATIONS

         Fiscal 1999 Compared to Fiscal 1998. Operating revenues for fiscal 1999 were $722,030, a decrease of 67% from operating revenues of $2,190,637 in fiscal 1998. The decrease in revenues reflects the Company's decision to focus on product development rather than contract research and development. Contract fees decreased from $1,950,844 in fiscal 1998 to $484,329 in fiscal 1999, and the Company's backlog of uncompleted contracts at March 31, 1999 was $189,000 as compared to $1,200,000 at March 31, 1998. Revenues from sales of products decreased by approximately 1% as compared to fiscal 1998. Sales of new products in fiscal 1999 were minimal; however, the Company believes it has made significant progress in developing its new products and the related manufacturing processes and that there will be revenues from sales of such products in fiscal 2000.

         Cost of sales increased by approximately 52%, to $1,366,105, in fiscal 1999 from $901,538 in fiscal 1998. Cost of contract fees decreased by 41% in fiscal 1999, reflecting the decreased revenues from contract research and development. Gross margin for product sales was negative in both fiscal 1999 and fiscal 1998, reflecting continued personnel and product development costs. Gross margin for contract fees was negative in fiscal 1999 and 27% in fiscal 1998. This deterioration is the result of decreased contract revenues. Research and development expenses increased by approximately 13% in fiscal 1999, to $382,445 from $338,615, and selling, general and administrative expenses increased by 18% to $727,988 in fiscal 1999 compared to $616,532 in fiscal 1998. The increase in costs of sales, research and development and selling, general and administrative expenses reflects the Company's focus on product development, including the hiring of additional personnel for production, marketing, and sales.

         The Company reported a loss from operations in fiscal 1999 of $2,591,750, a substantial increase over the loss from operations of $1,096,626 in fiscal 1998. This loss results from the combination of significantly decreased revenues without a corresponding decrease in costs and expenses.

         The Company realized $228,195 in interest income in fiscal 1999, down 27% from $310,925 in fiscal 1998, reflecting lower average cash balances during the year. Interest expense in fiscal 1999 totaled $149,243, down 18% from $181,066 in fiscal 1998, reflecting reduced balances on outstanding obligations.

         The Company's net loss in fiscal 1999 was $2,513,798 compared to $967,767 in fiscal 1998. As noted above, this loss was primarily a result of significantly decreased revenues and significantly higher cost of sales and other operating expenses. Further losses can be expected until revenues from production increase, or operating costs decrease, sufficiently to produce positive cash flow.

         Fiscal 1998 Compared to Fiscal 1997. Operating revenues for fiscal 1998 were $2,190,637, a decrease of 21% from operating revenues of $2,769,270 for fiscal 1997. This decrease was primarily the result of decreased fees from government contracts in fiscal 1998 ($1,950,844) as compared to fiscal 1997 ($2,581,005). The Company had record contract fees during fiscal 1997 as compared to prior years. Contract revenues were down for two reasons. First, the Company decided to emphasize the product development, manufacturing and marketing of its technology based products. This product emphasis also affected the Company's backlog of research contracts, which was down to $1,200,000 at March 31, 1998, as compared to $3,200,000 at March 31, 1997. APA's product development efforts resulted in the start of operations at its Aberdeen, South Dakota, facility, with the manufacture of GaN-based UV detectors. The second reason for the decrease in contract revenues was the unilateral termination of one contract by the contracting agency.

         Cost of sales in fiscal 1998 increased by 182% to $901,538 as compared to $319,626 in fiscal 1997. The greatest portion of these costs were associated with the new production facility in Aberdeen. Cost of contract fees decreased by approximately 11% in fiscal 1998 to $1,430,578 from $1,609,574, reflecting in part reduced contract revenues. The decrease in gross margin for contract fees (from 38% in fiscal 1997 to 27% in fiscal 1998) also results from decreased contract revenues. Research and development and selling general and administrative expenses both decreased in fiscal 1998 as compared to fiscal 1997.

         The Company's loss from operations in fiscal 1998 was $1,096,626 as compared to a loss of $128,768 in fiscal 1997. This significantly increased loss reflected both the decrease in revenues and the increased expenses associated with the production facility in Aberdeen.

         In fiscal 1998 interest income increased by approximately 13%, to $310,925 from $274,976 in fiscal 1997, and interest expense increased by approximately 16%, to $181,066 in fiscal 1998 from $156,231 in fiscal 1997. These increases reflected higher cash and cash equivalent balances and higher balances on outstanding debt.

         The Company's net loss in fiscal 1998 of $967,767, or $.12 per share, as compared to the net loss in fiscal 1997 of $11,023, or $.00 per share, results from the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance at March 31, 1999, is $2,812,849 as compared to $5,184,215 at March 31, 1998. This reduction primarily results from the use of $1,974,790 net cash in operating activities, of which the most significant cause was the Company's net loss of $2,513,798. The Company used $236,891 net cash in investing activities in fiscal 1999, all for the purchase of property and equipment. This compares to use of net cash of $925,494 and $1,347,358 in fiscal 1998 and fiscal 1997. In all three years, such property and equipment was purchased primarily for the Aberdeen facility. During fiscal 1999, the Company used $159,685 net cash in financing activities. The Company paid the $240,000 balance on a loan from the Minnesota Agricultural and Economic Development Board. This loan had been funded in 1989 for the purchase of equipment for the Company's manufacturing facility in Blaine. A portion of this repayment was made with $125,000 held in a bond reserve account.

         In connection with the construction of the manufacturing facility in Aberdeen, the Company took advantage of certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 1999, the total principal outstanding on the several loans obtained in connection with these financing packages was $3,214,712. Interest on the loans ranges from 0% to 6.75%, and the loans are due between 2003 and 2016. For further information regarding these loans, see Note 5 of Notes to Financial Statements included under Item 8 of this Report. These loans require that the Company maintain certain minimum levels of net worth and income to outstanding debt ratios. The Company was out of compliance with these covenants in fiscal 1999. Such noncompliance does not constitute an event of default but triggers further covenants under the loan agreement, with which the Company was in compliance at March 31, 1999.

         The Company anticipates approximately $250,000 in capital expenditures in fiscal 2000, primarily for equipment. The funds for these purchases will come from funds available under the financing packages with the State of South Dakota and the City of Aberdeen.

         The Company's use of net cash in operating activities during fiscal 1999 and the related decrease in its cash balance emphasizes the Company's need to increase sales in order to maintain its operations. The auditor's report on the fiscal 1999 financial statements contain a qualification as to the Company's ability to continue as a going concern in light of its low sales and high costs. For the past several years, the Company has been working on the design and development of new optoelectronic products, in particular a dense wavelength division multiplexer and products based on Gallium Nitride technology. In order to focus on these efforts, beginning in fiscal 1998 the Company reduced its emphasis on contract research and development, resulting in significantly reduced revenues. This shift in emphasis was necessary to utilize the Company's personnel and facilities in the product development effort. The Company believes that design of the new products and the manufacturing process is now essentially complete, and it has stepped up its efforts to market these products. A newly hired marketing team has identified several potential markets and customers. The Company believes that it can generate sufficient revenues from sales of these products to sustain its operations through the next fiscal year. If the Company does not adequately increase revenues, it plans to decrease expenses by reducing inventory and personnel and to discontinue one or more products. In addition, the Company will investigate sources of additional capital. There can be no assurance, however, that the Company will be successful in achieving its plans or obtaining additional financing, if needed.

YEAR 2000 READINESS

         The Company's year 2000 plan has been primarily directed toward ensuring that the Company will be able to perform critical functions, such as manufacturing, handling of all financial transactions, and maintaining integrity of other business operations, controls, financial reporting, security and other matters. The Company has engaged in an assessment of year 2000 readiness both internally and with its various business partners, including vendors and service providers. The Company has determined that substantially all software, operating systems, and accounting systems have been corrected or are year 2000 compliant. Its security system and telephone systems are year 2000 compliant. The Company has contacted its various business partners to receive assurances that such entities are year 2000 compliant. The cost associated with the Company's year 2000 readiness program has not been material to date and the Company expects that any future costs will also not be material and will have no adverse effect on the Company's earnings or financial position.

FORWARD LOOKING STATEMENTS

         Statements in this Report with respect to future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties from factors, many of which are beyond the Company's control. These factors include, but are not limited to, the continued development of the Company's products, acceptance of those products by potential customers, the Company's ability to sell such products at a profitable price, the Company's readiness for year 2000, and the Company's ability to fund its operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                APA OPTICS, INC.

                              Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................  9

Audited Financial Statements

      Balance Sheets......................................................... 10

      Statements of Operations............................................... 12

      Statement of Shareholders' Equity...................................... 13

      Statements of Cash Flows............................................... 14

      Notes to Financial Statements.......................................... 15

                         Report of Independent Auditors


The Board of Directors and Shareholders
APA Optics, Inc.

We have audited the accompanying balance sheets of APA Optics, Inc. as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APA Optics, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's accumulated deficit and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.



May 14, 1999

                                APA Optics, Inc.

                                 Balance Sheets

                                                              MARCH 31
                                                        1999             1998
                                                   ------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                        $ 2,812,849     $ 5,184,215
    Accounts receivable                                   85,091         236,284
    Inventories:
      Raw materials                                       54,208          11,965
      Work-in-process                                    167,659         145,156
    Prepaid expenses                                      18,911          22,975
    Bond reserve funds                                    60,000         131,667
                                                   ------------------------------
Total current assets                                   3,198,718       5,732,262

Property, plant and equipment                          2,592,503       2,702,887

Other assets:
    Bond reserve funds                                   533,100         653,458
    Bond placement costs                                 212,012         260,012
    Other                                                268,643         281,293
                                                   ------------------------------
                                                       1,013,755       1,194,763
                                                   ------------------------------
Total assets                                         $ 6,804,976     $ 9,629,912
                                                   ==============================

                                                                    MARCH 31
                                                              1999             1998
                                                        -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $    53,416      $    36,960
    Accrued expenses                                          147,553          123,437
   Current maturities of long-term debt                       133,200          226,385
                                                        -------------------------------
Total current liabilities                                     334,169          386,782

Long-term debt                                              3,081,512        3,383,267

Shareholders' equity
    Undesignated shares; 5,000,000 shares authorized,
      none issued
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 8,512,274                85,123           85,123
    Additional paid-in capital                              9,700,258        9,657,028
    Accumulated deficit                                    (6,396,086)      (3,882,288)
                                                        -------------------------------
Total shareholders' equity                                  3,389,295        5,859,863
                                                        -------------------------------
Total liabilities and shareholders' equity                $ 6,804,976      $ 9,629,912
                                                        ===============================


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                            Statements of Operations

                                                          YEAR ENDED MARCH 31
                                                1999             1998             1997
                                          ------------------------------------------------
Revenues:
    Net sales                               $   237,701      $   239,793      $   188,265
    Contract fees                               484,329        1,950,844        2,581,005
                                          ------------------------------------------------
                                                722,030        2,190,637        2,769,270

Costs and expenses:
    Cost of sales                             1,366,105          901,538          319,626
    Cost of contract fees                       837,242        1,430,578        1,609,574
    Research and development                    382,445          338,615          374,604
    Selling, general and administrative         727,988          616,532          594,234
                                          ------------------------------------------------
                                              3,313,780        3,287,263        2,898,038
                                          ------------------------------------------------
Loss from operations                         (2,591,750)      (1,096,626)        (128,768)

Interest income                                 228,195          310,925          274,976
Interest expense                               (149,243)        (181,066)        (156,231)
                                          ------------------------------------------------
Loss before income taxes                     (2,512,798)        (966,767)         (10,023)

Income taxes                                      1,000            1,000            1,000
                                          ------------------------------------------------
Net loss                                    $(2,513,798)     $  (967,767)     $   (11,023)
                                          ================================================

Net loss per share:
    Basic and diluted                       $      (.30)     $      (.12)     $        --
                                          ================================================

Weighted average shares outstanding:
    Basic and diluted                         8,512,274        8,376,661        8,192,879
                                          ================================================


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                        Statement of Shareholders' Equity

                                                                     COMMON STOCK             ADDITIONAL
                                                             ---------------------------       PAID-IN       ACCUMULATED
                                                                 SHARES         AMOUNT         CAPITAL         DEFICIT
                                                             ------------------------------------------------------------
Balance March 31, 1996                                         7,990,007     $    79,900     $ 6,930,826     $(2,903,498)
    Stock options exercised, net                                   2,000              20           3,605              --
    Warrants exercised                                            24,625             246          81,017              --
    Shares issued under private stock offering to
      Aberdeen Group, net of issuance costs                      289,992           2,900       1,197,100              --

    Warrants issued for services in connection with bond
      financing                                                       --              --          31,875              --
    Net loss                                                          --              --              --         (11,023)
                                                             ------------------------------------------------------------
Balance March 31, 1997                                         8,306,624          83,066       8,244,423      (2,914,521)
    Stock options exercised, net                                   3,500              35           7,871              --
    Warrants exercised                                           202,150           2,022       1,343,861              --
    Warrants issued in lieu of debt service payments                  --              --          60,873              --
    Net loss                                                          --              --              --        (967,767)
                                                             ------------------------------------------------------------
Balance March 31, 1998                                         8,512,274          85,123       9,657,028      (3,882,288)
    Warrants issued in lieu of debt service payments                  --              --          43,230              --
    Net loss                                                          --              --              --      (2,513,798)
                                                             ------------------------------------------------------------
Balance March 31, 1999                                         8,512,274     $    85,123     $ 9,700,258     $(6,396,086)
                                                             ============================================================


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                            Statements of Cash Flows

                                                                            YEAR ENDED MARCH 31
                                                                   1999             1998             1997
                                                             ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $(2,513,798)     $  (967,767)     $   (11,023)
Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities:
      Depreciation and amortization                                443,275          426,362          457,173
      Changes in operating assets and liabilities:
         Accounts receivable                                       151,193          119,697           50,871
         Inventories                                               (64,746)          (8,758)         (17,564)

         Costs in excess of billings on research contracts              --               --          210,658
         Prepaid expenses and other assets                         (31,286)         (31,548)         (26,921)
         Accounts payable and accrued expenses                      40,572          (17,029)         (26,695)
                                                             ------------------------------------------------
Net cash (used in) provided by operating activities             (1,974,790)        (479,043)         636,499

INVESTING ACTIVITIES
Purchases of property and equipment                               (236,891)        (925,494)      (1,347,358)
                                                             ------------------------------------------------
Net cash used in investing activities                             (236,891)        (925,494)      (1,347,358)

FINANCING ACTIVITIES
Proceeds from sales of common stock                                     --        1,353,789        1,284,888
Long-term debt proceeds                                                 --               --        3,520,000
Repayment of long-term debt                                       (351,710)        (158,479)        (135,996)
Bond placement costs                                                    --               --         (253,720)
Bond reserve funds                                                 192,025        1,518,237       (2,085,417)
                                                             ------------------------------------------------
Net cash (used in) provided by financing activities               (159,685)       2,713,547        2,329,755
                                                             ------------------------------------------------

(Decrease) increase in cash and cash equivalents                (2,371,366)       1,309,010        1,618,896
Cash and cash equivalents at beginning of year                   5,184,215        3,875,205        2,256,309
                                                             ------------------------------------------------
Cash and cash equivalents at end of year                       $ 2,812,849      $ 5,184,215      $ 3,875,205
                                                             ================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
Warrants issued in lieu of debt service payments               $    43,230      $    60,873      $        --

Warrants issued for services in connection with
   bond financing                                                       --               --           31,875


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                          Notes to Financial Statements

                                 March 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

APA Optics, Inc. (the "Company") is engaged in the business of developing, designing and fabricating optical components and optical systems for laser and other industrial applications.

REVENUE RECOGNITION

Sales are recorded upon shipment of product.

Revenue on contract fees is recorded on the percentage of completion method of accounting for long-term government contracts. A portion of the total contract price is recognized on the basis of contract costs incurred to date as compared to the expected total cost of the contract. Contract costs include direct materials, labor and manufacturing overhead. Estimated losses on uncompleted contracts are recorded in their entirety in the period in which they are determined.

During 1999, the Company received a $75,000 grant from the State of South Dakota when the Company hired its tenth employee at its Aberdeen, South Dakota production facility. The grant was designed to offset the costs of training new employees.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a majority of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of certificates of deposit. The fair value of investments approximates cost.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for raw materials, actual cost for direct labor and average cost for factory overhead in work-in-process.

                                APA Optics, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the following estimated useful lives of the assets:

                                                     YEARS
                                                   ---------

  Building                                             20
  Manufacturing equipment                            7 - 10
  Tools                                              3 -  7
  Office equipment                                   5 - 10
  Leasehold improvements                               15

BOND PLACEMENT COSTS

Bond placement costs are amortized over 5 - 8 years.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis.

                                APA Optics, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, EARNINGS PER SHARE. Basic and diluted earnings per share are the same as the effect of outstanding stock options and warrants is antidilutive.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records losses on long-lived assets in operations when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by those assets are less than the assets' carrying amount.

2. GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,396,086 at March 31, 1999. In order to focus on the design and development of new optoelectronic products, the Company has reduced its emphasis on contract research and development, resulting in significantly reduced revenues over the last two fiscal years. The Company believes that design of the new products and the manufacturing process is essentially complete and has stepped up its efforts to market these products. The Company believes that it can generate sufficient revenues from sales of these products to sustain its operations through the next fiscal year. If the Company does not adequately increase revenues, it plans to decrease expenses by reducing inventory and personnel and to discontinue one or more products. In addition, the Company will investigate sources of additional capital. There can be no assurance, however, that the Company will be successful in achieving its plans or obtaining additional financing.

Due to the uncertainty regarding the achievability of management's plans, no assurance can be given as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. ACCOUNTS RECEIVABLE

Accounts receivable includes $21,032 billed under retainage provisions of government contracts in 1999 ($34,907 in 1998).

                                APA Optics, Inc.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                               MARCH 31
                                                          1999           1998
                                                      --------------------------

Land                                                   $   60,000    $   60,000
Building                                                1,679,424     1,679,424
Manufacturing equipment                                 3,899,744     3,665,116
Tools                                                      88,092        88,092
Office equipment                                          188,884       186,621
Leasehold improvements                                    536,447       536,447
                                                      --------------------------
                                                        6,452,591     6,215,700
Less accumulated depreciation                           3,860,088     3,512,813
                                                      --------------------------
                                                       $2,592,503    $2,702,887
                                                      =========================

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               MARCH 31
                                                          1999           1998
                                                      --------------------------

7% Minnesota Agricultural and Economic
 Development Board Bond, due in increasing serial
 maturities through fiscal year ending March 31, 2000,
 secured by manufacturing equipment. Fully redeemed
 August 1998                                           $       --    $  240,000

Debt associated with the production facility in
 Aberdeen, South Dakota, secured by land and
 buildings                                              3,214,712     3,369,652
                                                      --------------------------
                                                        3,214,712     3,609,652
Less current maturities                                   133,200       226,385
                                                      --------------------------
                                                       $3,081,512    $3,383,267
                                                      ==========================

                                APA Optics, Inc.

5. LONG-TERM DEBT (CONTINUED)

In December 1989, the Company entered into a loan agreement with the Minnesota Agricultural and Economic Development Board to provide bond financing for the expansion of manufacturing facilities. These bonds were fully redeemed August 1, 1998. At March 31, 1998, the Company had on deposit with trustees $211,417 in reserve for future payments on these bonds of which $76,667 was held in escrow for the payment of current bond maturities.

In June 1996, the Company began construction of its new production facility in Aberdeen, South Dakota to fabricate wavelength division multiplexed modulators. As part of its financing of the facility, the Company has received economic assistance from the State of South Dakota Governor's Office of Economic Development and the Aberdeen Development Corporation (the parties) as follows:

Proceeds:
  Bond financing for building construction and equipment             $1,895,000
  Low interest loans                                                    875,000
  Forgivable loans                                                      750,000
  Equity investment - purchase of 288,992 shares of common stock      1,200,000
                                                                   -------------
                                                                     $4,720,000
                                                                   =============

The following is a summary of the outstanding debt at March 31 related to the Aberdeen facility:

                                                         1999          1998
                                                    ----------------------------
South Dakota Governor's Office of Economic
  Development and the Aberdeen Development
  Corporation Bond, 5% to 6.75% due in various
  installments through 2016                           $1,840,000     $1,895,000
Low interest loans, 0% to 3% due in various
  installments through 2016                              586,107        601,573
Forgivable loans, 3% due in various installments
  through 2003                                           788,605        873,079
                                                    ----------------------------
                                                      $3,214,712     $3,369,652
                                                    ============================

                                APA Optics, Inc.

5. LONG-TERM DEBT (CONTINUED)

The forgivable loans are contingent upon employment levels at the facility meeting preset criteria. In exchange for any loans forgiven, the Company will grant warrants to purchase common stock of the Company based on the number of job credits earned by the Company in the preceding 12 months divided by the exercise price. As of March 31, 1999, 23,864 warrants have been issued for loans forgiven totaling $104,103. The carrying value of the low interest loans and forgivable loans, based on similar instruments, approximates market at March 31, 1999 and 1998.

At March 31, 1999 and 1998, the Company had on deposit with trustees $593,100 and $573,708 in reserve funds for current bond maturities of which $60,000 and $55,000 are held in escrow. These funds are included in bond reserve funds in the accompanying balance sheets. The loan agreement requires the Company to maintain certain minimum levels of net worth and to maintain certain income to outstanding debt ratios. The Company was out of compliance with these covenants in fiscal 1999. Such noncompliance does not constitute an event of default, but triggers further covenants under the loan agreement with which the Company is in compliance at March 31, 1999. The carrying value of the bonds approximates market value at March 31, 1999 and 1998.

In addition, the Company has available $300,000 in promissory notes, available until July 1, 1999, to be used for the purchase of equipment in the new facility. There were no outstanding borrowings under this arrangement at March 31, 1999 and 1998.

As partial payment of expenses related to the Aberdeen financing, the Company issued warrants to purchase 31,875 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants expire in March 2002. The value assigned to the warrants of $31,875 has been capitalized as bond placement costs and is amortized over the life of the loan agreement.

As part of the Company's plan to construct this production facility, the city of Aberdeen, South Dakota gave the Company land with an approximate fair market value of $250,000. The gift was contingent upon the Company staying in the new building through June 23, 2002.

Interest paid during fiscal year 1999, 1998 and 1997 was $149,243, $181,066 and $156,231, respectively.

                                APA Optics, Inc.

5. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows (assuming no debt is forgiven): 2000
- $133,200; 2001 - $139,890; 2002 - $372,907; 2003 - $523,701; 2004 - $310,709;
thereafter - $1,734,305.

6. INCOME TAXES

As of March 31, 1999, the Company has net operating loss carryovers for federal income tax purposes of approximately $6,616,000 expiring in fiscal years 2001 to 2018 and $43,000 in research and development credits expiring in fiscal 2001which can be used to offset federal income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                             MARCH 31
                                                       1999             1998
                                                 -------------------------------

Net operating losses                               $ 2,113,000      $ 1,405,000
Depreciation                                             6,000           11,000
Research and development credits                        43,000           43,000
Other                                                   71,000           24,000
                                                 -------------------------------
Total deferred tax asset                             2,233,000        1,483,000
Less valuation allowance                            (2,233,000)      (1,483,000)
                                                 -------------------------------
Net deferred taxes                                 $        --      $        --
                                                 ===============================

Income tax expense consists of state taxes in 1999, 1998 and 1997.

7. SHAREHOLDERS' EQUITY

The Board of Directors may by resolution establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series.

                                APA Optics, Inc.

8. STOCK OPTIONS AND WARRANTS

In fiscal 1998 and 1997, certain shareholders tendered 2,500 and 2,000 shares, respectively, of common stock as substantial payment for 6,000 and 4,000 shares, respectively, purchased upon exercise of their stock options.

Option activity is summarized as follows:

                                                                     WEIGHTED
                                      SHARES                         AVERAGE
                                     AVAILABLE       OPTIONS      EXERCISE PRICE
                                     FOR GRANT     OUTSTANDING      PER SHARE
                                  ----------------------------------------------

Balance March 31, 1996                236,338        10,000           $ 3.94
  Additional shares reserved          500,000            --               --
  Granted                             (75,000)       75,000             5.19
  Exercised                                --        (4,000)            3.50
                                  ---------------------------
Balance March 31, 1997                661,338        81,000             5.20
  Additional shares reserved          500,000            --               --
  Granted                             (25,000)       25,000             6.19
  Exercised                                --        (6,000)            4.22
  Canceled                             70,000       (70,000)            5.19
                                  ---------------------------
Balance March 31, 1998              1,206,338        30,000             6.10
  Granted                            (252,500)      252,500             4.09
  Canceled                             20,000       (20,000)            6.24
                                  ---------------------------
Balance March 31, 1999                973,838       262,500           $ 4.18
                                  ===========================

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers and other employees, consultants and technical advisors. Options are granted at fair market values determined on the date of grant and vesting normally occurs over a four-year period.

The number of shares exercisable at March 31, 1999, 1998 and 1997 was 15,000, 5,000 and 6,000, respectively, at a weighted average exercise price of $5.70, $5.65 and $4.88 per share, respectively.

                                APA Optics, Inc.

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted average fair value of options granted in 1999, 1998 and 1997 was $2.05, $2.83 and $2.99 per share, respectively. The exercise price of options outstanding at March 31, 1999 ranged from $3.77 to $5.73 per share.

Pro forma information regarding net loss and net loss per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 4.55%, 5.61% and 6.54%, volatility factor of the expected market price of the Company's common stock of .48, .44 and .60 and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value statement, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                            1999           1998           1997
                                        ----------------------------------------

Pro forma net loss                      $(2,626,002)    $(991,568)     $(16,249)
Pro forma net loss per common share -
  basic and diluted                        $(.31)         $(.12)          $ --

These pro forma amounts may not be indicative of future years' amounts.

                                APA Optics, Inc.

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a table of the warrants to purchase shares of the Company's common stock:

                                   WARRANTS      EXERCISE PRICE     EXPIRATION
                                 OUTSTANDING       PER SHARE           DATE
                                -----------------------------------------------

Balance at March 31, 1996          415,000        $3.30 - $6.75     1996 - 2001
  Granted                           31,875            4.00              2000
  Exercised                        (24,625)           3.30              2001
  Expired                          (20,375)           3.30              1996
                                ------------
Balance at March 31, 1997          401,875         3.30 - 6.75      1997 - 2002
  Granted                           15,218            4.00              2003
  Exercised                       (202,150)        3.30 - 6.75      1997 - 1999
  Expired                         (103,250)           6.75              1997
                                ------------
Balance at March 31, 1998          111,693         3.30 - 4.00      1999 - 2003
  Granted                            8,646            5.00              2004
                                ------------
Balance at March 31, 1999          120,339        $3.30 - $5.00     1999 - 2004
                                ============

9. COMMITMENTS

The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders and officers of the Company. The lease agreement, classified as an operating lease, expires November 30, 1999 and provides for periodic increases of the rental rate based on increases in the consumer price index. Future minimum lease obligations under the lease as of March 31, 1999 are as follows:

Year ending March 31:
  2000                                                           $77,000
                                                              =============

Rental expense, all of which was paid to the partnership, was $116,000 in fiscal 1999, $118,000 in fiscal 1998 and $118,000 in fiscal 1997.

                                APA Optics, Inc.

10. MAJOR CUSTOMER

Several operating agencies of the U.S. Government account for more than 10% of the Company's net sales and contract fees. Total revenues from the agencies were $484,329 in 1999, $1,950,844 in 1998 and $2,581,005 in 1997 as follows:

                                             1999          1998         1997
                                           ----------------------------------

Air Force                                     23%           20%          42%
Army                                           -            25           22
Navy                                          18            38           36
ARPA                                          59            17            -
                                           ----------------------------------
Total                                        100%          100%         100%
                                           ==================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of APA Optics, Inc. executive officers, their ages, positions and offices as of March 31, 1999.

         NAME                    AGE       POSITION

         Dr. Anil K. Jain        53        Chief Executive Officer, President,
                                           Chief Financial Officer and Treasurer

         Kenneth A. Olsen        55        Vice President and Secretary

         Randal J. Becker        46        Principal Accounting Officer

         DR. ANIL K. JAIN has been a Director and Chief Executive Officer, President, Chief Financial Officer and Treasurer since March 1979. From 1973 until October 15, 1983, when Dr. Jain commenced full time employment with the Company, he was employed at the Systems and Research Center at Honeywell Inc. as a Senior Research Fellow, coordinating optics-related development.

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

ITEM 11.       EXECUTIVE COMPENSATION.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information requested by the above Items 11, 12, and 13 is included in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      (1)      The following financial statements are filed herewith
                           under Item 8.

                     (i)   Balance Sheets as of March 31, 1998 and 1999

                     (ii) Statements of Operations for the years ended March 31, 1999, 1998 and 1997

                     (iii) Statement of Shareholders' Equity for the years ended
                           March 31, 1999, 1998 and 1997

                     (iv) Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

                     (v)   Notes to Financial Statements at March 31, 1999

                  (2)      Financial Statement Schedules: None

         (b)      Reports filed on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1999.

         (c)      Exhibits

                  See Exhibit Index on page 28 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APA Optics, Inc.



Date: June 25, 1999                    By /s/ Anil K. Jain
                                          --------------------------------------
                                          Anil K. Jain
                                          PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                 DATE
---------                    -----                                 ----

/s/ Anil K. Jain             President, Chief Executive Officer,   June 25, 1999
------------------------     Treasurer, Chief Financial Officer,
Anil K. Jain                 and Director

/s/ Kenneth A. Olsen         Secretary, Vice President, and        June 25, 1999
------------------------     Director
Kenneth A. Olsen

/s/ Randal J. Becker         Principal Accounting Officer          June 25, 1999
------------------------
Randal J. Becker

/s/ Gregory Von Wald         Director                              June 25, 1999
------------------------
Gregory Von Wald

/s/ William R. Franta        Director                              June 25, 1999
------------------------
William R. Franta

/s/ Larry Pressler           Director                              June 25, 1999
------------------------
Larry Pressler

                                  EXHIBIT INDEX

------------------------------------------------------------------------------------------------
                                                            PAGE NUMBER OR INCORPORATED
NUMBER                DESCRIPTION                                 BY REFERENCE TO
------------------------------------------------------------------------------------------------
3.1      Restated Articles of Incorporation, as        Exhibit 3.1 to Registrant's Report on
         amended to date, and Statement regarding      Form 10-KSB for the fiscal year ended
         establishment of class of shares              March 31, 1995

3.2      Bylaws, as amended and restated to date

4.1(a)   State of South Dakota Board of Economic       Exhibit 4.1(a) to the Report on 10-QSB
         Development $300,000 Promissory Note,         for the quarter ended June 30, 1996 (the
         REDI Loan: 95-13-A                            "June 1996 10-QSB")

4.1(b)   State of South Dakota Board of Economic       Exhibit 4.1(b) to the June 1996 10-QSB
         Development Security Agreement REDI Loan
         No: 95-13-A dated May 28, 1996

4.2(a)   $700,000 Loan Agreement dated June 24,        Exhibit 4.2(a) to the June 1996 10-QSB
         1996 by and between Aberdeen Development
         Corporation and APA Optics, Inc.

4.2(b)   $300,000 Loan Agreement dated June 24,        Exhibit 4.2(b) to the June 1996 10-QSB
         1996 between Aberdeen Development
         Corporation and APA Optics, Inc.

4.2(c)   $250,000 Loan Agreement dated June 24,        Exhibit 4.2(c) to the June 1996 10-QSB
         1996 by and between Aberdeen Development
         Corporation and APA Optics, Inc.

4.2(d)   $300,000 Loan Agreement dated June 24,        Exhibit 4.2(d) to the June 1996 10-QSB
         1996 by and between Aberdeen Development
         Corporation and APA Optics, Inc.

4.3(a)   Loan Agreement between South Dakota           Exhibit 4.3(a) to the June 1996 10-QSB
         Economic Development Finance and APA
         Optics, Inc.

4.3(b)   Mortgage and Security Agreement - One         Exhibit 4.3(b) to the June 1996 10-QSB
         Hundred Day Redemption from APA Optics,
         Inc. to South Dakota Economic Development
         Finance Authority dated as of June 24,
         1996

4.4(a)   Subscription and Investment                   Exhibit 4.4(a) to the June 1996 10-QSB
         Representation Agreement of NE Venture,
         Inc.

4.4(b)   Form of Common Stock Purchase Warrant for     Exhibit 4.4(b) to the June 1996 10-QSB
         NE Venture, Inc.

10.1     Sublease Agreement between the Registrant     Exhibit 10.1 to the Registration
         and Jain-Olsen Properties and Sublease        Statement on Form S-18 filed with the
         Agreement and Option Agreement between        Chicago Regional Office of the
         the Registrant and Jain-Olsen Properties      Securities and Exchange Commission on
                                                       June 26, 1986

*10.2a   Stock Option Plan for Nonemployee             Exhibit 10.3a to Registrant's Report on
         Directors                                     Form 10-KSB for the fiscal year ended
                                                       March 31, 1994 (the "1994 10-KSB")

*10.2b   Form of option agreement issued under the     Exhibit 10.3b to 1994 10-KSB
         plan

*10.3    1997 Stock Compensation Plan                  Exhibit 10.3 Registrant's Report on Form
                                                       10-KSB for the fiscal year ended March
                                                       31, 1997

------------------------------------------------------------------------------------------------
                                                            PAGE NUMBER OR INCORPORATED
NUMBER                DESCRIPTION                                 BY REFERENCE TO
------------------------------------------------------------------------------------------------
*10.4    Insurance agreement by and between the        Exhibit 10.5 to Registrant's Report on
         Registrant and Anil K. Jain                   Form 10-K for the fiscal year ended
                                                       March 31, 1990

*10.5    Form of Agreement regarding Repurchase of     Exhibit 10.1 to Registrant's Report on
         Stock upon Change in Control Event with       Form 10-QSB for the quarter ended
         Anil K. Jain and Kenneth A. Olsen             September 30, 1997 ("September 1997
                                                       10-QSB")

*10.6    Form of Agreement regarding                   Exhibit 10.2 to the September 1997
         Employment/Compensation upon Change in        10-QSB
         Control with Messrs. Jain and Olsen

27       Financial data schedule


*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.