Form 10-Q
period 1999-06-30
APA OPTICS INC /MN/
filed 1999-08-13
CIK 796505

[TEXT]
             SECURITIES AND EXCHANGE COMMISSION

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

     For the quarterly period ended June 30, 1999 or

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

     Class:
Outstanding at June 30, 1999
Common stock, par value $.01
8,512,274

Page 2 of 8

                PART 1, FINANCIAL INFORMATION


ITEM 1, FINANCIAL STATEMENTS


                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                              June 30,            March
                                                    31,
                                     1999
                                                    1999
CURRENT ASSETS:                  (Unaudited)
                                                    (Audited)
                                                    *
Cash and short-term investments   $ 1,912,833
                                                    $2,812,84
                                                    9
Accounts receivable                      88,851
                                                    85,091
Inventories:
  Raw materials                          78,715
                                                    54,208
 Work-in-process & finished            175,258
goods                                               167,659
Prepaid expenses                         16,509
                                                    18,911
Bond reserve funds                       16,250
                                                    60,000
TOTAL CURRENT ASSETS                2,288,416
                                                    3,198,718

PROPERTY AND EQUIPMENT NET          2,553,994
                                                    2,592,503

OTHER ASSETS                           991,435
                                                    1,013,755
                                 $ 5,833,845         $
                                                    6,804,976


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term     $   133,200         $
debt                                                133,200
Accounts payable                        75,363
                                                    53,416
Accrued expenses                      158,688
                                                    147,553
TOTAL CURRENT LIABILITIES             367,251
                                                    334,169

LONG-TERM DEBT                     2,993,889
                                                    3,081,512

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,00
shares
 authorized; none issued                     ---
                                                    ---
Common stock, $.01 par value;
15,000,000
 shares authorized; 8,512,274 &
8,512,274
 issued                                  85,123
                                                    85,123
Paid-in capital                     9,700,258
                                                    9,700,258
Retained earnings (deficit)       (7,312,676)
                                                    (6,396,08
                                                    6)
                                    2,472,705
                                                    3,389,295
                                 $ 5,833,845         $
                                                    6,804,976

*Derived from audited financial statements

Page 3 of 8

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                      Three months ended
                                            June 30

                                        1999            1998
REVENUES                         $     66,597    $   248,557

COSTS AND EXPENSES:
 Cost of sales and
  services                            651,260        524,519

 Selling, general &
  administrative                      209,860        132,417
 Research & development               118,112          91,003
                                      979,232        747,939
Gain/loss from operations:           (912,635)      (499,382)

INTEREST INCOME & EXPENSE:
 Interest Income                        32,213         66,913
 Interest Expense                      (35,918)      (45,676)
                                                      21,237
                                 (3,705)

 Loss before income taxes            (916,340)     (478,145)
 Income taxes
                                 250             0


Net loss                         $  (916,590)    $ (478,145)

Net loss per share
  Basic and diluted              $               $
                                 (.11)           (.06)


Weighted average shares
outstanding
  Basic and diluted                8,512,274      8,512,274





Page 4 of 8
                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

Three Months Ended

June 30,


1999                    1998
OPERATING ACTIVITIES
Net income (loss)                       $          $
                                        (916,590)  (478,145)
Adjustments to reconcile net income to
net cash
 provided by operating activities:
  Depreciation and amortization
                                        109,545    109,251
  Changes in operating assets and
liabilities:
       Accounts receivable
                                        (3,760)    32,963
       Inventories and
         prepaid expenses
                                        14,046     442
       Accounts payable and accrued
         expenses
                                        33,082     13,759
      Other
                                        (2,375)    (8,341)
Net cash used in operating
      activities
                                        (766,052)  (330,071)

INVESTING ACTIVITIES
(Purchases) Sales of property and
equipment                               (47,036)   (46,122)
Net cash used in investing activities
                                        (47,036)   (46,122)

FINANCING ACTIVITIES


Repayment of Long Term Debt
                                        (87,623)   (77,061)

Bond reserve funds
                                        695        17,155

Net cash used in financing activities
                                        (86,928)   (59,906)

decrease in cash
                                        (900,016)  (436,099)

Cash at Beginning of Period
                                        2,812,849  5,184,215

Cash at End of Period                   $          $ 4,748,116
                                        1,912,833


           NOTE TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the information furnished reflects all adjustments which are necessary to a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. The results of any interim period are not necessarily indicative of results for the full year.

Page 5 of 8
               ITEM 2. MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

General

     The Company is engaged in the business of designing, manufacturing, and marketing optical components and various optoelectronic products. For the last several years the Company's goal has been to manufacture and market products/components based on its technology developments. The Company selected two product areas: dense wavelength division multiplexer (DWDM) components for fiber optic communications and gallium nitride-based ultraviolet (UV) detectors (both components and integrated detector/electronic/display packages.) These areas were selected due to significant potential markets and the Company's expertise and/or patent positions.

     In order to perform product development and production, the Company must devote its personnel and facilities to that effort. For several years, the Company received significant revenues from providing research and development services in connection with projects sponsored by various government agencies. In fiscal 1998, the Company determined to shift its emphasis from research and development to product development, realizing that this shift would significantly reduce revenues and increase losses until the Company realized revenues from its products. If the Company is successful in manufacturing and marketing these products, the Company expects to significantly increase its revenues and achieve profitability. Although the Company has purchased a significant amount of equipment in recent fiscal years, it will still need additional equipment as well as additional personnel to meet its objectives.

Results of Operations

     Operating revenues for the first quarter of fiscal year 2000, ended June 30, 1999, were $66,597, a decrease of 73% from operating revenues of $248,557 for the same period in the prior year. The decrease in revenues reflects the Company's decision to focus on product development rather than contract research and development. Sales of new products in fiscal 1999 were minimal; however, the Company believes it has made significant progress in developing its new products and the related manufacturing process and that revenues from sales of such products will increase in fiscal 2000.

     Cost of sales increased by approximately 24% to $651,260, in first quarter 2000 from $524,519 in first quarter 1999. Gross margin for sales was negative in both periods, reflecting continued personnel and product development costs. This deterioration is the result of decreased contract revenues. Research and development expenses increased by approximately 30% in first quarter 2000, to $118,112 from $91,003, and selling, general and administrative expenses increased by 58% to $209,860 compared to $132,417 in first quarter 1999. The increase in costs of sales, research and development and selling, general and administrative expenses reflects the Company's focus on product development, including the hiring of additional personnel for production, marketing, and sales.

     The Company reported a loss from operations for the first quarter of fiscal 2000 of $912,635, a substantial increase over the loss from operations of $499,362 in the first quarter of the prior year. This loss results from the combination of significantly decreased revenues without a corresponding decrease in costs and expenses.

     The Company realized $32,213 in interest income for the first quarter of fiscal 2000, down 52% from $66,913 in the prior period, reflecting lower average cash balances during the year. Interest expenses in first quarter 2000 totaled $35,918, down 21% from $45,676 in the prior period, reflecting reduced balances on outstanding obligations.

Liquidity and Capital Resources:

     The Company's cash and equivalents balance at June 30, 1999 is $1,912,833 as compared to $2, 812,849 at March 31,
1999. This reduction primarily results from the use of $766,052 net cash in operating activities, of which the most significant cause was the Company's net loss of $916,590. The Company used $47,036 net cash in investing activities during the first quarter, all for purchase of property and equipment. This compares to use of net cash of $46,122 in first quarter 1999. In both periods, such property and equipment was purchased primarily for the Aberdeen facility. During the first quarter of fiscal 2000, the Company used $86,625 net cash in financing activities, primarily for repayment of debt associated with the Aberdeen facility.

     In connection with the construction of the manufacturing facility in Aberdeen, the Company took advantage of certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At June 30, 1999, the total principal outstanding on the several loans obtained in connection with these financing packages was $3,127,089. Interest on the loans ranges from 0% to 6.75%, and the loans are due between 2003 and 2016. These loans require that the Company maintain certain minimum levels of net worth and income to outstanding debt ratios. The Company was out of compliance with these covenants in fiscal 1999. Such noncompliance does not constitute an event of default but triggers further covenants under the loan agreement, with which the Company was in compliance at June 30, 1999.

     The Company anticipates approximately $250,000 in capital in fiscal 2000, primarily for equipment. The funds for these purchases will come from funds available under the financing packages with the State of South Dakota and the City of Aberdeen. The Company also expects to receive reimbursement from certain bond funds for purchases of equipment made in fiscal 1999.

The Company's use of net cash in operating activities during fiscal 1999 and the first quarter of fiscal 2000 and the related decrease in its cash balance emphasizes the Company's need to increase sales in order to maintain its operations. The auditor's report on the fiscal 1999 financial statements contained a qualification as to the Company's ability to continue as a going concern in light of its low sales and high costs. For the past several years, the Company has been working on the design and development of new optoelectronic products, in particular a dense wavelength division multiplexer and products based on Gallium Nitride technology. In order to focus on these efforts, beginning in fiscal 1998 the Company reduced its emphasis on contract research and development, resulting in significantly reduced revenues. This shift in emphasis was necessary to utilize the Company's personnel and facilities in the product development effort. The Company believes that design of the new products and the manufacturing process is now essentially complete, and it has stepped up its efforts to market these products. A marketing team hired during fiscal 1999 has identified several potential markets and customers. The Company believes that it can generate sufficient revenues from sales of these products to sustain its operations through the rest of the fiscal year. If the Company does not adequately increase revenues, it plans to decrease expenses by reducing inventory and personnel and to discontinue one or more products. In addition, the Company will investigate sources of additional capital. There can be no assurance, however, that the Company will be successful in achieving its plans or obtaining additional financing, if needed.

Year 2000 Readiness

     The Company's year 2000 plan has been primarily directed toward ensuring that the Company will be able to perform critical functions, such as manufacturing, handling of all financial transactions, and maintaining integrity of other business operations, controls, financial reporting, security and other matters. The Company has engaged in an assessment of year 2000 readiness both internally and with its various business partners, including vendors and service providers. The Company has determined that substantially all software, operating systems, and accounting systems have been corrected or are year 2000 ready. Its security system and telephone systems are year 2000 compliant. The Company has contacted its various business partners to receive assurances that such entities are year 2000 ready. The Company intends to develop a contingency plan prior to the end of 1999. The cost associated with the Company's year 2000 readiness program has not been material to date and the Company expects that any future costs will also not be material and will have no adverse effect on the Company's earnings or financial position.

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

ITEM 3.  Quantitative and Qualitative Disclosures about
Market Risk.

     The Company's operations are not currently subject to market risks for interest rates, foreign rates, commodity prices or other market price risks of a material nature.

                           Part II

ITEM 1-5.  Not Applicable

ITEM  6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27: Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA OPTICS, INC.
              8/13/99
/s/ Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


              8/13/99
/s/ Randal J. Becker

                Date
Randal J. Becker

Principal  Accounting Officer