Form 10-Q
period 1999-12-31
APA OPTICS INC /MN/
filed 2000-02-14
CIK 796505

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

     For the quarterly period ended December 31, 1999 or

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

     Class:
Outstanding at December 31, 1999
Common stock, par value $.01
8,978,774







<PAGE.
Page 2 of 9

                PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                             December 31     March 31
                                       1999          1999
CURRENT ASSETS:                    (Unaudited)     (Audited)
                                                      *

Cash and short-term investments
                                  $1,694,314     $2,812,849
Accounts receivable
                                  180,791        85,091
Inventories:
  Raw materials
                                  132,833        54,208
  Work-in-process & finished
goods                             154,767        167,659
Prepaid expenses
                                  25,500         18,911
Bond reserve funds
                                  48,750         60,000
TOTAL CURRENT ASSETS
                                  2,236,955      3,198,718

PROPERTY AND EQUIPMENT, NET
                                  2,529,422      2,592,503

OTHER ASSETS
                                  975,044        1,013,755

                                          $            $
                                  5,741,421      6,804,976


LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILTIES:
Current portion of long-term debt          $            $
                                  139,462        133,200
Accounts payable
                                  75,192         53,416
Accrued expenses
                                  162,143        147,553
TOTAL CURRENT LIABILITIES
                                  376,797        334,169

LONG-TERM DEBT
                                  2,956,097      3,081,512

SHAREHOLDERS' EQUITY
Undesignated shares; 5,000,000
shares
 Authorized; none issued
                                  ---            ---
Common stock, $.01 par value;
15,000,000
 shares authorized; 8,978,774 &
8,512,274
 issued
                                  89,788         85,123
Paid-in-Capital
                                  11,575,668     9,700,258
Retained earnings (deficit)
                                  (9,256,929)    (6,396,086)

                                  2,408,527      3,389,295
                                           $          $
                                  5,741,421      6,804,976

* Derived from audited financial statements

Page 3 of 9

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



Three months ended                Nine months ended

December 31                         December 31


1999                1998                1999
1998
REVENUES                 $         $       $        $
                         136,516   134,12  239,142  629,122
                                   8

COSTS  AND EXPENSES:


Cost of sales and
services                 908,359   536,70  2,221,4  1,610,5
                                   9       54       20


Selling, general &
administrative           166,192   143,71  590,556  527,752
                                   0
Research & development
                         40,409    84,119  253,543  304,751

                         1,114,9   764,53  3,065,5  2,443,0
                         60        8       53       23
Gain/loss from                                      (1,813,
operations:              (978,44   (630,4  (2,826,  901)
                         4)        10)     411)

INTEREST INCOME &
EXPENSE:
 Interest income
                         25,665    51,578  73,622   178,017
 Interest expense
                         (35,711   (37,89  (107,30  (118,71
                         )         8)      3)       9)

                         (10,046   13,680  (33,681  59,298
                         )                 )

Loss before income taxes                            (1,754,
                         (988,49   (616,7  (2,860,  603)
                         0)        30)     092)
Income taxes
                         250       250     750      750

Net loss                 $         $                $(1,755
                         (988,74   (616,9  $(2,860  ,353)
                         0)        80)     ,842)



Net loss per share-basic $         $       $        $
and diluted              (.11)     (.07)   (.33)    (.21)

Weighted average shares
outstanding-
Basic and diluted                  8,512,
                         8,955,1   274     8,663,9  8,512,2
                         87                12       74














                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Nine Months Ended

December 31

1999              1998


OPERATING ACTIVITIES
Net income (loss)                         $(2,860,  $(1,755,3
                                          842)      53)
Adjustments to reconcile net income to
net cash
 provided by operating activities:
(loss)
 Depreciation and amortization
                                          312,703   331,304
 Changes in operating assets and
liabilities:
     Accounts receivable
                                          (95,700)  137,975
     Inventories and prepaid expenses
                                          (61,072)  38,560
     Accounts payable and accrued
expenses                                  36,366    (4,080)
      Other
                                          (24,271)  (25,142)

Net cash used in operating activities     (2,692,8
                                          16)       (1,276,73
                                                    6)

INVESTING ACTIVITIES
(Purchases) sales of property and
equipment                                 (177,622  (123,055)
                                          )

Net cash used in investing activities
                                          (177,622  (123,055)
                                          )

FINANCING ACTIVITIES
Proceeds from the sale of common stock
                                          1,880,07  ---
                                          5
Repayment of long term debt
                                          (119,153  (380,022)
                                          )
Bond reserve funds
                                          (9,019)   127,673

Net cash (used in) provided by financing
activities                                1,751,90  (252,349)
                                          3

Decrease in cash                          (1,118,5
                                          35)       (1,652,14
                                                    0)

Cash at beginning of period
                                          2,812,84  5,184,215
                                          9

Cash at end of period                     $1,694,3
                                          14        $3,532,07
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

Results of Operations:

     Revenues for the third quarter and the first nine months of fiscal year 2000, ended December 31, 1999, were $136,516 and $239,142, respectively, as compared to revenues of $134,128 and $629,122 for the same periods in the prior year. Although sales of new products have been minimal, the Company believes it has made significant progress in developing its new products and the related manufacturing process.

     Cost of sales increased by approximately 69% and 38% to $908,359 and $2,221,454, respectively, in the third quarter and first nine months of fiscal 2000 from $536,709 and $1,610,520 in the same periods of fiscal 1999. Research and development expenses decreased by 52% and 17% to $40,409 and $253,543, respectively, for the third quarter and the first nine months of fiscal 2000 as compared to $84,119 and $304,751 in the same periods of the prior year.

     The Company reported a loss from operations for the third quarter and first nine months of fiscal 2000 of $978,444 and $2,826,411, respectively, substantially increased over the loss from operations of $630,410 and $1,813,901 in the comparable periods of the prior year. This loss resulted mainly from increased production costs.

     The Company realized interest income of $25,665 and $73,622, respectively, during the third quarter and the first nine months of fiscal 2000, down 50% and 59%, respectively, from $51,578 and $178,017 in the same periods of the prior year, reflecting lower average cash balances during fiscal
2000. Interest expense in the third quarter and the first nine months of fiscal 2000 totaled $35,711 and $107,303, respectively, decreases of 6% and 10%, respectively, from $37,898 and $118,719 in the comparable prior periods, primarily as a result of lower average borrowing in fiscal 2000.


Liquidity and Capital Resources:

     The Company's cash and equivalents at December 31, 1999 is $1,694,314 as compared to $2,812,849 at March 31, 1999.
This reduction primarily results from the use of $2,692,816 net cash in operating activities, of which the most significant cause was the Company's net loss of $2,860,842.

     The Company used $177,622 net cash in investing activities during the first nine months, all for purchases of property and equipment. This compares to use of net cash of $123,055 in the first nine months of fiscal 1999. In both periods, the property and equipment was purchased primarily for the Aberdeen facility.

     During the first nine months of fiscal 2000, the Company received $1,751,903 from financing activities, the principal portion of which was $1,880,075 from a private placement of the Company's Common Stock, offset by debt repayment of $119,153.

     In connection with the construction of the manufacturing facility in Aberdeen, the Company took advantage of certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At December 31, 1999, the total principal outstanding on the several loans obtained in connection with these financing packages was $3,095,559. Interest on the loans ranges from 0% to 6.75%, and the loans are due between 2003 and 2016. These loans require that the Company maintain certain levels of net worth and income to outstanding debt ratios. The Company was out of compliance with these covenants in fiscal 1999. Such noncompliance does not constitute an event of default but triggers further covenants under the loan agreement, with which the Company was in compliance at December 31, 1999.

     The Company anticipates approximately $250,000 in capital expenditures in fiscal 2000, primarily for equipment. The funds for these purchases will come from funds available under the financing packages with the State of South Dakota and the City of Aberdeen. The Company also expects to receive reimbursement from certain bond funds for purchases of equipment made in fiscal 1999.

     The Company's use of net cash in operating activities during fiscal 1999 and the first three quarters of fiscal 2000 and the related decrease in its cash balance emphasize the Company's need to increase sales in order to maintain operations. The auditor's report on the fiscal 1999 financial statements contained a qualification as to the Company's ability to continue as a going concern in light of its low sales and high costs. For the past several years, the Company has been working on the design and development of new optoelectronic products, in particular a dense wavelength division multiplexer and products based on Gallium Nitride technology. In order to focus on these efforts, beginning in fiscal 1998 the Company reduced its emphasis on contract research and development, resulting in significantly reduced revenues. This shift in emphasis was necessary to utilize the Company's personnel and facilities in the product development effort. The Company believes that design of the new products and the manufacturing process is now essentially complete, and it has stepped up its efforts to market these products. During September and October 1999, the Company raised approximately $1,800,000 in a private placement of its common stock. These funds should enable the Company to keep operating through fiscal year 2000. There can be no assurance, however, that the Company will be successful in increasing sales of its new products, or obtaining additional financing, if needed.

Year 2000 Readiness

     The Company's year 2000 plan was primarily directed toward ensuring that the Company be able to perform critical functions, such as manufacturing, handling of all financial transactions, and maintaining integrity of other business operations, controls, financial reporting, security and other matters. The Company engaged in an assessment of year 2000 readiness both internally and with its various business partners, including vendors and service providers. The Company determined that substantially all software, operating systems, and accounting systems were corrected or year 2000 ready. Its security system and telephone systems were year 2000 compliant. The Company contacted its various business partners to receive assurances that such entities are year 2000 ready. The cost associated with the Company's year 2000 readiness program was not material and had no adverse effect on the Company's earnings or financial position.

     To date, the Company has not experienced any problems related to year 2000 issues. There can be no assurance, however, that the Company will not encounter problems as yet undetected.

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


ITEMS 1, 3 4 and 5.  Not Applicable

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

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit 27: Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended December 31,
        1999.

                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APA OPTICS, INC.

  February 14, 2000
/s/ Anil K. Jain

          Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


 February 14, 2000
/s/ Randal J. Becker

          Date
Randal J. Becker

Principal  Accounting Officer