Form 10-K405
period 2000-03-31
APA OPTICS INC /MN/
filed 2000-06-29
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to _______________________.

                         COMMISSION FILE NUMBER 0-16106

                                APA OPTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MINNESOTA                                  41-1347235
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                               2950 N.E. 84TH LANE
                             BLAINE, MINNESOTA 55449
                                 (763) 784-4995
                        (ADDRESS, INCLUDING ZIP CODE AND
                           TELEPHONE NUMBER, INCLUDING
                           AREA CODE, OF REGISTRANT'S
                           PRINCIPAL EXECUTIVE OFFICE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 24, 2000, was approximately $80,938,852.

         The number of shares of common stock outstanding as of May 24, 2000 was 9,166,948.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of our proxy statement for the annual shareholders meeting to be held in August 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

         Since the founding of APA Optics, Inc. in 1979, we have focused on leading edge research in sophisticated optoelectronics and optical systems, with the primary goal of developing advanced products for subsequent marketing and fabrication. We currently manufacture dense wavelength division multiplexer
(DWDM) optical components, offer a range of gallium nitride-based devices and services, and market custom optics products.

         For the last several years our goal has been to manufacture and market products and components based on our technology developments. We have focused our efforts on DWDM components for fiber optic communications and gallium nitride-based ultraviolet (UV) detectors (both components and integrated detector/electronic/display packages) because we believe that these two product areas have significant potential markets and because we have expertise and/or patent positions relevant to them. If we are successful in manufacturing and marketing these products, we expect to significantly increase our revenues and achieve profitability.

         In fiscal 1999 we significantly reduced our R&D contracts (historically a significant source of revenue for us) to concentrate on development and production of our own proprietary products. This shift has significantly reduced our revenues and increased our losses, which will continue until we realize significant revenues from these products. Until such time, we will need additional funding to sustain our operations and to acquire additional equipment and additional personnel to meet our objectives.

(b) DESCRIPTION OF BUSINESS.

PRODUCTS

         We currently offer the products described below.

         o Optical Lens Systems. We design and build multi-element lens systems and components, including mounting structures, for precision quality optical needs in many applications, including laser-based systems, imaging systems, inspection systems, display systems, display optics, focusing optics for ultraviolet fire alarms, collimation and focusing optics for fiber optics systems.

         o Optical Thin Film Coatings. We custom design, develop, and fabricate optical thin film coatings for optical components of lasers, laser systems, optical instruments, and optical devices. Our antireflective coatings are deposited onto Company-fabricated lens components. We also use our thin film coating facility to design, develop and fabricate coating for lens components supplied by customers.

         Our research and development efforts are currently focused on the optoelectronic products described below. Optoelectronic devices are vital components of communication systems and optical instruments.

         o Dense Wavelength Division Multiplexer (DWDM). We recently demonstrated the feasibility of a DWDM capable of transmitting several channels through a single optical fiber for communication applications. We developed the DWDM based on our development of optical modulator (single channel) technology during the early 1990s for fiber optic communication. These modulators have the capability of direct high speed (several billion bits per second) data loading and unloading on laser beams going through optical fibers, either for short distance or long distance. The DWDM, a small part of the modulator, utilizes high frequency holographic gratings. Our DWDM enables transmission of data on several different channels within a single fiber (a simple analogy is the expansion of a single lane highway to a multi-lane throughway) and, as a result, provides higher speed, increased and regulated data handling capabilities as compared to a single channel modulator. We are currently performing environmental packaging of the DWDM. We filed the first patent related to the DWDM Optical Modulator in June 1994, which was awarded on September 12, 1995. Since then, we have filed for six additional patents related to DWD Multiplexer/Demultiplexer devices. We were awarded two of these patents in March 1997 and February 1998. The other four applications are still pending.

         o UV Detector. The UV Detector is a high response solid state detector based on single-crystal gallium nitride (GaN). The GaN detector is expected to have applications in spectrometry, solar radiation measurement, excimer-laser measurement and calibration, biomedical instrumentation, and flame detection and monitoring. The detector is visible blind, which allows detection of UV radiation in the presence of room lights without a filter. We believe the GaN detector has advantages over photomultiplier tubes because of its ruggedness and chemical inertness, which suit it for application in high-vibration and harsh environments as well as high-temperature operation. We have been awarded several patents in GaN related technologies.

OTHER PRODUCTS

         We are in the process of introducing several other products by packaging our UV detectors with electronics and displays for many applications. Among these are a solar sensing watch to detect potential cancer causing UV radiation for consumer applications, UV radiation based flame sensors for industrial applications, and UV radiation meters for laboratory and industrial applications. All of these products have significant similarities and, therefore, do not require significant financial resources for development.

MARKETING AND DISTRIBUTION

         We have delivered a limited number of alpha units of the DWDM to customers during fiscal 1999 and 2000. We have sold several UV detectors to more than 30 customers as well as a few detector/electronics packages. During this time, we have been aggressively marketing both products by advertising in relevant professional magazines, showcasing them in trade shows, direct mailing, personal visits, by use of distributors in various countries (including Japan, Germany, Italy and France). We also maintain product information on our Web page. We have a business manager who focuses on sales of DWDM, along with two applications engineers, and two persons who work on marketing and sales of GaN-based products.

SOURCES OF RAW MATERIALS

         Optical glass and optical chips are two principal materials used in our operations. Optical glass is commercially available through several distributors. We currently use at least two vendors for optical chips and continuously look for additional vendors for these parts. Certain chemicals and other materials used by us are routinely available from several sources.

ENVIRONMENTAL COMPLIANCE

         Because we handle a number of chemicals in our operations, we must comply with federal, state and local laws and regulations regarding the handling and disposal of such chemicals. The cost of such compliance is not material.

MAJOR CUSTOMERS

         In prior years, we provided research and development services under contracts with various governmental agencies. Currently, we have no material contracts with any such agencies.

         In our efforts to promote sales of new products, we have developed relationships with several potential new customers.

         Revenues from the following unrelated customers constituted more than ten percent of our total operating revenues in fiscal years 2000, 1999 and 1998:

                                                     Year Ended March 31
                                                     -------------------

              Name                          2000                1999                1998
              ----                          ----                ----                ----
              Government Agencies*          38%                  67%                89%


              *REPRESENTS SERVICES TO SEVERAL OPERATING AGENCIES OF THE U.S. GOVERNMENT, AS FOLLOWS:

                                            2000                1999                1998
                                            ----                ----                ----
              Air Force                     --                   15%                 18%
              Army                          35%                  --                  22
              Navy                           3                   12                  34
              ARPA                          --                   40                  15
                                           ---                  ---                 ---
              Total                         38%                  67%                 89%
                                           ===                  ===                 ===

BACKLOG

         Our backlog of uncompleted contracts at March 31, 2000, was approximately $28,400, as compared to $189,000 at March 31, 1999, and $1,300,000 at March 31, 1998. Of the current year's backlog, all contracts will be completed within the next year. The reduced backlog is a direct result of our shift from contract R&D to product development and production.

COMPETITION

         Competition in the optoelectronics and optics fabrication businesses is significant. Many of the companies engaged in these businesses are well-financed and have significantly greater research, development, production, and marketing resources than we do. However, we believe that we have a competitive advantage due to our patents and the uniqueness of our devices. In particular, we believe our DWDM is the most efficient (lowest insertion loss) and compact device currently available.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended March 31, 2000, 1999, and 1998, we spent approximately $327,000, $382,000, and $339,000, respectively, on research and development, all of which was related to the DWDM, UV detector and related products. In addition, in each of those years, we spent approximately $978,000, $837,000, and $1,431,000, respectively, on research activities sponsored by customers. As we shift our focus to development of our proprietary products, we expect that customer-sponsored R&D will continue to decline.

EMPLOYEES

         As of March 31, 2000, we had 43 full-time employees (including executive officers).

ITEM 2.  PROPERTIES.

         We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note 8 of Notes to Financial Statements included herein. We own land directly west of the Blaine facility that may be used for future expansion.

         We also have a 24,000 square foot production facility in Aberdeen, South Dakota, which is used for manufacturing our DWDM components and UV detectors. The land upon which this facility is located was granted to us as part of a financing package from the city of Aberdeen. See Note 4 of Notes to Financial Statements included herein for further information regarding the financing of this facility.

         We believe that these two facilities will be adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on The Nasdaq SmallCap Market under the symbol "APAT." The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by Nasdaq.


FISCAL 2000                                                                       HIGH                   LOW
-----------                                                                       ----                   ---
   Quarter ended June 30, 1999.........................................           $8.50                  $5.25
   Quarter ended September 30, 1999....................................            7.93                   3.50
   Quarter ended December 31, 1999.....................................           19.50                   3.88
   Quarter ended March 31, 2000........................................           64.00                  11.31

FISCAL 1999                                                                       HIGH                    LOW
-----------                                                                       ----                    ---
   Quarter ended June 30, 1998.........................................           $6.75                  $5.62
   Quarter ended September 30, 1998....................................            6.00                   4.25
   Quarter ended December 31, 1998.....................................            5.00                   4.00
   Quarter ended March 31, 1999........................................           10.00                   4.75


         There were approximately 338 holders of record of our common stock as of May 24, 2000.

         We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts our ability to pay dividends.

         During fiscal 2000, the Company issued an aggregate of 20,718 shares to three investors upon the exercise of outstanding warrants. Two of these warrants, for 5,500 shares, had been issued to the placement agent as consideration for services in a private placement of the Company's securities and the third, for 15,218 shares, had been issued to NE Venture, Inc. as consideration for the partial forgiveness of a loan made to the Company as part of the financing of its Aberdeen facility. The Company received net proceeds of $80,822. No underwriter was involved in these sales. The Company relied upon the exemptions provided by Section 4(2) and 4(6) of the Securities Act of 1933 in connection with these sales.

         On March 15, 2000, we sold 500 shares of 2% Series A Convertible Preferred Stock (which is convertible to common stock) and related warrants for purchase of an aggregate of 50,000 shares of common stock to three institutional investors for aggregate gross proceeds of $5 million. The placement was made through an agent who received a cash commission of $275,000 and warrants for purchase of 7,500 shares of our common stock. The sale was not registered under the Securities Act of 1933 in reliance upon Sections 4(2) and 4(6) of that Act. Pursuant to our agreement with the investors, we have filed a registration statement on Form S-3 (Commission File No. 333-33968) registering for resale the common stock issuable upon exercise of the warrants and conversion of the preferred stock.

         The preferred stock carries a 2% cumulative dividend payable upon conversion in cash or common stock. The preferred stock (plus any unpaid accreted dividends) is convertible to common stock at the option of the holder and is automatically converted on March 15, 2003 or, if earlier, on the date that the common stock has sustained a market value of $50 per share for 20 consecutive trading days. The initial conversion price of $35 per share is subject to adjustment pursuant to the antidilution provisions of the Certificate of Designation of Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 2% Series A Convertible Preferred Stock (the "Certificate"). In addition, beginning September 14, 2000, and each monthly period thereafter while shares of the preferred stock are outstanding, the conversion price is reset in accordance with the formula set forth in the Certificate. As of June 23, 2000, the conversion price had been reset to $33.78 per share pursuant to the antidilution provisions. A holder of the preferred stock may not convert into shares of common stock if after the conversion the holder, together with its affiliates, would beneficially own over 9.999% of the outstanding shares of our common stock. This restriction may be waived by a holder on not less than 61 days' notice to us. In addition, as long as our common stock is listed for trading on Nasdaq, we may not issue common stock on conversion of the preferred stock in an amount which exceeds 19.999% of the outstanding common stock immediately prior to the sale of the preferred stock without obtaining prior shareholder approval. The preferred stock is non-voting (except in specified circumstances) and is subject to redemption at our option on 30 days' notice (subject to certain restrictions if the effective conversion price at the time of notice of redemption is $30 or more). We are required to redeem the preferred stock upon certain default events. The preferred stock is redeemable under certain circumstances as stated in the Certificate.

         The common stock warrants issued to the investors and to the placement agent are exercisable until March 15, 2005, at an initial exercise price of $35 per share with respect to the investors' warrants and at an initial exercise price of $49.47 per share with respect to the agent's warrants (in each case subject to anti-dilution adjustments).

         On June 21, 2000, we issued a three-year warrant to Ladenburg-Thalmann & Co., Inc. for the purchase of 84,083 shares of Common Stock at $17.8395 per share. This warrant was issued in consideration of Ladenburg's services as placement agent of our common stock in the $100 million public offering described in Item 7 below. This warrant was issued without registration under the Securities Act of 1933 in reliance on Section 4(2) and Section 4(6) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                            2000        1999        1998         1997         1996
                                                            ----        ----        ----         ----         ----
Statements of Operations Data
Revenues............................................    $   420,809  $   722,030  $2,190,637  $2,769,270    $2,485,833
Net loss............................................     (3,796,296)  (2,513,798)   (967,767)    (11,023)      (92,474)
Net loss per share, basic and diluted...............           (.43)        (.30)       (.12)      --             (.01)
Weighted average number of shares, basic and diluted      8,744,125    8,512,274   8,376,661   8,192,879     7,734,082

Balance Sheet Data
Total assets........................................     $9,610,391   $6,804,976  $9,629,912  $9,419,398    $4,756,349
Long-term obligations, including current portion....      3,049,258    3,214,712   3,609,652   3,829,004       445,000
Shareholders' equity................................      6,306,049    3,389,295   5,859,863   5,412,968     4,107,228


         The above selected financial data should be read in conjunction with the financial statements and related notes included in this Report beginning at page 15 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         We are engaged in designing, manufacturing, and marketing optical components and various optoelectronic products. For several years, we also received significant revenues from research and development services projects sponsored by various government agencies. In fiscal 1998, we shifted our emphasis from research and development to product development, with the intent to eventually manufacture and market our own proprietary products. Accordingly, revenues from research and development contracts have decreased significantly during the last three fiscal years.

         For the last several years our goal has been to manufacture and market products/components based on our technology developments. We have focused on dense wavelength division multiplexer (DWDM) components for fiber optic communications and gallium nitride-based ultraviolet (UV) detectors (both components and integrated detector/electronic/display packages) because we believe that these two product areas have significant potential markets and because we have expertise and/or patent positions related to them. If we are successful in manufacturing and marketing these products, we expect to significantly increase our revenues and achieve profitability.

         In fiscal 1999 we significantly reduced our R&D contracts (historically a significant source of revenue for us) to concentrate on development and production of our own proprietary products. This shift will significantly reduce our revenues and increase our losses until we realize revenues from our products. During this time, we will need additional funding to sustain our operations and additional equipment, as well as additional personnel to meet our objectives.

RESULTS OF OPERATIONS

         Fiscal 2000 Compared to Fiscal 1999. Operating revenues for fiscal 2000 were $420,809, a decrease of 42% from operating revenues of $722,030 in fiscal 1999. The decrease in revenues reflects our decision to focus on product development rather than contract research and development. Contract fees decreased from $484,329 in fiscal 1999 to $160,108 in fiscal 2000, and our backlog of uncompleted contracts at March 31, 2000 was $28,400 as compared to $189,000 at March 31, 1999. Revenues from sales of products increased by approximately 10% as compared to fiscal 1999. Sales of new products in fiscal 2000 were minimal; however, we believe we have made significant progress in developing our new products and the related manufacturing processes and that revenues from sales of such products will increase in fiscal 2001.

         Cost of sales increased by approximately 53%, to $2,086,527, in fiscal 2000 from $1,366,105 in fiscal 1999. Cost of contract fees increased by 17% in fiscal 2000. Gross margin for product sales was negative in both fiscal 2000 and fiscal 1999, reflecting continued personnel and product development costs. Gross margin for contract fees was negative in both fiscal 2000 and fiscal 1999. The continued deterioration in gross margin is the result of decreased contract revenues. Research and development expenses decreased by approximately 15% in fiscal 2000, to $326,988 from $382,445 in fiscal 1999, and selling, general and administrative expenses increased by 8% to $782,694 from $727,989 in fiscal 1999. The increase in costs of sales and selling, general and administrative expenses reflects our focus on product development, including the hiring of additional personnel for production, marketing, and sales.

         We reported a loss from operations in fiscal 2000 of $3,753,623, a substantial increase over the loss from operations of $2,591,750 in fiscal 1999. This loss results from the combination of significantly decreased revenues without a corresponding decrease in costs and expenses.

         We realized $100,989 in interest income in fiscal 2000, down 56% from $228,195 in fiscal 1999, reflecting lower average cash balances during the year. Interest expense in fiscal 2000 totaled $142,662, down 4% from $149,243 in fiscal 1999, reflecting reduced balances on outstanding obligations.

         Our net loss in fiscal 2000 was $3,796,296, compared to $2,513,798 in fiscal 1999. As noted above, this loss was primarily a result of significantly decreased revenues and significantly higher cost of sales and other operating expenses. Further losses can be expected until revenues from production increase, or operating costs decrease, sufficiently to produce positive cash flow.

         Fiscal 1999 Compared to Fiscal 1998. Operating revenues for fiscal 1999 were $722,030, a decrease of 67% from operating revenues of $2,190,637 in fiscal 1998. The decrease in revenues reflects our decision to focus on product development rather than contract research and development. Contract fees decreased from $1,950,844 in fiscal 1998 to $484,329 in fiscal 1999, and our backlog of uncompleted contracts at March 31, 1999 was $189,000 as compared to $1,200,000 at March 31, 1998. Revenues from sales of products decreased by approximately 1% as compared to fiscal 1998. Sales of new products in fiscal 1999 were minimal.

         Cost of sales increased by approximately 52%, to $1,366,105, in fiscal 1999 from $901,538 in fiscal 1998. Cost of contract fees decreased by 41% in fiscal 1999, reflecting the decreased revenues from contract research and development. Gross margin for product sales was negative in both fiscal 1999 and fiscal 1998, reflecting continued personnel and product development costs. Gross margin for contract fees was negative in fiscal 1999 and 27% in fiscal 1998. This deterioration is the result of decreased contract revenues. Research and development expenses increased by approximately 13% in fiscal 1999, to $382,445 from $338,615, and selling, general and administrative expenses increased by 18% to $727,988 in fiscal 1999 compared to $616,532 in fiscal 1998. The increase in costs of sales, research and development and selling, general and administrative expenses reflects our focus on product development, including the hiring of additional personnel for production, marketing, and sales.

         We reported a loss from operations in fiscal 1999 of $2,591,750, a substantial increase over the loss from operations of $1,096,626 in fiscal 1998. This loss results from the combination of significantly decreased revenues without a corresponding decrease in costs and expenses.

         We realized $228,195 in interest income in fiscal 1999, down 27% from $310,925 in fiscal 1998, reflecting lower average cash balances during the year. Interest expense in fiscal 1999 totaled $149,243, down 18% from $181,066 in fiscal 1998, reflecting reduced balances on outstanding obligations.

         Our net loss in fiscal 1999 was $2,513,798 compared to $967,767 in fiscal 1998. As noted above, this loss was primarily a result of significantly decreased revenues and significantly higher cost of sales and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents at March 31, 2000, totaled $5,941,906 as compared to $2,812,849 at March 31, 1999. We used $3,537,944 of net cash for operating activities, of which the most significant cause was our net loss of $3,796,296. We used $195,342 net cash in investing activities in fiscal 2000, all for the purchase of property and equipment. This compares to use of net cash of $236,891 in fiscal 1999 and $925,494 in fiscal 1998. In all three years, such property and equipment was purchased primarily for the Aberdeen facility. During fiscal 2000, we received $6,862,343 net cash from financing activities, primarily from sales of our common and preferred stock. In 1999, we used $159,685 net cash in financing activities, which included payment of a $240,000 balance on a loan from the Minnesota Agricultural and Economic Development Board.

         In connection with the construction of the manufacturing facility in Aberdeen, we took advantage of certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2000, the total principal outstanding on the several loans obtained in connection with these financing packages was $3,049,258. Interest on the loans ranges from 0% to 6.75%, and the loans are due between 2003 and 2016. For further information regarding these loans, see Note 4 of Notes to Financial Statements included in this Report. These loans require us to maintain certain minimum levels of net worth and income to outstanding debt ratios. We were out of compliance with these covenants in fiscal 2000. Such noncompliance does not constitute an event of default but triggers further covenants under the loan agreement, with which we were in compliance at March 31, 2000.

         We anticipate approximately $2 million in capital expenditures in fiscal 2001, primarily for equipment. The funds for these purchases will come primarily from proceeds from sales of our securities pursuant to a "shelf-registered" public offering, described below.

         Our use of net cash in operating activities during fiscal 2000 emphasizes our need to increase sales in order to maintain operations. For the past several years, we have been working on the design and development of new optoelectronic products, in particular a dense wavelength division multiplexer and products based on Gallium Nitride technology. In order to focus on these efforts, beginning in fiscal 1998 we reduced our emphasis on contract research and development, resulting in significantly reduced revenues. This shift in emphasis was necessary to utilize our personnel and facilities in the product development effort. We believe that design of the new products and the manufacturing process is now essentially complete, and we have stepped up efforts to market these products. However, we cannot guarantee that we will succeed in increasing revenues. If we do not adequately increase revenues, we plan to decrease expenses by reducing inventory and personnel and discontinuing one or more products. In addition, we have investigated and will continue to investigate sources of additional capital. In March 2000, we sold 500 shares of 2% Series A Convertible Stock in a private transaction for gross proceeds of $5 million. In April 2000, we filed a "shelf registration statement" for sale of up to $100 million of common stock to institutional investors at market based prices from time to time through a placement agent, Ladenburg Thalmann & Co. Through June 23, 2000, we sold 574,036 shares of common stock in this offering for gross proceeds of $8,450,941. However, we cannot guarantee that we will be able to obtain additional financing through this offering or otherwise, if needed.

YEAR 2000 READINESS

         The cost associated with our year 2000 readiness program was not material. Since January 1, 2000, we have not experienced any significant year 2000-related problems and we do not expect any to occur. Thus, we expect that any future costs will not be material and will have no adverse effect on our earnings or financial position.

FORWARD LOOKING STATEMENTS

         Statements in this Report about future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties due to many factors, many of which are beyond our control. These factors include, but are not limited to, the continued development of our products, acceptance of those products by potential customers, our ability to sell such products at a profitable price, and our ability to fund our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1) for financial statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2000.

         NAME                   AGE      POSITION
         Dr. Anil K. Jain       54       Chief Executive Officer,  President,
                                         Chief Financial Officer and Treasurer

         Kenneth A. Olsen       56       Vice President and Secretary

         Randal J. Becker       47       Principal Accounting Officer

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

         Information regarding directors and the information required by Items 11, 12, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders (anticipated to be held in August 2000).

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(1)      The following financial statements are filed herewith:

                                                                                                                        Page
                      Report of Independent Auditors..........................................................           15
                      Balance Sheets as of March 31, 1999 and 2000............................................          16-17
                      Statements of Operations for the years ended March 31, 2000, 1999 and 1998..............           18
                      Statement of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998.....           19
                      Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998..............           20
                      Notes to Financial Statements at March 31, 2000.........................................          21-27

             (2)      Financial Statement Schedules:  None

         (b) Reports filed on Form 8-K:

             No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2000.

         (c) Exhibits

             See Exhibit Index on page 28.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     APA Optics, Inc.



Date:  June 29, 2000                                 By   /s/ Anil K. Jain
                                                         -----------------
                                                         Anil K. Jain
                                                         PRESIDENT

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


SIGNATURE                                TITLE                                                      DATE
---------                                -----                                                      ----
/s/ Anil K. Jain                         President,  Chief Executive Officer,  Treasurer,           June 29, 2000
---------------------------------        Chief Financial Officer, and Director
Anil K. Jain

/s/ Kenneth A. Olsen                     Secretary, Vice President, and Director                    June 29, 2000
---------------------------------
Kenneth A. Olsen

/s/ Randal J. Becker                     Principal Accounting Officer                               June 29, 2000
---------------------------------
Randal J. Becker

/s/ Gregory Von Wald                     Director                                                   June 29, 2000
---------------------------------
Gregory Von Wald

/s/ William R. Franta                    Director                                                   June 29, 2000
---------------------------------
William R. Franta

/s/ Michael A. Gort                      Director                                                   June 29, 2000
---------------------------------
Michael A. Gort


                         Report of Independent Auditors


The Board of Directors and Shareholders
APA Optics, Inc.

We have audited the accompanying balance sheets of APA Optics, Inc. as of March 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APA Optics, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                       Ernst & Young LLP

Minneapolis, MN
May 5, 2000

                                APA Optics, Inc.

                                 Balance Sheets


                                                    MARCH 31
                                                    --------
                                             2000              1999
                                          ----------        ----------
ASSETS
Current assets:
   Cash and cash equivalents .....        $5,941,906        $2,812,849
   Accounts receivable, net of $0
    allowance for doubtful accounts          209,337            85,091
   Inventories:
     Raw materials ...............           146,841            54,208
     Work-in-process .............           129,684           167,659
   Prepaid expenses ..............            19,803            18,911
   Bond reserve funds ............            65,000            60,000
                                          ----------        ----------
Total current assets .............         6,512,571         3,198,718

Property, plant and equipment, net         2,459,760         2,592,503

Other assets:
   Bond reserve funds ............           213,353           533,100
   Bond placement costs ..........           164,012           212,012
   Other .........................           260,695           268,643
                                          ----------        ----------
                                             638,060         1,013,755
                                          ----------        ----------

Total assets .....................        $9,610,391        $6,804,976
                                          ==========        ==========

                                                                                       MARCH 31
                                                                                2000                 1999
                                                                            ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................        $     82,412         $     53,416
   Accrued expenses ................................................             172,672              147,553
   Current maturities of long-term debt ............................             140,871              133,200
                                                                            ------------         ------------
Total current liabilities ..........................................             395,955              334,169

Long-term debt .....................................................           2,908,387            3,081,512

Shareholders' equity
   Undesignated shares; 4,999,500 shares authorized, none issued
   Convertible preferred stock, $.01 par value
     Authorized shares - 500
     Issued and outstanding shares - 500 ...........................                   5                   --
   Common stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 8,997,992 in 2000,
       8,512,274 in 1999 ...........................................              89,980               85,123
   Additional paid-in capital ......................................          16,408,446            9,700,258
   Accumulated deficit .............................................         (10,192,382)          (6,396,086)
                                                                            ------------         ------------
Total shareholders' equity .........................................           6,306,049            3,389,295
                                                                            ------------         ------------

Total liabilities and shareholders' equity .........................        $  9,610,391         $  6,804,976
                                                                            ============         ============


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                            Statements of Operations


                                                             YEAR ENDED MARCH 31
                                                 2000                1999                1998
                                              -----------         -----------         -----------
Revenues:
   Net sales .........................        $   260,701         $   237,701         $   239,793
   Contract fees .....................            160,108             484,329           1,950,844
                                              -----------         -----------         -----------
                                                  420,809             722,030           2,190,637

Costs and expenses:
   Cost of sales .....................          2,086,527           1,366,105             901,538
   Cost of contract fees .............            978,222             837,242           1,430,578
   Research and development ..........            326,989             382,445             338,615
   Selling, general and administrative            782,694             727,988             616,532
                                              -----------         -----------         -----------
                                                4,174,432           3,313,780           3,287,263
                                              -----------         -----------         -----------
Loss from operations .................         (3,753,623)         (2,591,750)         (1,096,626)

Interest income ......................            100,989             228,195             310,925
Interest expense .....................           (142,662)           (149,243)           (181,066)
                                              -----------         -----------         -----------
Loss before income taxes .............         (3,795,296)         (2,512,798)           (966,767)

Income tax expense ...................              1,000               1,000               1,000
                                              -----------         -----------         -----------
Net loss .............................        $(3,796,296)        $(2,513,798)        $  (967,767)
                                              ===========         ===========         ===========

Net loss per common share:
   Basic and diluted .................        $      (.43)        $      (.30)        $      (.12)
                                              ===========         ===========         ===========

Weighted average shares outstanding:
   Basic and diluted .................          8,744,125           8,512,274           8,376,661
                                              ===========         ===========         ===========


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                        Statement of Shareholders' Equity


                                                                          COMMON STOCK
                                            PREFERRED STOCK
                                        SHARES         AMOUNT         SHARES          AMOUNT
                                     ------------   ------------   ------------   ------------
Balance March 31, 1997 ...........              -   $          -      8,306,624   $     83,066
   Stock options exercised, net...              -              -          3,500             35
   Warrants exercised ............              -              -        202,150          2,022
   Warrants issued in lieu of debt
    service payments .............              -              -              -              -
   Net loss ......................              -              -              -              -
                                     ------------   ------------   ------------   ------------
Balance March 31, 1998 ...........              -              -      8,512,274         85,123
   Warrants issued in lieu of debt
     service payments ............              -              -              -              -
   Net loss ......................              -              -              -              -
                                     ------------   ------------   ------------   ------------
Balance March 31, 1999 ...........              -              -      8,512,274         85,123
   Issuance of common stock ......              -              -        465,000          4,650
   Warrants exercised ............              -              -         20,718            207
   Issuance of preferred stock ...            500              5              -              -
   Warrants issued in lieu of debt
     service payments ............              -              -              -              -
   Net loss ......................              -              -              -              -
                                     ------------   ------------   ------------   ------------
Balance March 31, 2000 ...........            500   $          5      8,997,992   $     89,980
                                     ============   ============   ============   ============



[WIDE TABLE CONTINUED FROM ABOVE]


                                      ADDITIONAL                        TOTAL
                                       PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                       CAPITAL         DEFICIT          EQUITY
                                     ------------   ------------    ------------
Balance March 31, 1997 ...........   $  8,244,423   $ (2,914,521)   $  5,412,968
   Stock options exercised, net...          7,871              -           7,906
   Warrants exercised ............      1,343,861              -       1,345,883
   Warrants issued in lieu of debt
    service payments .............         60,873              -          60,873
   Net loss ......................              -       (967,767)       (967,767)
                                     ------------   ------------    ------------
Balance March 31, 1998 ...........      9,657,028     (3,882,288)      5,859,863
   Warrants issued in lieu of debt
     service payments ............         43,230              -          43,230
   Net loss ......................              -     (2,513,798)     (2,513,798)
                                     ------------   ------------    ------------
Balance March 31, 1999 ...........      9,700,258     (6,396,086)      3,389,295
   Issuance of common stock ......      1,870,475              -       1,875,125
   Warrants exercised ............         80,614              -          80,821
   Issuance of preferred stock ...      4,724,995              -       4,725,000
   Warrants issued in lieu of debt
     service payments ............         32,104              -          32,104
   Net loss ......................              -     (3,796,296)     (3,796,296)
                                     ------------   ------------    ------------
Balance March 31, 2000 ...........   $ 16,408,446   $(10,192,382)   $  6,306,049
                                     ============   ============    ============


SEE ACCOMPANYING NOTES.

                                APA Optics, Inc.

                            Statements of Cash Flows


                                                                         YEAR ENDED MARCH 31
                                                              2000             1999             1998
                                                          -----------      -----------      -----------
OPERATING ACTIVITIES
Net loss ............................................     $(3,796,296)     $(2,513,798)     $  (967,767)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ..................         376,085          443,275          426,362
     Changes in operating assets and liabilities:
       Accounts receivable ..........................        (124,246)         151,193          119,697
       Inventories ..................................         (54,658)         (64,746)          (8,758)
       Prepaid expenses and other assets ............           7,056          (31,286)         (31,548)
       Accounts payable and accrued expenses ........          54,115           40,572          (17,029)
                                                          -----------      -----------      -----------
    Net cash used in operating activities ...........      (3,537,944)      (1,974,790)        (479,043)

INVESTING ACTIVITIES
Purchases of property and equipment .................        (195,342)        (236,891)        (925,494)
                                                          -----------      -----------      -----------
    Net cash used in investing activities ...........        (195,342)        (236,891)        (925,494)

FINANCING ACTIVITIES
Proceeds from sales of preferred stock ..............       4,725,000                -                -
Proceeds from sales of common stock .................       1,875,125                -                -
Proceeds from exercise of warrants and options ......          80,821                -        1,353,789
Repayment of long-term debt .........................        (133,350)        (351,710)        (158,479)
Bond reserve funds ..................................         314,747          192,025        1,518,237
                                                          -----------      -----------      -----------
Net cash provided by (used in) financing activities .       6,862,343         (159,685)       2,713,547
                                                          -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents ....       3,129,057       (2,371,366)       1,309,010
Cash and cash equivalents at beginning of year ......       2,812,849        5,184,215        3,875,205
                                                          -----------      -----------      -----------
Cash and cash equivalents at end of year ............     $ 5,941,906      $ 2,812,849      $ 5,184,215
                                                          ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
Warrants issued in lieu of debt service payments ....     $    32,104      $    43,230      $    60,873


SEE ACCOMPANYING NOTES.

                                APA OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS. APA Optics, Inc. (the "Company") is engaged in the business of developing, designing and fabricating optical components and optical systems for laser and other industrial applications.

REVENUE RECOGNITION. Sales are recorded upon shipment of product. Revenue on contract fees is recorded on the percentage of completion method of accounting for long-term government contracts. A portion of the total contract price is recognized on the basis of contract costs incurred to date as compared to the expected total cost of the contract. Contract costs include direct materials, labor and manufacturing overhead. Estimated losses on uncompleted contracts are recorded in their entirety in the period in which they are determined.

During 1999, the Company received a $75,000 grant from the State of South Dakota when the Company hired its tenth employee at its Aberdeen, South Dakota production facility. The grant was designed to offset the costs of training new employees.

CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of certificates of deposit. The fair value of investments approximates cost.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for raw materials, actual cost for direct labor and average cost for factory overhead in work-in-process.

PROPERTY, PLANT AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the following estimated useful lives of the assets:

                                                                YEARS
                                                          -------------------
   Building                                                          20
   Manufacturing equipment                                       7 - 10
   Tools                                                         3 -  7
   Office equipment                                              5 - 10
   Leasehold improvements                                            15


BOND PLACEMENT COSTS.  Bond placement costs are amortized over 5 - 8 years.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

INCOME TAXES. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis.

EARNINGS PER SHARE. Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, EARNINGS PER SHARE. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of Statement 128.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company records losses on long-lived assets in operations when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by those assets are less than the assets' carrying amount. If impairment is determined to exist, it is recorded as the excess of carrying value over estimated fair value.

2. ACCOUNTS RECEIVABLE

Accounts receivable includes $60,495 billed under retainage provisions of government contracts in 2000 ($21,032 in 1999).

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                     MARCH 31
                                              2000              1999
                                           ----------        ----------

Land ..............................        $   60,000        $   60,000
Building ..........................         1,679,424         1,679,424
Manufacturing equipment ...........         4,083,453         3,899,744
Tools .............................            88,092            88,092
Office equipment ..................           193,952           188,884
Leasehold improvements ............           536,447           536,447
                                           ----------        ----------
                                            6,641,368         6,452,591
Less accumulated depreciation .....         4,181,608         3,860,088
                                           ----------        ----------
                                           $2,459,760        $2,592,503
                                           ==========        ==========


4. LONG-TERM DEBT

In June 1996, the Company began construction of its new production facility in Aberdeen, South Dakota to fabricate wavelength division multiplexed modulators. As part of its financing of the facility, the Company has received economic assistance from the State of South Dakota Governor's Office of Economic Development and the Aberdeen Development Corporation (the parties) as follows:

   Proceeds:
     Bond financing for building construction and equipment .......        $1,895,000
     Low interest loans ...........................................           875,000
     Forgivable loans .............................................           750,000
     Equity investment - purchase of 288,992 shares of common stock         1,200,000
                                                                           ----------
                                                                           $4,720,000
                                                                           ==========

The following is a summary of the outstanding debt at March 31 related to the Aberdeen facility:

                                                                              2000              1999
     South Dakota Governor's Office of Economic Development and the
       Aberdeen Development Corporation Bond, 5% to 6.75%, due in
       various installments through 2016 ..........................        $1,780,000        $1,840,000
     Low interest loans, 0% to 3%, due in various .................           556,396           586,107
       installments through 2016
     Forgivable loans, 3%, due in various installments
       through 2003 ...............................................           712,862           788,605
                                                                           ----------        ----------
                                                                           $3,049,258        $3,214,712
                                                                           ==========        ==========


The forgivable loans are contingent upon employment levels at the facility meeting preset criteria. In exchange for any loans forgiven, the Company will grant warrants to purchase common stock of the Company based on the number of job credits earned by the Company in the preceding 12 months divided by the exercise price. As of March 31, 2000, 23,864 warrants have been issued for loans forgiven totaling $104,103. The carrying value of the low interest loans and forgivable loans, based on similar instruments, approximates market at March 31, 2000 and 1999.

At March 31, 2000 and 1999, the Company had on deposit with trustees $278,353 and $593,100 in reserve funds for current bond maturities of which $65,000 and $60,000 are held in escrow. These funds are included in bond reserve funds in the accompanying balance sheets. The loan agreement requires the Company to maintain certain minimum levels of net worth and to maintain certain income to outstanding debt ratios. The Company was out of compliance with these covenants in fiscal 2000. Such noncompliance does not constitute an event of default, but triggers further covenants under the loan agreement with which the Company is in compliance at March 31, 2000. The carrying value of the bonds, based on similar instruments, approximates market value at March 31, 2000 and 1999.

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

All of the above debt is secured by land, buildings, and certain equipment of the Company.

Interest paid during fiscal year 2000, 1999 and 1998 was $142,662, $149,243, and $181,066, respectively.

Maturities of long-term debt are as follows (assuming no debt is forgiven): 2001
- $140,871; 2002 - $377,908; 2003 - $528,701; 2004 - $315,709; 2005 - $102,639;
thereafter - $1,583,430.

5. INCOME TAXES

As of March 31, 2000, the Company has net operating loss carryovers for federal income tax purposes of approximately $10,000,000, expiring in fiscal years 2001 to 2019, and $43,000 in research and development credits, expiring in fiscal 2001, which may be used to offset federal income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                        MARCH 31
                                                2000                1999
                                             -----------         -----------
     Net operating losses ...........        $ 3,395,000         $ 2,113,000
     Depreciation ...................              9,000               6,000
     Research and development credits             43,000              43,000
     Other ..........................            100,000              71,000
                                             -----------         -----------
     Total deferred tax asset .......          3,547,000           2,233,000
     Less valuation allowance .......         (3,547,000)         (2,233,000)
                                             -----------         -----------
     Net deferred taxes .............        $         -         $         -
                                             ===========         ===========


Income tax expense consists entirely of state taxes in 2000, 1999 and 1998.

6. SHAREHOLDERS' EQUITY

The Board of Directors may by resolution establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series.

In fiscal year 2000, the Company sold in a private placement 500 shares of its preferred stock, resulting in net proceeds of $4,725,000. The proceeds will be used to fund operations. Also in September 1999, the Company sold 465,000 shares of its common stock in a private placement resulting in net proceeds of $1,870,475. These funds were used to fund operations.

The preferred stock carries a 2% cumulative dividend payable upon conversion in cash or common stock. The preferred stock (plus any unpaid accreted dividends) is convertible to common stock at the option of the holder and is automatically converted on March 15, 2003 or, if earlier, on the date that the common stock has sustained a market value of $50 per share for 20 consecutive trading days. The initial conversion price of $35 per share is subject to adjustment pursuant to the antidilution provisions of the Certificate of Designation of Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 2% Series A Convertible Preferred Stock (the "Certificate"). In addition, beginning September 14, 2000, and each monthly period thereafter while shares of the preferred stock are outstanding, the conversion price is reset in accordance with the formula set forth in the Certificate. A holder of the preferred stock may not convert into shares of common stock if after the conversion the holder, together with its affiliates, would beneficially own over 9.999% of the outstanding shares of the common stock. This restriction may be waived by a holder on not less than 61 days' notice to the Company. In addition, as long as the Company's common stock is listed for trading on Nasdaq, the Company may not issue common stock on conversion of the preferred stock in an amount which exceeds 19.999% of the outstanding common stock immediately prior to the sale of the preferred stock without obtaining prior shareholder approval. The preferred stock is non-voting (except in specified circumstances) and is subject to redemption at the Company's option on 30 days' notice (subject to certain restrictions if the effective conversion price at the time of notice of redemption is $30 or more). The Company is required to redeem the preferred stock upon certain default events. The preferred stock is redeemable under certain circumstances as stated in the Certificate.

7. STOCK OPTIONS AND WARRANTS

Option activity is summarized as follows:


                                         SHARES AVAILABLE       OPTIONS     WEIGHTED AVERAGE
                                           FOR GRANT          OUTSTANDING   EXERCISE PRICE
                                         ----------------     -----------     PER SHARE
                                                                            ----------------
     Balance March 31, 1997 .....           661,338             81,000          $. 20
       Additional shares reserved           500,000                  -              -
       Granted ..................           (25,000)            25,000           6.19
       Exercised ................                 -             (6,000)          4.22
       Canceled .................            70,000            (70,000)          5.19
                                            -------            -------
     Balance March 31, 1998 .....         1,206,338             30,000           6.10
       Granted ..................          (252,500)           252,500           4.09
       Canceled .................            20,000            (20,000)          6.24
                                            -------            -------
     Balance March 31, 1999 .....           973,838            262,500           4.18
       Granted ..................           (65,000)            65,000           5.84
       Canceled .................            35,000            (35,000)          4.67
                                            -------            -------
     Balance March 31, 2000 .....           943,838            292,500         $ 4.49
                                            =======            =======


The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers and other employees, consultants and technical advisers. Options are granted at values determined based on fair market value on the date of grant and vesting normally occurs over a four-year period.


The number of shares exercisable at March 31, 2000, 1999 and 1998 was 262,500, 15,000 and 5,000, respectively, at a weighted average exercise price of $4.10, $5.70 and $5.65 per share, respectively.

The weighted average fair value of options granted in 2000, 1999 and 1998 was $5.30, $2.05 and $2.83 per share, respectively. The exercise price of options outstanding at March 31, 2000 ranged from $3.77 to $13.18 per share.

Pro forma information regarding net loss and net loss per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.50%, 4.55%, and 5.61%, 0% dividend rate, volatility factor of the expected market price of the Company's common stock of .44, .48, and .44 and a weighted-average expected life of the options of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                            2000             1999              1998
                                                            ----             ----              ----
   Pro forma net loss ..............................   $(4,083,136)      $(2,626,002)       $(991,568)
   Pro forma net loss per common share -
     basic and diluted .............................         $(.47)            $(.31)           $(.12)
                                                             =====             =====            =====

These pro forma amounts may not be indicative of future years' amounts.

The following is a table of the warrants to purchase shares of the Company's common stock:

                                                         WARRANTS     EXERCISE PRICE         EXPIRATION
                                                        OUTSTANDING      PER SHARE               DATE
                                                          -------      --------------        -----------
   Balance at March 31, 1997...................           401,875      $3.30 - $6.75        1997 - 2002
     Granted...................................            15,218          4.00                 2003
     Exercised.................................          (202,150)      3.30 - 6.75          1997 - 1999
     Expired...................................          (103,250)         6.75                  1997
                                                          -------
   Balance at March 31, 1998...................           111,693       3.30 - 4.00          1999 - 2003
     Granted...................................             8,646          5.00                  2004
                                                          -------
   Balance at March 31, 1999...................           120,339       3.30 - 5.00          1999 - 2004
     Granted...................................           108,337       4.88 - 49.47         2001 - 2005
     Exercised.................................            20,718       3.30 - 4.00          1999 - 2003
     Expired...................................             3,100          3.30                  1999
                                                          -------
   Balance at March 31, 2000...................           204,858      $3.75 - $49.47        2000 - 2005
                                                          =======

8. COMMITMENTS

The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders and officers of the Company. The lease agreement, classified as an operating lease, expires November 30, 2004 and provides for periodic increases of the rental rate based on increases in the consumer price index. Future minimum lease obligations under the lease as of March 31, 2000 are as follows:

   Year ending March 31:
     2001.........................................................      $107,280
     2002.........................................................       107,280
     2003.........................................................       107,280
     2004.........................................................       107,280
     2005.........................................................        71,520

Rental expense, all of which was paid to the partnership, was $121,000 in fiscal 2000, $116,000 in fiscal 1999 and $118,000 in fiscal 1998.

9. MAJOR CUSTOMERS

In fiscal 2000, the U.S. Army accounted for 35% of net sales and contract fees. No other customer accounted for more than 10% of net sales and contract fees. In fiscal years 1999 and 1998 operating agencies of the U.S. Government accounted for 67% and 89%, respectively, of the Company's net sales and contract fees as follows:

                                      1999             1998
                                      ----             ----
   Air Force.......................    15%               18%
   Army............................    -                 22
   Navy............................    12                34
   ARPA............................    40                15
                                      ---               ---
   Total...........................    67%               89%
                                      ===               ===

                                  EXHIBIT INDEX

-------------- ------------------------------------------------------------ ----------------------------------------
NUMBER                                 DESCRIPTION                                PAGE NUMBER OR INCORPORATED
                                                                                        BY REFERENCE TO
-------------- ------------------------------------------------------------ ----------------------------------------
    3.1        Restated Articles of Incorporation, as amended to date,      Exhibit 3.1 to Registrant's Report on
               and Statement regarding establishment of class of shares     Form 10-KSB for the fiscal year ended
                                                                            March 31, 1995

    3.2        Bylaws, as amended and restated to date                      Exhibit 3.2 to Registrant's Report on
                                                                            Form 10-KSB for the fiscal year ended
                                                                            March 31, 1999

    4.1(a)     State of South Dakota Board of Economic Development          Exhibit 4.1(a) to the Report on 10-QSB
               $300,000 Promissory Note, REDI Loan: 95-13-A                 for the quarter ended June 30, 1996
                                                                            (the "June 1996 10-QSB")

    4.1(b)     State of South Dakota Board of Economic Development          Exhibit 4.1(b) to the June 1996 10-QSB
               Security Agreement REDI Loan No: 95-13-A dated May 28, 1996

    4.2(a)     $700,000 Loan Agreement dated June 24, 1996 by and between   Exhibit 4.2(a) to the June 1996 10-QSB
               Aberdeen Development Corporation and APA Optics, Inc.

    4.2(b)     $300,000 Loan Agreement dated June 24, 1996 between          Exhibit 4.2(b) to the June 1996 10-QSB
               Aberdeen Development Corporation and APA Optics, Inc.

    4.2(c)     $250,000 Loan Agreement dated June 24, 1996 by and between   Exhibit 4.2(c) to the June 1996 10-QSB
               Aberdeen Development Corporation and APA Optics, Inc.

    4.2(d)     $300,000 Loan Agreement dated June 24, 1996 by and between   Exhibit 4.2(d) to the June 1996 10-QSB
               Aberdeen Development Corporation and APA Optics, Inc.

    4.3(a)     Loan Agreement between South Dakota Economic Development     Exhibit 4.3(a) to the June 1996 10-QSB
               Finance Authority and APA Optics, Inc.

    4.3(b)     Mortgage and Security Agreement - One Hundred Day            Exhibit 4.3(b) to the June 1996 10-QSB
               Redemption from APA Optics, Inc. to South Dakota Economic
               Development Finance Authority dated as of June 24, 1996

    4.4(a)     Subscription and Investment Representation Agreement of NE   Exhibit 4.4(a) to the June 1996 10-QSB
               Venture, Inc.

    4.4(b)     Form of Common Stock Purchase Warrant for NE Venture, Inc.   Exhibit 4.4(b) to the June 1996 10-QSB

    4.5(a)     Certificate of Designation for 2% Series A                   Exhibit 4.5(a) to Registration
               Convertible Preferred Stock                                  Statement on Form S-3 (Commission
                                                                            File No. 333-33968)



-------------- ------------------------------------------------------------ ----------------------------------------
NUMBER                                 DESCRIPTION                                PAGE NUMBER OR INCORPORATED
                                                                                        BY REFERENCE TO
-------------- ------------------------------------------------------------ ----------------------------------------

    4.5(b)     Form of common stock warrant issued in connection with 2%    Exhibit 4.5(b) to Registration
               Series A Convertible Preferred Stock                         Statement on Form S-3 (Commission
                                                                            File No. 333-33968)

    4.6        Common Stock Purchase Warrant issued to Ladenburg Thalmann   Page 30
               & Co. Inc. to purchase 84,083 shares

   10.1(a)     Sublease Agreement between the Registrant and Jain-Olsen     Exhibit 10.1 to the Registration
               Properties and Sublease Agreement and Option Agreement       Statement on Form S-18 filed with the
               between the Registrant and Jain-Olsen Properties             Chicago Regional Office of the
                                                                            Securities and Exchange Commission on
                                                                            June 26, 1986

   10.1(b)     Amendment and Extension of Sublease Agreement dated August   Page 42
               31, 1999

  *10.2(a)     Stock Option Plan for Nonemployee Directors                  Exhibit 10.3a to Registrant's Report
                                                                            on Form 10-KSB for the fiscal year
                                                                            ended March 31, 1994 (the "1994
                                                                            10-KSB")

  *10.2(b)     Form of option agreement issued under the plan               Exhibit 10.3b to 1994 10-KSB

  *10.3        1997 Stock Compensation Plan                                 Exhibit 10.3 to Registrant's Report on
                                                                            Form 10-KSB for the fiscal year ended
                                                                            March 31, 1997

  *10.4        Insurance agreement by and between the Registrant and Anil   Exhibit 10.5 to Registrant's Report on
               K. Jain                                                      Form 10-K for the fiscal year ended
                                                                            March 31, 1990

  *10.5        Form of Agreement regarding Repurchase of Stock upon         Exhibit 10.1 to Registrant's Report on
               Change in Control Event with Anil K. Jain and Kenneth A.     Form 10-QSB for the quarter ended
               Olsen                                                        September 30, 1997 ("September 1997
                                                                            10-QSB")

  *10.6        Form of Agreement regarding Employment/Compensation upon     Exhibit 10.2 to the September 1997
               Change in Control with Messrs. Jain and Olsen                10-QSB

   23.1        Consent of Ernst & Young LLP                                 Page 44

   27          Financial data schedule                                      Page 45

*Indicates management contract or compensation plan or arrangement required to be filed as an exhibit to this form.