Form 10-Q
period 2000-06-30
APA OPTICS INC /MN/
filed 2000-08-11
CIK 796505

Page 1 of 7

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

     For the quarterly period ended June 30, 2000 or

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

     Class:
Outstanding at July 28, 2000
Common stock, par value $.01
11,893,860

Page 2 of 7

<CATION>
                PART 1, FINANCIAL INFORMATION


ITEM 1, FINANCIAL STATEMENTS


                      APA OPTICS, INC.
                  CONDENSED BALANCE SHEETS

ASSETS                              June 30,            March
                                                    31,
                                     2000
                                                    2000
CURRENT ASSETS:                  (Unaudited)
                                                    (Audited)
                                                    *
Cash and short-term investments   $20,024,351
                                                    $5,941,90
                                                    6
Accounts receivable                      217,102
                                                    209,337
Inventories:
  Raw materials                          165,153
                                                    146,841
 Work-in-process & finished              154,984
goods                                               129,684
Prepaid expenses                           15,528
                                                    19,803
Bond reserve funds                         21,667
                                                    65,000
TOTAL CURRENT ASSETS                20,598,785
                                                    6,512,571

PROPERTY AND EQUIPMENT NET            2,437,677
                                                    2,459,760

OTHER ASSETS                             640,622
                                                    638,060
                                 $ 23,677,084        $
                                                    9,610,391

LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term     $     141,194       $
debt                                                140,871
Accounts payable                          77,547
                                                    82,412
Accrued expenses                        156,994
                                                    172,672
TOTAL CURRENT LIABILITIES               375,735
                                                    395,955

LONG-TERM DEBT                       2,794,759
                                                    2,908,387

SHAREHOLDERS' EQUITY
 Undesignated shares; 4,999,500
shares authorized
     None issued
 Preferred stock, par value:
   Authorized shares; 500
   Issued and outstanding                     5
shares. 500                                         5
Common stock, $.01 par value;
 Authorized shares - 15,000,000
 Issued & outstanding shares -
10,136,082                              101,361
 And 8,997,992                                      89,980
Paid-in capital                    31,507,281
                                                    16,408,44
                                                    6
Retained earnings (deficit)       (11,102,057)
                                                    (10,192,3
                                                    82)
                                   20,506,590
                                                    6,306,049
                                 $23,677,084          $
                                                    9,610,391

*Derived from audited financial statements

Page 3 of 7

                      APA OPTICS, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                      Three months ended
                                            June 30

                                        2000            1999

REVENUES                         $     51,517    $    66,597

COSTS AND EXPENSES:
 Cost of sales and
  services                            634,501        651,260

 Selling, general &
  administrative                      328,816        209,860
 Research & development                 90,999       118,112
                                   1,054,316         979,232
Loss from operations:             (1,002,799)       (912,635)

INTEREST INCOME & EXPENSE:
 Interest Income                       136,402         32,213
 Interest Expense                      (43,028)      (35,918)
                                        93,374
                                                 (3,705)

 Loss before income taxes            (909,425)     (916,340)
 Income taxes
                                 250             250


Net loss                         $  (909,675)    $ (916,590)

Net loss per share
  Basic and diluted              $               $
                                 (.10)           (.11)


Weighted average shares
outstanding
  Basic and diluted                9,193,663      8,512,274





Page 4 of 7

                       APA OPTICS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


Three Months Ended

June 30,

2000                    1999
OPERATING ACTIVITIES
Net income (loss)                       $          $
                                        (909,675)  (916,590)
Adjustments to reconcile net income to
net cash
used in operating activities:
  Depreciation and amortization
                                        95,790     109,545
  Changes in operating assets and
liabilities:
       Accounts receivable
                                        (7,765)    (3,760)
       Inventories and
         prepaid expenses
                                        (39,337)   14,046
       Accounts payable and accrued
         expenses
                                        (20,543)   33,082
      Other
                                        (42,753)   (2,375)
Net cash used in operating activities
                                        (924,283)  (766,052)


INVESTING ACTIVITIES
(Purchases) sales of property and
equipment                               (52,707)   (47,036)
Net cash used in investing activities
                                        (52,707)   (47,036)

 FINANCING ACTIVITIES

 Proceeds from the sale of common
stock                                   15,110,216 ---

 Repayment of long term debt
                                        (113,305)  (87,623)

 Bond reserve funds                            62,
                                        524        695

 Net cash (used in) provided by
financing activities                    15,059,435 (86,928)

Increase (decrease) in cash
                                        14,082,445 (900,016)

Cash at Beginning of Period
                                        5,941,906  2,812,849

Cash at End of Period                   $20,024,35 $ 1,912,833
                                        1



           NOTE TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the information furnished reflects all adjustments which are necessary to fairly state the results of the interim periods presented.
  All adjustments were of a normal recurring nature. The results of any interim period are not necessarily indicative of results for the full year.

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

Results of Operations

     Operating revenues for the first quarter of fiscal year 2001, ended June 30, 2000, were $51,517, a decrease of 23% from operating revenues of $66,597 for the same period in the prior year. The decrease in revenues reflects the Company's limited sales of new products, which the Company is working to increase.

     Cost of sales decreased by approximately 3% to $634,501, in first quarter 2001 from $651,260 in first quarter 2000. Gross margin for sales was negative in both periods, reflecting continued personnel and product development costs. Research and development expenses decreased by approximately 23% in first quarter 2001, to $90,999 from $118,112, and selling, general and administrative expenses increased by 57% to $328,816 compared to
$209,860 in first quarter 2000. The increase in costs of sales, and selling, general and administrative expenses reflects the Company's focus on product development, including the hiring of additional personnel for production, marketing, and sales.

     The Company reported a loss from operations for the first quarter of fiscal 2001 of $1,002,799, an increase over the loss from operations of $912,635 in the first quarter of the prior year. This loss results from the combination of decreased revenues with a corresponding increase in costs and expenses.

     The Company realized $136,402 in interest income for the first quarter of fiscal 2001, up 323% from $32,213 in the prior period, reflecting higher average cash balances during the first quarter 2001. Interest expenses in first quarter 2001 totaled $43,028, up 20% from $35,918 in the prior period, reflecting an early payment of interest due in the second quarter of FY 2001. As a result interest expense in the second quarter will be lower.

Liquidity and Capital Resources:

     The Company's cash and equivalents balance at June 30, 2000 is $20,024,351 compared to $5,941,906 at March 31, 2000.
This results from the sale of 1,241,935 shares of the Company's common stock under an S-3 Registration Statement for $100 million worth of common stock, of which approximately $15 million had been sold on or before June 30, 2000. As of the date of this report, the Company has received over $39 million in net proceeds from this offering. The funds will be used for enhancing production facilities, product development and marketing, and operations. The Company believes that it has sufficient funds for operations in fiscal 2001 and beyond.

The Company used $924,283 net cash for operating activities, of which the most significant cause was the net loss of $909,675. The Company used $52,707 net cash in investing activities in first quarter of fiscal 2001, all for the purchase of equipment, primarily for the Aberdeen facility.

     The Company anticipates approximately $2 million in capital expenditures in fiscal 2001, primarily for equipment.
The funds for these purchases will come primarily from proceeds from sales of common stock pursuant to a "shelf-registered" public offering, described above.

Forward Looking Statements

     Statements in this Report with respect to future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties from factors, many of which are beyond the Company's control. These factors include, but are not limited to, the continued development of the Company's products, acceptance of those products by potential customers, the Company's ability to sell such products at a profitable price, and the Company's ability to fund its operations.

ITEM 3.  Quantitative and Qualitative Disclosures about
Market Risk.

     The Company's operations are not currently subject to market risks for interest rates, foreign rates, commodity prices or other market price risks of a material nature.

Page 7 of 7
                           Part II

ITEM 1.  Not applicable


ITEM 2.   Changes in Securities and Use of Proceeds.


     On June 21, 2000, we issued a three-year warrant to Ladenburg-Thalmann & Co., Inc. for the purchase of 84,083 shares of common stock at $17.8395 per share. This warrant was issued in consideration of Ladenburg's services as placement agent of our common stock in the $100 million public offering described above. This warrant was issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) and Section 4 (6) of the Securities Act of 1933.

ITEM 3-5.  Not Applicable


ITEM  6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27: Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APA OPTICS, INC.
              8/11/00
/s/ Anil K. Jain

                Date
Anil K. Jain

President

Principal Executive Officer

Treasurer & Principal Financial

Officer


              8/11/00
/s/ Randal J. Becker

                Date
Randal J. Becker

Accounting Manager