Form 10-Q
period 2000-09-30
APA OPTICS INC /MN/
filed 2000-11-13
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-Q

X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended September 30,
2000
or

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

			For the transition period from NA to NA.

				Commission File Number 0-16106

					APA Optics, Inc.
		(Exact name of Registrant as specified in its charter)

		Minnesota					41-1347235
(State or other jurisdiction of 	(I.R.S. Employer
Identification
No.)
 incorporation or organization)

			2950 N.E. 84th Lane, Blaine, Minnesota 55449
		(Address of principal executive offices and zip code)

					(763) 784-4995
		(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

					Yes  _X_	No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

	Class:                                     Outstanding at
October
23, 2000
Common stock, par value $.01
11,908,506














				PART I. FINANCIAL INFORMATION
				ITEM 1. FINANCIAL STATEMENTS

					APA OPTICS, INC.
				  CONDENSED BALANCE SHEETS

						September 30,
	March
31,
						    2000
2000


ASSETS

CURRENT ASSETS:
  Cash and short-term investments	    $39,280,873
$5,941,906
  Accounts receivable			  	   87,179
209,337
  Inventories:
	Raw materials				  172,841
146,841
	Work-in-process & finished goods	  127,174
129,684
  Prepaid expenses			 	   12,036
19,803
  Bond reserve funds			 	   32,500
65,000
		TOTAL CURRENT ASSETS	     39,712,603
6,512,571

PROPERTY AND EQUIPMENT NET		      2,406,881
2,459,760

OTHER ASSETS					  640,588
638,060

TOTAL ASSETS				    $42,760,072
	$9,610,391

LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
  Current portion of long-term debt		 $379,483
$140,871
  Accounts payable				   89,681
82,412
  Accrued expenses				  175,815
172,672
		TOTAL CURRENT LIABILITIES	  644,979
395,955

LONG-TERM DEBT				      2,538,238
2,908,387

SHAREHOLDERS' EQUITY:
 Undesignated shares; 4,999,500 shares
   authorized - none issued
 Preferred stock; $.01 par value,
   500 shares authorized:
     Issued and outstanding shares -
	 none on September 30, 2000
	 and 500 on March 31, 2000			  -

5
Common stock, $.01 par value;
  50,000,000 shares authorized:
  Issued & outstanding shares -
   11,908,506 shares on
   September 30, 2000 and 8,997,992
   shares on March 31, 2000			  119,085
89,980
Paid-in capital			 	     51,189,880
16,408,446
Retained earnings (deficit)		    (11,732,110)
	(10,192,382)
TOTAL SHAREHOLDERS' EQUITY	 	     39,576,855
6,306,049

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY	 		    $42,760,072
$9,610,391


					APA OPTICS, INC.
			CONDENSED STATEMENTS OF OPERATIONS

						Three Months Ended	Six
Months
Ended			 				  September 30,

September 30,

						2000		1999
	2000
	1999

REVENUES				   $123,462     $36,029
$174,979
$102,626

COSTS AND EXPENSES:



  Cost of sales			    609,720     531,771
1,015,792
1,029,549
  Research and development	    293,303     212,579
573,661
421,749
  Selling, administrative
    and general			    414,092     227,011
781,978
499,295
	 				  1,317,115     971,361
2,371,431
1,950,593

LOSS FROM OPERATIONS		 (1,193,653)   (935,332)
(2,196,452)
(1,847,967)

OTHER INCOME  (EXPENSE):


  Interest income			    615,440      15,744
751,842
47,957
  Interest expense		    (18,536)    (35,674)
(61,564)
(71,592)
				  	    596,904     (19,930)
690,278
(23,635)

LOSS BEFORE INCOME TAXES   	   (596,749)   (955,262)
(1,506,174)
(1,871,602)

INCOME TAXES				  250   	  250
500

500

NET LOSS				  $(596,999)  $(955,512)
$(1,506,674)$(1,872,102)

NET LOSS PER SHARE:



	Basic and diluted		     ($0.05)     ($0.11)
	($0.14)
	($0.22)

WEIGHTED AVERAGE SHARES



  OUTSTANDING:

	Basic and diluted		 11,694,715   8,522,741
10,451,022
8,517,508



















					APA OPTICS, INC.
			CONDENSED STATEMENTS OF CASH FLOWS

							Six Months Ended

	 						  September 30,


						   	2000 		   1999
OPERATING ACTIVITIES:

 Net income (loss)			 $(1,506,674)
$(1,872,102)
 Adjustments to reconcile
  net income to net cash

  used in operating activities:

   Depreciation and amortization	     192,563
214,157
    Changes in operating assets
     and liabilities:
	Accounts receivable		     122,158
3,184
	Inventories and prepaid
 	 expenses		 		     (15,723)
(129,513)
	Accounts payable and
       accrued expenses		 	      10,412
25,117
	Other		 			     (67,472)
(10,509)

Net cash used in
  operating activities			  (1,264,736)
	(1,769,666)


INVESTING ACTIVITIES:

  Property and equipment
   additions, net				     (97,685)
(89,164)

Net cash used in investing activities    (97,685)
(89,164)

FINANCING ACTIVITIES:

  Proceeds from the sale of
   common stock				   39,810,534
1,252,700
  Redemption of preferred stock	   (5,000,000)
-
  Repayment of long term debt		     (131,537)
(105,191)
  Dividend on preferred stock		      (33,054)
-
  Bond reserve funds				 55,445
(3,718)

Net cash provided by
 financing activities	 		   34,701,388
1,143,791

INCREASE (DECREASE) IN CASH		   33,338,967
(715,039)

CASH AND CASH EQUIVALENTS,
 beginning of period			    5,941,906
2,812,849

CASH AND CASH EQUIVALENTS,
 end of period				  $39,280,873
$2,097,810







			NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation. The reclassifications had no impact on losses previously reported.

Note 2. Shareholders' Equity

On July 18, 2000 the Company redeemed all 500 shares of its outstanding
2% preferred stock for a total of $5,000,000 plus $33,055 in accrued dividends.

During the three-month period ended September 30, 2000, the Company sold
1,757,778 shares of its common stock to various institutional investors under a Registration Statement on Form S-3. Net proceeds from the sales totaled $24,689,657. During the six months ended September 30, 2000, the
Company sold a total of 2,845,868 shares of its common stock. Net proceeds to the company were $39,585,257.



				ITEM 2. MANAGEMENT'S DISCUSSION
			    AND ANALYSIS OF FINANCIAL CONDITION
				   AND RESULTS OF OPERATIONS


General

	Prior to 1998, APA Optics, Inc. ("APA") generated significant revenues by providing research and development services in connection with projects sponsored by various government agencies. In fiscal
1998,
APA determined to shift its emphasis from research and development to product development in an effort to capitalize on the proprietary technology it had developed. In so doing, APA realized this shift would significantly reduce revenues and increase losses until APA generates revenues from the sale of its products.

APA focuses on two product areas for development:

Fiber Optic Components.  APA manufactures and markets DWDM
(Dense
Wavelength Division Multiplexing) multiplexer/demultiplexer
components.
These components enable DWDM systems to increase the bandwidth of
a
single optical fiber between 8 and 80 times its original
capacity.
Based on patented and patent pending diffraction grating
technology,
these products address current and next generation DWDM
networking
requirements including:
o	High channel counts (up to 80 in a single component),
o	Narrow channel spacing (to 50 GHz),
o	High data transmission rates (10 Gb/sec),
o	Add/drop multiplexing (patent pending), and
o	Fiber free communications (single mode and multimode).

Gallium Nitride (GaN) Semiconductors. APA is a research pioneer in
GaN,
a next generation semiconductor material.  APA manufactures GaN
Ultraviolet Radiation (UV) detectors and has integrated this technology into products including the UV Power Meter, UV Lamp monitor, Detector/Amplifier module and SunUVWatchTM.

Results of Operations

	Operating revenues for the three-month and six-month
periods
ended
September 30, 2000, were $123,462 and $174,979, reflecting 243%
and
71%
increases, respectively, over the comparable periods in fiscal
2000.
The
majority of the increase occurred in sales of DWDM components that totaled $88,950 and $103,150 for the three-month and six-month periods ended
September 30, 2000, respectively.

	Cost of sales increased for the three-month period ended
September
30, 2000 to $609,720, reflecting a 15% increase over the comparable period in fiscal 2000. For the six-month period ended September 30,
2000,
cost of sales decreased $13,757 or 1% from the comparable period in fiscal 2000. Gross margins for sales were negative in both periods.
The
fluctuation in cost of sales and the negative gross margins are influenced by the low unit production and sales levels relative to the capital equipment and personnel committed to production in the early phases of market penetration of the Company's products. The Company expects to continue to experience negative gross margins until there is a significant increase in sales and production levels.

Research and development expenses increased by $80,724 and
$151,912
for
the three and six-month periods ended September 30, 2000.
These
amounts
represent increases of 38% and 36% over research and development expenses in the comparable periods of fiscal 2000. The increases result from the
Company's continued investment in the development of its DWDM and
GaN
technologies. The Company plans to continue to pursue research and product development and will continue to incur expenses related to these activities.

	Selling, general and administrative expenses increased
$187,081 and
$282,683 for the three-month and six-month periods ended
September
30,
2000, reflecting 82% and 57% increases, respectively, over the comparable periods in fiscal 2000. The increases were primarily due to an increase in personnel as the Company prepares to meet anticipated demand for its products and costs associated with moving the listing of the Company's stock from the NASDAQ Small Cap Market to the NASDAQ National Market.

	Other income and expense increased $616,834 and $713,913 for the three-month and six-month periods ended September 30, 2000, respectively, over the comparable periods in fiscal 2000. The increases were due to the increased cash balance over the periods resulting from the issuance of common stock by the Company that netted $39.6 million. See Note
2 to
the Financial Statements.

The net loss was $596,999 (or $.05 per basic and diluted share)
for
the
three months ended September 30, 2000, a decrease of $358,513
or
38%
from
the loss reported for the same period in fiscal 2000. For the six months ended September 30, 2000, the net loss was $1,506,674 (or $.14 per basic and diluted share), a decrease of $365,428 or 20% from the loss reported for the same period in fiscal 2000. The smaller net loss is attributable to the increase in interest income partially offset by the increase in the operating expenses described above.


Liquidity and Capital Resources

	APA's cash and short-term investments primarily consist
of
certificates of deposits, US Government instruments or
commercial
paper
with maturities of less than one year.  The balance of cash and short-
term investments at September 30, 2000 is $39,280,873 compared to
$5,941,906 at March 31, 2000. The increase in cash and short-
term
investments primarily results from the sale of 2,845,868 shares of
APA's
common stock under a Registration Statement on Form S-3 for
$100
million
worth of common stock, of which approximately $41.5 million had been sold on or before September 30, 2000. The funds will be used for the capital expenditures described below, product development and marketing, the addition of personnel and to fund operations. APA believes that it has sufficient funds for operations in fiscal 2001 and beyond.

For the six months ended September 30, 2000, APA used
$1,264,736
of
cash
for
operating activities, of which the most significant cause was the net loss of $1,506,674. APA used $97,865 net cash in investing activities in the same period, all for the purchase of equipment, primarily for the
Aberdeen facility.

	APA anticipates a total of approximately $4 million in capital expenditures in fiscal 2001, primarily for equipment. This is an increase of $2 million over the amount previously reported by APA. The majority of the capital expenditures relate to the expansion and automation of the
Company's production facilities and will be made in phases to meet demand for its products and to allow the Company to respond to new business opportunities.

Forward Looking Statements

	Statements in this Report with respect to future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties from factors, many of which are beyond
APA's control. These factors include, but are not limited to, the continued development of APA's products, acceptance of those products by potential customers, APA's ability to sell such products at a profitable price, and APA's ability to fund its operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market
Risk.

	APA's operations are not currently subject to market risks for interest rates, foreign rates, commodity prices or other market price risks of a material nature.


						Part II

ITEM 1.  Not applicable


ITEM 2.   Changes in Securities and Use of Proceeds.

	During the six months ended September 30, 2000, the
Company
issued
an aggregate of 64,646 shares of common stock to four investors upon
the
exercise of outstanding warrants.  Three of these warrants, for
56,000
shares, had been issued to the placement agent as consideration for services in a private placement of the Company's securities and the fourth, for 8,646 shares, had been issued to NE Venture, Inc. as consideration for the partial forgiveness of a loan made to the Company as part of the financing of its Aberdeen facility. The Company received net proceeds of $253,230. No underwriter was involved in these sales. The Company relied upon the exemptions provided by Section 4(2) and 4(6) of the Securities Act of 1933 in connection with these sales.

ITEM 3.  Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Shareholders' meeting on
August
16,
2000.

(b)	(1)  The election of 5 directors to serve for one-year
terms
was
approved.


Name				Affirmative Votes			Voting
Authority

Withheld

Anil K. Jain			8,889,999
	7,056
Kenneth A. Olsen			8,888,599
	7,056
Gregory J. Von Wald		8,890,099
	7,056
William R. Franta			8,890,099
	7,056
Michael A. Gort			8,890,099
	7,056

(2)  The amendment and restatement of the Company's Articles of
Incorporation to
increase the authorized common stock from 15,000,000 to
50,000,000
shares
was approved. The vote was 8,773,474 shares in favor, 94,991 shares against and 13,790 abstentions. There were no broker non-votes.

ITEM 5.  Not Applicable

ITEM  6.  Exhibits and Reports on Form 8-K.

Exhibits:

3.1	Restated Articles of Incorporation, including all
amendments
to
date.

27	Financial Data Schedule

Reports:

There were no reports on Form 8-K filed during the three months ended
September 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of
1934,
the
Registrant has duly caused this report to be signed on its
behalf
by
the
							APA OPTICS, INC.
11/10/00  /s/ Anil K. Jain
              Date                        Anil K. Jain
                                          President and
                                        	  Principal Execut
undersigned, thereunto duly authorized.ive
Officer                                    11/10/00    /s/ Robert M.

Ringstad
               Date                       Robert M. Ringstad
                                          Chief Financial
Officer