Form 10-Q
period 2000-12-31
APA OPTICS INC /MN/
filed 2001-02-07
CIK 796505

Page  1 of 10
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
-    SECURITIES  EXCHANGE  ACT  OF  1934

               For the quarterly period ended December 31, 2000 or

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes   X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class:                                  Outstanding at January 11, 2001
Common stock, par value $.01                            11,913,631

Page  2 of 10

                                     PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS

                                            APA OPTICS, INC.
                                        CONDENSED BALANCE SHEETS



                                                                           December 31,     March 31,
                                                                               2000           2000
                                                                          --------------  -------------
                               ASSETS
CURRENT ASSETS:
     Cash and short-term investments                                      $  38,293,785   $  5,941,906
     Accounts receivable                                                        197,669        209,337
     Inventories:
          Raw materials                                                         201,272        146,841
          Work-in-process & finished goods                                      106,508        129,684
     Prepaid expenses                                                            89,399         19,803
     Bond reserve funds                                                               -         65,000
                                                                          --------------  -------------
               TOTAL CURRENT ASSETS                                          38,888,633      6,512,571

PROPERTY AND EQUIPMENT NET                                                    2,631,690      2,459,760

OTHER ASSETS                                                                    798,088        638,060
                                                                          --------------  -------------

               TOTAL ASSETS                                               $  42,318,411   $  9,610,391
                                                                          ==============  =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                    $     376,712   $    140,871
     Accounts payable                                                           154,728         82,412
     Accrued expenses                                                           295,934        172,672
                                                                          --------------  -------------
          TOTAL CURRENT LIABILITIES                                             827,374        395,955

LONG-TERM DEBT                                                                2,526,397      2,908,387

SHAREHOLDERS' EQUITY:
     Undesignated shares; 4,999,500 shares authorized - none issued
     Preferred stock, $.01 par value, 500 shares authorized:
          Issued and outstanding shares - none on December 31, 2000
               and 500 on March 31, 2000                                              -              5
     Common stock, $.01 par value, 50,000,000 shares authorized:
          Issued and outstanding shares - 11,913,631 shares on
               December 31, 2000 and 8,997,992 shares on March 31, 2000         119,136         89,980
     Paid-in-capital                                                         51,214,451     16,408,446
     Retained earnings (deficit)                                            (12,368,947)   (10,192,382)
                                                                          --------------  -------------
          TOTAL SHAREHOLDERS' EQUITY                                         38,964,640      6,306,049
                                                                          --------------  -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  42,318,411   $  9,610,391
                                                                          ==============  =============

Page  3 of 10

                                        APA OPTICS, INC.
                               CONDENSED STATEMENTS OF OPERATIONS



                                              Three Months Ended          Nine Months Ended
                                                 December 31,               December 31,
                                          ------------------------  ---------------------------
                                              2000         1999          2000          1999
                                          ------------  -----------  ------------  ------------
REVENUES                                  $   280,945   $  136,516   $   455,924   $   239,142

COSTS AND EXPENSES:
     Cost of sales                            737,063      712,743     1,752,855     1,742,292
     Research and development                 285,478      231,481       859,139       653,230
     Selling, general and administrative      504,300      170,736     1,286,278       670,031
                                          ------------  -----------  ------------  ------------
                                            1,526,841    1,114,960     3,898,272     3,065,553

LOSS FROM OPERATIONS                       (1,245,896)    (978,444)   (3,442,348)   (2,826,411)

OTHER INCOME (EXPENSE):
     Interest income                          642,187       25,665     1,394,029        73,622
     Interest expense                         (32,878)     (35,711)      (94,442)     (107,303)
                                          ------------  -----------  ------------  ------------
                                              609,309      (10,046)    1,299,587       (33,681)

LOSS BEFORE INCOME TAXES                     (636,587)    (988,490)   (2,142,761)   (2,860,092)

INCOME TAXES                                      250          250           750           750
                                          ------------  -----------  ------------  ------------

NET LOSS                                  $  (636,837)  $ (988,740)  $(2,143,511)  $(2,860,842)
                                          ============  ===========  ============  ============

NET LOSS PER SHARE:
     Basic and diluted                         ($0.05)      ($0.11)       ($0.20)       ($0.33)
                                          ============  ===========  ============  ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING
           Basic and diluted               11,913,287    8,955,187    10,940,216     8,663,912
                                          ============  ===========  ============  ============

Page  4 of 10

                                     APA OPTICS, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS



                                                                   Nine Months Ended
                                                                      December 31,
                                                               --------------------------
                                                                   2000          1999
                                                               ------------  ------------
OPERATING ACTIVITIES:
     Net loss                                                  $(2,143,511)  $(2,860,842)
     Adjustments to reconcile net loss to cash used
          in operating activities:
               Depreciation and amortization                       297,518       312,703
               Changes in operating assets and liabilities:
                    Accounts receivable                             11,668       (95,700)
                    Inventories and prepaid expenses               (52,101)      (61,072)
                    Accounts payable and accrued expenses          195,578        36,366
                    Other                                          (93,235)      (24,271)
                                                               ------------  ------------
                        Net cash used in operating activities   (1,784,083)   (2,692,816)

INVESTING ACTIVITIES:
     Property and equipment additions, net                        (406,448)     (177,622)
                                                               ------------  ------------
          Net cash used in investing activities                   (406,448)     (177,622)

FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                     39,835,156     1,880,075
     Redemption of preferred stock                              (5,000,000)            -
     Repayment of long-term debt                                  (146,149)     (119,153)
     Dividend on preferred stock                                   (33,054)            -
     Bond reserve funds                                           (113,543)       (9,019)
                                                               ------------  ------------
          Net cash provided by financing activities             34,542,410     1,751,903

INCREASE (DECREASE) IN CASH                                     32,351,879    (1,118,535)

CASH AND CASH EQUIVALENTS, beginning of period                   5,941,906     2,812,849
                                                               ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                       $38,293,785   $ 1,694,314
                                                               ============  ============

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



NOTE  2.  SHAREHOLDERS'  EQUITY

     On July 18, 2000 the Company redeemed all 500 shares of its outstanding 2% preferred stock for a total of $5,000,000 plus $33,054 in accrued dividends.

     During the nine months ended December 31, 2000, the Company sold a total of 2,845,868 shares of its common stock to various institutional investors under a Registration Statement on Form S-3. Net proceeds to the Company were $39,557,303.

NOTE  3.  EARNINGS  PER  SHARE


     The  following  table  sets  forth  the  computation of basic and diluted earnings per share:

                                             Three Months Ended          Nine Months Ended
                                                December 31,               December 31,
                                        -------------------------  --------------------------
                                             2000         1999          2000          1999
                                        ------------  -----------  ------------  ------------
Numerator:
   Net loss                             $  (636,837)  $ (988,740)  $(2,143,511)  $(2,860,842)
   Preferred stock dividends                      -            -       (33,054)            -
                                        ------------  -----------  ------------  ------------

   Numerator for basic and diluted
     earnings per share-loss available
     to common shareholders             $  (636,837)  $ (988,740)  $(2,176,565)  $(2,860,842)
                                        ------------  -----------  ------------  ------------

Denominator for basic and diluted
  earnings per share-weighted-
  average shares                         11,913,287    8,955,187    10,940,216     8,663,912
                                        ============  ===========  ============  ============

Basic and diluted earnings per share         ($0.05)      ($0.11)       ($0.20)       ($0.33)
                                        ============  ===========  ============  ============


                         ITEM 2. MANAGEMENT'S DISCUSSION
                         -------------------------------
                       AND ANALYSIS OF FINANCIAL CONDITION
                       -----------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


GENERAL
-------

     Prior to 1998, APA Optics, Inc. ("APA") generated significant revenues by providing research and development services in connection with projects sponsored by various government agencies. In fiscal 1998, APA shifted its emphasis from research and development to product development in an effort to capitalize on the proprietary technology it had developed. APA realized this shift would significantly reduce revenues and increase losses until APA generates revenues from the sale of its products.

APA  focuses  on  two  product  areas  for  development:

  - Fiber Optic Components. APA manufactures and markets DWDM (Dense Wavelength Division Multiplexing) multiplexer/demultiplexer components. These components enable DWDM systems to increase the bandwidth of a single Optical fiber between 8 and 80 times its original capacity. Based on patented and patent pending diffraction grating technology, these products address current and next generation DWDM networking requirements including:
        o   High  channel  counts  (up  to  80  in  a  single  component),
        o   Narrow  channel  spacing  (to  50  GHz),
        o   High  data  transmission  rates  (10  Gb/sec),

        o   Add/drop  multiplexing  (patent  pending),  and
        o   Fiber  free  communications  (single  mode  and  multimode).

  - Gallium Nitride (GaN) Semiconductors. APA is a research pioneer in GaN, a next generation semiconductor material. APA manufactures GaN Ultraviolet Radiation (UV) detectors and has integrated this technology into products Including the UV Power Meter, UV Lamp monitor, Detector/Amplifier module and the SunUVWatchTM.

RESULTS  OF  OPERATIONS
-----------------------

     Operating  revenues  for  the  three-month  and  nine-month  periods  ended
December  31,  2000,  were  $280,945  and  $455,924,  reflecting  106%  and  91%
increases, respectively, over the comparable periods in fiscal 2000. The majority of the increase occurred in sales of DWDM components that totaled $229,080 and $332,230 for the three-month and nine-month periods ended December 31, 2000, respectively. In November 2000, the Company decided to temporarily postpone large-scale production of its SunUVWatchTM in order to focus on improving the performance and reliability of the watch. The Company has completed  the  improvements  and expects to begin large-scale production of the
modified  SunUVWatchTM   by  the  first  quarter  of  fiscal  2002.

     Cost of sales increased for the three-month period ended December 31, 2000 to $737,063 reflecting a 3% increase over the comparable period in fiscal 2000. For the nine-month period ended December 31, 2000, cost of sales increased to $1,752,855, a 1% increase from the comparable period in fiscal 2000. Gross margins for sales were negative in both periods. The fluctuation in cost of sales and the negative gross margins are influenced by the low unit production and sales levels relative to the capital equipment and personnel committed to production in the early phases of market penetration of the Company's products. The Company expects to continue to experience negative gross margins until there is a significant increase in sales and production levels.

     Research and development expenses increased by $53,997 and $205,909 for the three and nine-month periods ended December 31, 2000. These amounts represent increases of 23% and 32% over research and development expenses in the comparable periods of fiscal 2000. The increases result from the Company's continued investment in the development of its DWDM and GaN technologies. The Company plans to expand its research and product development activities in the future and will incur increased expenses related to these activities.

     Selling, general and administrative expenses increased $333,564 and $616,247 for the three-month and nine-month periods ended December 31, 2000, reflecting 195% and 92% increases, respectively, over the comparable periods in fiscal 2000. The increases were primarily due to an increase in personnel as the Company prepares to meet anticipated demand for its products and costs associated with moving the listing of the Company's stock from the NASDAQ Small Cap Market to the NASDAQ National Market.

     Other income increased $619,355 and $1,333,268 for the three-month and nine-month periods ended December 31, 2000, respectively, over the comparable periods in fiscal 2000. The increases were due to interest income on the increased cash balance during the periods resulting from the issuance of common stock by the Company that netted $39.6 million. See Note 2 to the Financial Statements.

     The net loss was $636,837 (or $.05 per basic and diluted share) for the three months ended December 31, 2000, a decrease of $351,903 or 36% from the loss reported for the same period in fiscal 2000. For the nine months ended December 31, 2000, the net loss was $2,143,511 (or $.20 per basic and diluted share), a decrease of $717,331 or 25% from the loss reported for the same period in fiscal 2000. The smaller net loss is attributable to an increase in interest income and revenues primarily from DWDM sales, partially offset by the increase in the operating expenses described above.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and short-term investments primarily consist of certificates of deposits, US Government instruments or commercial paper with maturities of less than one year. The balance of cash and short-term investments at December 31, 2000 is $38,293,785 compared to $5,941,906 at March 31, 2000. The increase in cash and short-term investments primarily results from the sale of 2,845,868 shares of APA's common stock under a Registration Statement on Form S-3 for $100 million worth of common stock, of which approximately $41.5 million had been sold on or before December 31, 2000. The funds will be used for the capital expenditures described below, product development and marketing, the addition of personnel and to fund operations. APA believes that it has sufficient funds for operations for the remainder of fiscal 2001 and beyond.

     For the nine months ended December 31, 2000, APA used $1,784,083 of cash for operating activities, of which the most significant cause was the net loss of $2,143,511. APA used $406,448 net cash in investing activities in the same period, all for the purchase of equipment, primarily for the Aberdeen facility.

     APA anticipates a total of approximately $4 million in capital expenditures in fiscal 2001, primarily for equipment. The majority of the capital expenditures relate to the expansion and automation of the Company's production facilities and will be made in phases to meet demand for its products and to allow the Company to respond to new business opportunities.

FORWARD  LOOKING  STATEMENTS
----------------------------

     Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have been a material impact on the Company's performance, including, without limitation, delays in or increased costs of production, delays in or lower than anticipated sales of the Company's new products, the Company's ability to sell such products at a profitable price, the Company's ability to sell such products at a profitable price, the Company's ability to fund operations, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commision. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update such statements to reflect actual events.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
--------

     APA's operations are not currently subject to market risks for interest rates, foreign rates, commodity prices or other market price risks of a material nature.


                                     PART II

ITEM  1.  NOT  APPLICABLE
--------


ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
-------

     On October 23, 2000, the Company adopted a shareholder rights plan. Details regarding the plan are contained in the report on Form 8-K filed by the company on November 8, 2000.

ITEM  3.  NOT  APPLICABLE
--------

ITEM  4.  NOT  APPLICABLE
--------

ITEM  5.  NOT  APPLICABLE
--------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
--------

(a)  Exhibits:

     4 Share Rights Agreement dated October 23, 2000, by and between the Company and Wells Fargo Bank Minnesota N.A. as Rights Agent (filed as
           Exhibit 1 to the Registration Statements on Form 8-A filed November 8, 2000 and incorporated herein by reference.)

(b)  Reports  on  Form  8-K:

     On November 8, 2000, the Company filed a Form 8-K, dated October 23, 2000, reporting under Items 5 and 7 the adoption of a shareholder rights plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 APA  OPTICS,  INC.
       2/7/01                                    /s/  Anil K.  Jain
-------------------                              -------------------------------

        Date                                     Anil  K.  Jain
                                                 President and
                                                     Principal Executive Officer


       2/7/01                                    /s/  Robert  M.  Ringstad
-------------------                              -------------------------------

        Date                                     Robert  M.  Ringstad
                                                 Chief Financial Officer