Form 10-Q
period 2001-06-30
APA OPTICS INC /MN/
filed 2001-08-08
CIK 796505

Page 1 of 10


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001, or

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

                         Yes   [ X ]        No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class:                        Outstanding at July 19, 2001
 Common stock, par value $.01                     11,919,081

Page 2 of 10


                          PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                                  APA OPTICS, INC.
                              CONDENSED BALANCE SHEETS


                                                         June 30,       March 31,
                                                           2001           2001
                                                       -------------  -------------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 35,469,255   $ 21,225,492
  Short-term investments                                          -     15,759,000
  Accounts receivable                                       309,315        370,859
  Inventories:
    Raw materials                                           339,587        405,238
    Work-in-process & finished goods                         64,257         10,078
  Prepaid expenses                                           18,968         30,064
  Bond reserve funds                                         17,500         65,000
                                                       -------------  -------------
TOTAL CURRENT ASSETS                                     36,218,882     37,865,731

PROPERTY AND EQUIPMENT, NET                               3,547,816      3,248,191

OTHER ASSETS                                                804,967        800,529
                                                       -------------  -------------

TOTAL ASSETS                                           $ 40,571,665   $ 41,914,451
                                                       =============  =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $     44,298   $    495,410
  Accrued expenses                                          365,902        301,911
  Current portion of long-term debt                       2,022,992      2,337,221
                                                       -------------  -------------
TOTAL CURRENT LIABILITIES                                 2,433,192      3,134,542

LONG-TERM DEBT                                              478,803        499,610

SHAREHOLDERS' EQUITY:
  Undesignated shares; 4,999,500 shares authorized -
    none issued                                                   -              -
  Common stock, $.01 par value:
    Authorized - 50,000,000
  Issued and outstanding shares:
    11,915,456 shares on March 31, 2001 and
      11,919,081 shares on June 30, 2001                    119,191        119,155
  Paid-in-capital                                        51,639,369     51,614,972
  Retained earnings (deficit)                           (14,098,890)   (13,453,828)
                                                       -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                               37,659,670     38,280,299
                                                       -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 40,571,665   $ 41,914,451
                                                       =============  =============

Page 3 of 10


                                APA OPTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                            Three Months Ended
                                                 June 30
                                       --------------------------
                                          2001          2000
                                       ------------  ------------
REVENUES                               $   434,335   $    51,517

COSTS AND EXPENSES:
  Cost of sales                            942,853       406,072
  Research and development                 182,593       280,358
  Selling, general and administrative      436,615       367,886
                                       ------------  ------------
                                         1,562,061     1,054,316

LOSS FROM OPERATIONS                    (1,127,726)   (1,002,799)

OTHER INCOME (EXPENSE):
  Interest income                          519,589       136,402
  Interest expense                         (35,925)      (43,028)
                                       ------------  ------------
                                           483,664        93,374

LOSS BEFORE INCOME TAXES                  (644,062)     (909,425)

INCOME TAXES                                (1,000)         (250)
                                       ------------  ------------
NET LOSS                               $  (645,062)  $  (909,675)
                                       ============  ============

NET LOSS PER SHARE:
  Basic and diluted                    $     (0.05)  $     (0.10)
                                       ============  ============

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic and diluted                     11,917,291     9,193,663
                                       ============  ============

Page 4 of 10


                                 APA OPTICS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                June 30
                                                           2001          2000
                                                       ------------  ------------
OPERATING ACTIVITIES:
  Net loss                                             $  (645,062)  $  (909,675)
  Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation and amortization                        146,578        95,790
      Deferred compensation expense                         14,392         4,356
  Changes in operating assets and liabilities:
    Accounts receivable                                     61,544        (7,765)
    Inventories and prepaid expenses                        22,568       (39,337)
    Accounts payable and accrued expenses                 (401,513)      (24,899)
    Other                                                   (4,438)      (42,753)
                                                       ------------  ------------
Net cash used in operating activities                     (805,931)     (924,283)

INVESTING ACTIVITIES:
  Property and equipment additions, net                   (446,203)      (52,707)
                                                       ------------  ------------
Net cash used in investing activities                     (446,203)      (52,707)

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                    24,433    15,110,216
  Proceeds from the sale of short-term investments      15,759,000             -
  Repayment of long-term debt                             (335,036)     (113,305)
  Bond reserve funds                                        47,500        62,524
                                                       ------------  ------------
  Net cash (used in) provided by financing activities   15,495,897    15,059,435

INCREASE (DECREASE) IN CASH                             14,243,763    14,082,445

CASH AND CASH EQUIVALENTS, beginning of period          21,225,492     5,941,906
                                                       ------------  ------------

CASH AND CASH EQUIVALENTS, end of period               $35,469,255   $20,024,351
                                                       ============  ============

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE  1.  BASIS  OF  PRESENTATION

     The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.


NOTE  2.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          June 30
                                                     2001         2000
                                                 ------------  -----------

           Numerator:
           Numerator for basic and diluted
           earnings per share-loss available
           to common shareholders                $  (645,062)  $ (909,675)
                                                 ------------  -----------

           Denominator for basic and diluted
           earnings per share-weighted-
           average shares                         11,917,291    9,193,663
                                                 ============  ===========

           Basic and diluted earnings per share  $     (0.05)  $    (0.10)
                                                 ============  ===========

                         ITEM 2. MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Statements in this Report about future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties due to many factors, many of which are beyond our control. These factors include, but are not limited to, the continued development of our products, acceptance of those products by potential customers, our ability to sell such products at a profitable price, and our ability to fund our operations. For further discussion regarding these factors, see "Factors That May Affect Future Results."


OVERVIEW
--------

     We are engaged in designing, manufacturing, and marketing various optoelectronic products, ultraviolet (UV) detectors and related products and optical components. For several years, we also received significant revenues from research and development services projects sponsored by various government agencies. In fiscal 1998, we shifted our emphasis from research and development to product development, with the intent to eventually manufacture and market our own proprietary products. We received no revenues from this source in fiscal 2001 and do not expect any revenues from this source in fiscal 2002.

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

     Most companies in the communications equipment industry have been affected by the slowdown in telecommunications equipment spending. Weakness in the general economy, and the telecom sector in particular, continues to put downward pressure on component pricing, margins and profits. Industry analysts have repeatedly revised downward current year revenue and unit sales forecasts over the past six months. We are seeing the influence of these factors in the form of more aggressive pricing of components by our competitors and fewer requests for quotes from our customers. This aggressive pricing and the declining requests for quotes will likely have a negative impact on our financial performance for at least the next few fiscal quarters.

RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Revenues for the three-month period ended June 30, 2001, were $434,335, reflecting a 743% increase over the comparable period in the preceding fiscal year. The majority of the increase occurred in sales of DWDM components that totaled $415,031 for the first quarter of fiscal 2002 compared to $14,200 for the first quarter of fiscal 2001.

COST  OF  SALES

     Cost of sales increased for the three-month period ended June 30, 2001 to $942,853, reflecting a 132% increase over the comparable period in the preceding fiscal year. The increase in the cost of sales was related to the increased sales activity, expansion of quality programs and costs associated with testing products for compliance with certain industry standards. Gross margins for sales were negative in both periods. The fluctuation in cost of sales and the negative gross margins are influenced by the low unit production and sales levels relative to the capital equipment and personnel committed to production in the early phases of market penetration of our products. We expect to continue to experience negative gross margins until there is a significant increase in sales and production levels.

RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses decreased by $97,765 for the three-month period ended June 30, 2001. This represents a decrease of 35% over research and development expenses in the comparable period of the preceding fiscal year. The decrease is the result of our shift to production of DWDM components in the last half of fiscal 2001 and the associated transfer of expenses to cost of sales. The Company plans to expand its research and product development activities and will incur increased expenses related to these activities in the future.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses increased $68,729 for the three-month period ended June 30, 2001, reflecting a 19% increase over the comparable period in three-month period ended June 30, 2000. The increase was primarily due to an increase in personnel and expenses as we prepare to market our products, support an expanded quality initiative and implement enterprise resource planning software.

LOSS  FROM  OPERATIONS

     The loss from operations increased $124,927 or 12% for the three-month period ended June 30, 2001 over the comparable period in fiscal 2001. Increases in sales were offset by increases in the cost of sales related to expanded production staff and production facilities.

OTHER  INCOME  AND  EXPENSE

     Other income increased $390,290 for the three-month period ended June 30, 2001, over the comparable period in fiscal 2001. The increase was due to interest income on the increased cash and short-term investment balance maintained during the period. Interest rates have declined markedly over the past six months and we anticipate significant decreases in interest income as a result of these declines and as a result of the use of cash in operations and for capital expansion.

NET  LOSS

     The net loss for the three months ended June 30, 2001, was $645,062 (or $.05 per basic and diluted share), a decrease of $264,613 or 29% from the loss reported for the same period in fiscal 2001. The smaller net loss is attributable to an increase in interest income and revenues primarily from DWDM sales, partially offset by the increase in the operating expenses described above.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents primarily consist of certificates of deposits, US Government instruments or commercial paper with maturities of less than three months. The balance of cash and cash equivalents at June 30, 2001 is $35,469,255 compared to $21,225,492 at March 31, 2001.

     Cash used in operating activities was $805,931 for the three months ended June 30, 2001, compared to $924,283 for the comparable period in the preceding fiscal year. A decrease in the net loss for the first quarter of fiscal 2002 was partially offset by an increase in the use of cash to reduce accounts payable and accrued expenses.

     We used net cash of $446,203 in investing activities in the three months ended June 30, 2001, all of which was used for the purchase of property and equipment additions. This was a $393,496 increase over the cash used for investing activities for the comparable period in the preceding fiscal year and is primarily due to the ongoing expansion of our production capacity.

     Net cash provided from financing activities in the three months ended June 30, 2001 totaled $15,495,897. The increase was primarily the result of reclassification of $15,759,000 of short-term investments to cash and cash equivalents as the time to maturity of these investments shortened to less than three months. We used $335,036 for the scheduled reduction of debt. For the three months ended June 30, 2000, we generated net cash of $15,059,435 from financing activities including net proceeds of $15,110,216 from the sale of common stock.

     We anticipate a total of approximately $4 million in capital expenditures in fiscal 2002, primarily for equipment. The majority of the capital expenditures relate to the expansion and automation of our production and research and development facilities. The expenditures will be made in phases to meet demand for our products and to allow us to respond to new business opportunities.

     We believe we have sufficient funds for operations for the remainder of fiscal 2002 and beyond.

FACTORS  THAT  MAY  INFLUENCE  FUTURE  RESULTS
----------------------------------------------

     Several  factors  will  influence  our  future  results  including:

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

     We have not been profitable since fiscal 1990. As of June 30, 2001, we had an accumulated deficit of $14.1 million. We will incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to experience negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability.

WE MUST INCREASE OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER.

     Manufacturing of our products is a complex and precise process. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. We will be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

     (i) Difficulties in achieving adequate yields from new manufacturing lines,

     (ii) Difficulty maintaining the precision manufacturing processes required by our products while increasing capacity,

     (iii)The inability to timely procure and install the necessary equipment, and

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

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED BEFORE DELIVERY TO OUR CUSTOMERS.

     Some of our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the system, both current and future. In addition, our products may not operate as expected over long periods of time. Our customers may discover errors or defects in our products only after they have been fully deployed. If we are unable to fix errors or other problems, we could lose customers, lose revenues, suffer damage to our brand and reputation, and lose our ability to attract new customers or achieve market acceptance. Any of these factors would negatively impact cash flow and would seriously harm our business, financial condition and results of operations.

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

     There are several existing standards in the communications industry including the Telcordia GR1209 and GR1221 standards. Several of our existing and potential customers require or will require compliance with these standards. To date we have produced DWDM components that achieve compliance with some but not all of the requirements of these standards. Our inability to achieve full compliance with these and other standards could harm our business, financial condition and results of operations.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK.

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

                                     PART II
                        ITEMS 1 THROUGH 6  NOT APPLICABLE

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APA  OPTICS,  INC.
     8/7/01                                     /s/  Anil  K.  Jain
  -----------                                   -------------------------
      Date                                      Anil  K.  Jain
                                                President  and
                                                Chief  Executive  Officer


     8/7/01                                     /s/  Robert  M.  Ringstad
  -----------                                   -------------------------
      Date                                      Robert  M.  Ringstad
                                                Chief  Financial  Officer