Form 10-Q
period 2001-09-30
APA OPTICS INC /MN/
filed 2001-11-01
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001, or

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

                                    Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class:                       Outstanding at September 30, 2001
    Common stock, par value $.01                     11,875,881

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                                  APA OPTICS, INC.
                              CONDENSED BALANCE SHEETS

                                                        September 30,     March 31,
                                                            2001            2001
                                                        -------------  -------------

ASSETS
Current assets:
   Cash and cash equivalents                            $ 33,884,252   $ 21,225,492
   Short-term investments                                          -     15,759,000
   Accounts receivable                                       170,882        370,859
   Inventories:
      Raw materials                                          244,050        405,238
      Work-in-process                                         74,543         10,078
   Prepaid expenses                                           46,641         30,064
   Bond reserve funds                                         35,000         65,000
                                                        -------------  -------------
Total current assets                                      34,455,368     37,865,731

Property, plant and equipment, net                         3,846,209      3,248,191

Other assets                                                 821,572        800,529
                                                        -------------  -------------

Total assets                                            $ 39,123,149   $ 41,914,451
                                                        =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $     87,714   $    495,410
   Accrued expenses                                          347,000        301,911
   Current portion of long-term debt                       2,238,958      2,337,221
                                                        -------------  -------------
Total current liabilities                                  2,673,672      3,134,542

Long-term debt                                               246,944        499,610

Shareholders' equity:
   Undesignated shares:
      Authorized shares - 4,999,500
      Issued - none                                                -              -
   Common stock, $.01 par value:
      Authorized shares - 50,000,000
      Issued and outstanding shares:
         11,875,881 shares on September 30, 2001 and
         11,915,456 shares on March 31, 2001                 118,758        119,155
   Additional paid-in capital                             51,547,163     51,614,972
   Accumulated deficit                                   (15,463,388)   (13,453,828)
                                                        -------------  -------------
Total shareholders' equity                                36,202,533     38,280,299
                                                        -------------  -------------

Total liabilities and shareholders' equity              $ 39,123,149   $ 41,914,451
                                                        =============  =============

                                         APA OPTICS, INC.
                                CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended          Six Months Ended
                                                    September 30,              September 30,
                                            --------------------------  --------------------------
                                                2001          2000          2001          2000
                                            ------------  ------------  ------------  ------------
Revenues                                    $    87,574   $   123,462   $   521,909   $   174,979

Costs and expenses:
   Cost of sales                                957,316       609,720     1,900,168     1,015,792
   Research and development                     236,299       293,303       418,892       573,661
   Selling, general and administrative          510,217       414,092       946,832       781,978
                                            ------------  ------------  ------------  ------------
                                              1,703,832     1,317,115     3,265,892     2,371,431

Loss from operations                         (1,616,258)   (1,193,653)   (2,743,983)   (2,196,452)

Interest income                                 282,673       615,440       802,262       751,842
Interest expense                                (30,527)      (18,536)      (66,452)      (61,564)
                                            ------------  ------------  ------------  ------------
                                                252,146       596,904       735,810       690,278

Loss before income taxes                     (1,364,112)     (596,749)   (2,008,173)   (1,506,174)

Income taxes                                        387           250         1,387           500
                                            ------------  ------------  ------------  ------------

Net loss                                     (1,364,499)     (596,999)   (2,009,560)   (1,506,674)
Preferred stock dividend                              -       (33,054)            -       (33,054)
Excess of preferred stock redemption
   over carrying value                                -      (275,000)            -      (275,000)
                                            ------------  ------------  ------------  ------------

Net loss applicable to common shareholders  $(1,364,499)  $  (905,053)  $(2,009,560)  $(1,814,728)
                                            ============  ============  ============  ============

Net loss per share:
   Basic and diluted                             ($0.11)       ($0.08)       ($0.17)       ($0.17)
                                            ============  ============  ============  ============

Weighted average shares outstanding:
   Basic and diluted                         11,917,465    11,694,715    11,917,378    10,451,022
                                            ============  ============  ============  ============

                                 APA OPTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                           September 30
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

OPERATING ACTIVITIES
Net loss                                            $(2,009,560)  $(1,506,674)
Adjustments to reconcile net loss to net cash used
   in operating activities:
        Depreciation and amortization                   302,666       192,563
        Deferred compensation expense                    17,184             -
   Changes in operating assets and liabilities:
        Accounts receivable                             199,977       122,158
        Inventories and prepaid expenses                 80,146       (15,723)
        Accounts payable and accrued expenses          (379,791)       10,412
        Other                                                 -            86
                                                    ------------  ------------
Net cash used in operating activities                (1,789,378)   (1,197,178)

INVESTING ACTIVITIES
Purchases of property and equipment                    (859,684)      (97,685)
Investment in patents                                   (71,439)      (67,558)
                                                    ------------  ------------
Net cash used in investing activities                  (931,123)     (165,243)

FINANCING ACTIVITIES
Proceeds from the sale of common stock                   24,433    39,810,534
Proceeds from the sale of short-term investments     15,759,000             -
Repayment of long-term debt                            (350,929)     (131,537)
Repurchase of common stock                              (92,639)            -
Redemption of preferred stock                                 -    (5,033,054)
Bond reserve funds                                       39,396        55,445
                                                    ------------  ------------
Net cash provided by financing activities            15,379,261    34,701,388
                                                    ------------  ------------

Increase in cash and cash equivalents                12,658,760    33,338,967

Cash and cash equivalents at beginning of period     21,225,492     5,941,906
                                                    ------------  ------------

Cash and cash equivalents at end of period          $33,884,252   $39,280,873
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


NOTE  2.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended          Six Months Ended
                                                September 30,                September,
                                          -------------------------  --------------------------
                                             2001          2000          2001          2000
                                          -----------  ------------  ------------  ------------
Numerator:
   Net loss                              $(1,364,499)  $  (596,999)  $(2,009,560)  $(1,506,674)
   Preferred stock dividend                        -       (33,054)            -       (33,054)
   Excess of preferred stock redemption
     over carrying value                           -      (275,000)            -      (275,000)
                                          -----------  ------------  ------------  ------------

   Numerator for basic and diluted
     earnings per share-loss available
     to common shareholders              $(1,364,499)  $  (905,053)  $(2,009,560)  $(1,814,728)
                                          -----------  ------------  ------------  ------------

Denominator for basic and diluted
  earnings per share-weighted-
  average shares                          11,917,465    11,694,715    11,917,378    10,451,022
                                         ============  ============  ============  ============

Basic and diluted earnings per share          ($0.11)       ($0.08)       ($0.17)       ($0.17)
                                         ============  ============  ============  ============

NOTE  3.  STOCK  REPURCHASE  PLAN

     On September 19, 2001, the Board of Directors authorized the repurchase of up to the greater of $2,000,000 or 500,000 shares of our common stock. During the quarter ended September 30, 2001, we repurchased a total of 43,200 shares for $92,639 at an average price of $2.14 per share.

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


OVERVIEW
--------

     We are engaged in designing, manufacturing, and marketing various optoelectronic products, ultraviolet (UV) detectors and related products and optical components. For several years, we also received significant revenues from research and development services projects sponsored by various government agencies. In fiscal 1998, we shifted our emphasis from research and development to product development, with the intent to eventually manufacture and market our own proprietary products. We received no revenues from research and development activity in fiscal 2001 and do not expect any revenues from this activity in fiscal 2002.

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

     Most companies in the communications equipment industry have been affected by the slowdown in telecommunications equipment spending. We recently received notice from a customer that it was discontinuing development of an optical system utilizing our DWDM components. As a result, the customer cancelled the majority of an outstanding purchase order for 21 of our DWDM components.

     Weakness in the general economy, and the telecommunications sector in particular, continues to put downward pressure on component pricing, margins and profits. There are an increasing number of manufacturers of DWDMs pursuing this soft market bringing additional pressure to component pricing. Aggressive pricing and declining requests for quotes will likely have a negative impact on our financial performance for at least the next few fiscal quarters.

     During the quarter ended September 30, 2001, we made significant improvements in the environmental performance of our DWDMs. Environmental performance is a key test factor for qualification of our products under industry standards as promulgated by Telcordia. While we made significant progress in these areas, performance issues related to environmental specifications prevented us from shipping more product during the second quarter. Also, production uniformity issues have resulted in limited production of our SunUVWatch(R). These problems were still being resolved as of the end of October 2001.


RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Revenues for the quarter ended September 30, 2001, were $87,574, reflecting a 29% decrease from the comparable period in the preceding fiscal year, and were $521,909 for the six months ended September 30, 2001, an increase of 198% over the revenues for the comparable period in the preceding fiscal year. Lower demand for DWDM components and problems incurred in production resulting in delayed shipments of components were the primary factors contributing to the decline in revenues during the most recent fiscal quarter. The increase in revenues for the six months ended September 30, 2001, was largely the result of sales of our DWDM components during the first quarter of fiscal 2002.

COST  OF  SALES

     Cost of sales increased $347,596 to $957,316 for the quarter ended September 30, 2001, reflecting a 57% increase over the comparable period in the preceding fiscal year. For the six months ended September 30, 2001, cost of sales increased $884,376 or 87% over the comparable period in the preceding fiscal year. The increases in the cost of sales were the result of operating with increased production staff and facilities, increased sales during the first quarter, expansion of quality programs and costs associated with testing products for compliance with certain industry standards. Gross margins for sales were negative in both periods. The fluctuation in cost of sales and the negative gross margins are influenced by the low unit production and sales levels relative to the capital equipment and personnel committed to production in the early phases of market penetration of our products. We expect to continue to experience negative gross margins until there is a significant increase in sales and production levels.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses decreased by $57,004 for the quarter ended September 30, 2001. This represents a decrease of 19% from research and development expenses in the comparable period of the preceding fiscal year. For the six months ended September 30, 2001, research and development expenses decreased $154,769 or 27% from the comparable period in the preceding fiscal year. These decreases are partially the result of classifying a portion of these expenses as cost of goods sold rather than research and development expenses, as we focused more on the production of products for sale and less on research and development activities. We expect research and development expenses to remain constant or increase slightly for the foreseeable future with a gradual expansion of our research and product development activities.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses increased $96,125 for the quarter ended September 30, 2001, reflecting a 23% increase over the comparable period in the preceding fiscal year. For the six months ended September 30, 2001, selling, general and administrative expenses increased $164,854 or 21% over the comparable period in the preceding fiscal year. The increase was primarily due to an increase in personnel and other expenses as we prepare to market our products and develop expanded internal reporting and management systems.

LOSS  FROM  OPERATIONS

     The loss from operations expanded to $1,616,258, an increase of $422,605 or 35% for the quarter ended September 30, 2001 over the comparable period in fiscal 2001. For the six months ended September 30, 2001, the loss from operations increased $547,531 or 25% over the comparable period in the preceding fiscal year. The increased loss in the quarter ended September 30, 2001, was primarily the result of the decline in revenues from the previous fiscal quarter. Soft demand for DWDM components and problems we incurred related to production of DWDM components were major factors contributing to this decline.

OTHER  INCOME  AND  EXPENSE

     Other income decreased $344,758 or 58% for the quarter ended September 30, 2001, from the comparable period in fiscal 2001. For the six months ended September 30, 2001, other income increased $45,532 or 7% over the comparable period in the preceding fiscal year. The decrease for the quarter was due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations and capital investment. The increase in other income for the six months ended September 30, 2001, was primarily the result of the timing of sales of common stock in the preceding fiscal year and investment of the proceeds that began generating interest income during the second quarter of fiscal 2001. Interest rates have continued to decline and we anticipate continuing decreases in interest income as a result of these declines and as a result of the use of cash in operations and for capital expansion.

NET  LOSS

     The net loss for the quarter ended September 30, 2001, was $1,364,499 (or $0.11 per basic and diluted share), an increase of $767,500 or 129% from the net loss reported for the same period in fiscal 2001. For the six months ended September 30, 2001, the net loss was $2,009,560 (or $0.17 per basic and diluted share), a 33% increase over the net loss for the comparable period in the preceding fiscal year. For the quarter, the increased loss was attributable to the decline in revenues, the costs associated with increased staff and facilities, and the decline in interest income. For the six months ended September 30, 2001, the increased loss was attributable to the continued negative gross margin on product sales and the costs associated with increased staff and production facilities.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents primarily consist of certificates of deposits, US Government instruments or commercial paper with maturities of less than three months. The balance of cash and cash equivalents at September 30, 2001 is $33,884,252 compared to $21,225,492 at March 31, 2001. The increase in cash  is  primarily  the  result  of  the  maturing  of  short-term investments.

     Cash used in operating activities was $1,789,378 for the six months ended September 30, 2001, compared to $1,197,178 for the comparable period in the preceding fiscal year. The increase reflects increased sales with negative gross margins and increased costs associated with our larger staff and production facilities.

     We used net cash of $931,123 in investing activities in the six months ended September 30, 2001, compared to $165,243 for the same period of the preceding fiscal year. The funds were used for the purchase of equipment, facility repairs and leasehold improvements that had been deferred in prior years and to maintain existing and pursue new patents related to our technologies.

     Net cash provided from financing activities in the six months ended September 30, 2001 totaled $15,379,261. The increase was primarily the result of reclassification of $15,759,000 of short-term investments to cash and cash equivalents as the time to maturity of these investments shortened to less than three months. We used a net of $311,533 for the scheduled reduction of debt and $92,639 for the repurchase of common stock. We repurchased a total of 43,200 shares at an average cost of $2.14 per share. Additional information regarding the stock repurchase is available in the Notes to the Condensed Financial Statements under Part I and under Part II, Item 6 of this Form 10-Q. For the six months ended September 30, 2000, net cash provided by financing activities totaled $34,701,388. We raised $39,810,534 from the sale of common stock, used $5,033,054 to retire preferred stock and used a net of $76,092 for the scheduled reduction of debt.

     We anticipate a total of approximately $2.5 million in capital expenditures in fiscal 2002, primarily for equipment. The majority of the capital expenditures relate to the expansion and automation of our production and research and development facilities. The expenditures will be made in phases to meet demand for our products and to allow us to respond to new business opportunities.

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

FACTORS  THAT  MAY  INFLUENCE  FUTURE  RESULTS
----------------------------------------------

     Several  factors  will  influence  our  future  results  including:

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

     We have not been profitable since fiscal 1990. As of September 30, 2001, we had an accumulated deficit of $15.5 million. We will incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to experience negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability.

WE MUST INCREASE OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER.

     Manufacturing of our products is a complex and precise process. We recently experienced difficulty in delivering DWDM components in line with desired environmental specifications and have not yet resolved all the problems that prevented us from delivering the product. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. We will be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

     (i) Difficulties in achieving adequate yields from new manufacturing lines,
     (ii) Difficulty maintaining the precision manufacturing processes required by our products while increasing capacity,
     (iii) The inability to timely procure and install the necessary equipment, and
     (iv)    Lack  of  availability  of  qualified  manufacturing  personnel.

     The expansion and automation of our manufacturing facilities and related capital expenditures are being made in anticipation of a level of customer orders that may not be realized. If anticipated levels of customer orders are not received, we will not be able to generate positive gross margins and profitability.

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

WE WILL NEED TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO INCREASE REVENUE.

     The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. Consequently the products we develop may be made obsolete by competitive products before we generate revenue or profits from their sale. Our products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. We must continue to develop leading-edge products and introduce them to the commercial market quickly in order to be successful. This development activity is a lengthy process and requires significant resources. Many of our competitors have greater resources and technical staffs than we do. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.

OUR MARKETS ARE NEW AND ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS.

     The markets we serve are characterized by rapid technological changes, frequent new product introductions, changes in customer requirements and evolving industry standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted within our industry. If the standards that are actually adopted are different from those that we have chosen to support, our products may not achieve significant market acceptance.

     There are several existing standards in the communications industry including the Telcordia GR1209 and GR1221 standards. Several of our existing and potential customers require or will require compliance with these standards. We continue to make progress in achieving compliance with these standards and have produced DWDM components that achieve compliance with some but not all of the requirements of these standards. During the quarter ended September 30, 2001 we made significant improvements in the environmental performance of our DWDMs, but are currently not able meet all Telcordia requirements and have not begun formal testing under Telcordia specifications. If we are unable to achieve full compliance with these and other standards, our business, financial condition and results of operations will be adversely affected.

DEMAND FOR OUR PRODUCTS IS SUBJECT TO SIGNIFICANT FLUCTUATION.

     Demand for our products is dependent on several factors including capital expenditures in the communications industry. Capital expenditures can be cyclical in nature and result in protracted periods of reduced demand for component parts. Similarly, periods of slow economic expansion or recession can result in periods of reduced demand for our products. The continuing slowdown of the US economy and uncertainty related to the timing and extent of recovery have contributed to the decline in demand for components used in the communications industry. We recently received notice from a customer that it was discontinuing development of an optical system utilizing our DWDM components. As a result, the customer cancelled the majority of an outstanding purchase order for 21 of our DWDM components. Periods of reduced demand will harm our business, financial condition and results of operations.

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

ITEMS  1  THROUGH  3.  NOT  APPLICABLE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         (a)  The  Company  held  its Annual Shareholders' meeting on August 15,
              2001.
         (b) (1) The election of 5 directors to serve for one-year terms was approved. The individual results are as follows:

                                          Voting Authority
Name                  Affirmative Votes        Withheld          Abstain
--------------------------------------------------------------------------

Anil K. Jain             10,876,140            125,111             1,560
Kenneth A. Olsen         10,942,200             59,031             1,560
Gregory J Von Wald       10,992,501              8,750             1,560
William R. Franta        10,992,501              8,750             1,560
Michael A. Gort          10,992,501              8,750             1,560

     (2) The amendment of the 1997 Stock Compensation Plan to expand eligibility of employees to participate under the plan and to increase the number of shares reserved for issuance under the plan was approved. The vote was 9,610,993 shares in favor, 1,388,268 shares against and 3,550 abstentions. There were no broker non-votes.

ITEM  5.  NOT  APPLICABLE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

        10 1997 Stock Compensation Plan as amended through March 15, 2001 (filed with definitive proxy statement for 2001 Annual Meeting on July 19, 2001, and incorporated herein by reference.)

     (b)     Reports  on  Form  8-K.

               A Report on Form 8-K dated September 19, 2001, reported under Items 5 and 7 the adoption of a stock repurchase plan by the Company.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APA  OPTICS,  INC.


  11/01/01                                        /s/  Anil  K.  Jain
----------                                        ------------------------------

   Date                                           Anil  K.  Jain
                                                  President  and
                                                  Chief  Executive  Officer


  11/01/01                                        /s/  Robert  M.  Ringstad
----------                                        ------------------------------

   Date                                           Robert  M.  Ringstad
                                                  Chief  Financial  Officer