Form 10-Q
period 2001-12-31
APA OPTICS INC /MN/
filed 2002-02-06
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001, or

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

                          Yes [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class:                    Outstanding at January 31, 2002
          Common stock, par value $.01                  11,875,881

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                APA OPTICS, INC.
                             CONDENSED BALANCE SHEETS

                                                     December 31,     March 31,
                                                         2001           2001
                                                    --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  32,813,014   $ 21,225,492
  Short-term investments                                        -     15,759,000
  Accounts receivable                                      76,725        370,859
  Inventories:
    Raw materials                                          44,795        405,238
    Work-in-process                                        13,892         10,078
  Prepaid expenses                                         63,396         30,064
  Bond reserve funds                                       52,500         65,000
                                                    --------------  -------------
Total current assets                                   33,064,322     37,865,731

Property, plant and equipment, net                      3,784,027      3,248,191

Other assets                                              789,368        800,529
                                                    --------------  -------------

Total assets                                        $  37,637,717   $ 41,914,451
                                                    ==============  =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                  $      84,822   $    495,410
  Accrued expenses                                        285,678        301,911
  Current portion of long-term debt                     2,226,745      2,337,221
                                                    --------------  -------------
Total current liabilities                               2,597,245      3,134,542

Long-term debt                                            246,944        499,610

Shareholders' equity:
  Undesignated shares:
    Authorized shares - 4,999,500
    Issued - none                                               -              -
  Common stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares:
        11,875,881 shares on December 31, 2001 and
        11,915,456 shares on March 31, 2001               118,759        119,155
    Additional paid-in capital                         51,560,161     51,614,972
    Accumulated deficit                               (16,885,392)   (13,453,828)
                                                    --------------  -------------
Total shareholders' equity                             34,793,528     38,280,299
                                                    --------------  -------------

Total liabilities and shareholders' equity          $  37,637,717   $ 41,914,451
                                                    ==============  =============

                                        APA OPTICS, INC.
                                CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months Ended          Nine Months Ended
                                                   December 31,                December 31,
                                            --------------------------  --------------------------
                                                2001          2000          2001          2000
                                            ------------  ------------  ------------  ------------
Revenues                                    $    49,089   $   280,945   $   570,997   $   455,924

Costs and expenses:
   Cost of sales                              1,026,341       737,063     2,926,509     1,752,855
   Research and development                     342,224       285,478       761,116       859,139
   Selling, general and administrative          315,842       504,300     1,262,674     1,286,278
                                            ------------  ------------  ------------  ------------
                                              1,684,407     1,526,841     4,950,299     3,898,272

Loss from operations                         (1,635,318)   (1,245,896)   (4,379,302)   (3,442,348)

Interest income                                 244,499       642,187     1,046,760     1,394,029
Interest expense                                (30,933)      (32,878)      (97,385)      (94,442)
                                            ------------  ------------  ------------  ------------
                                                213,566       609,309       949,375     1,299,587

Loss before income taxes                     (1,421,752)     (636,587)   (3,429,927)   (2,142,761)

Income taxes                                        250           250         1,637           750
                                            ------------  ------------  ------------  ------------

Net loss                                     (1,422,002)     (636,837)   (3,431,564)   (2,143,511)
Preferred stock dividend                              -             -             -       (33,054)
Excess of preferred stock redemption
   over carrying value                                -             -             -      (275,000)
                                            ------------  ------------  ------------  ------------

Net loss applicable to common shareholders  $(1,422,002)  $  (636,837)  $(3,431,564)  $(2,451,565)
                                            ============  ============  ============  ============

Net loss per share:
   Basic and diluted                             ($0.12)       ($0.05)       ($0.29)       ($0.22)
                                            ============  ============  ============  ============

Weighted average shares outstanding:
   Basic and diluted                         11,875,881    11,913,287    11,903,496    10,940,216
                                            ============  ============  ============  ============

                                APA OPTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           December 31
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

OPERATING ACTIVITIES
Net loss                                            $(3,431,564)  $(2,143,511)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                     470,886       297,518
      Deferred compensation expense                      27,389        11,668
    Changes in operating assets and liabilities:
      Accounts receivable                               294,134       (52,101)
      Inventories and prepaid expenses                  323,298       195,578
      Accounts payable and accrued expenses            (426,820)      (93,235)
                                                    ------------  ------------
Net cash used in operating activities                (2,742,677)   (1,784,083)

INVESTING ACTIVITIES
  Purchases of property and equipment                  (938,722)     (313,127)
  Investment in patents                                 (64,521)      (93,321)
                                                    ------------  ------------
    Net cash used in investing activities            (1,003,243)     (406,448)

FINANCING ACTIVITIES
  Proceeds from the sale of common stock                 10,041    39,835,156
  Proceeds from the sale of short-term investments   15,759,000             -
  Repayment of long-term debt                          (363,140)     (146,149)
  Repurchase of common stock                            (92,639)            -
  Redemption of preferred stock                               -    (5,033,054)
  Bond reserve funds                                     20,180      (113,543)
                                                    ------------  ------------
    Net cash provided by financing activities        15,333,442    34,542,410
                                                    ------------  ------------

Increase in cash and cash equivalents                11,587,522    32,351,879

Cash and cash equivalents at beginning of period     21,225,492     5,941,906
                                                    ------------  ------------

Cash and cash equivalents at end of period          $32,813,014   $38,293,785
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


NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended          Nine Months Ended
                                                 December 31,                December 31,
                                         --------------------------  ---------------------------
                                             2001          2000          2001          2000
                                         ------------  ------------  ------------  -------------
Numerator:
   Net loss                              $(1,422,002)  $  (636,837)  $(3,431,564)  $(2,143,511)
   Preferred stock dividend                        -             -             -       (33,054)
   Excess of preferred stock redemption
     over carrying value                           -             -             -      (275,000)
                                         ------------  ------------  ------------  -------------

   Numerator for basic and diluted
     earnings per share-loss available
     to common shareholders              $(1,422,002)  $  (636,837)  $(3,431,564)  $(2,451,565)
                                         ------------  ------------  ------------  -------------

Denominator for basic and diluted
  earnings per share-weighted-
  average shares                          11,875,881    11,913,287    11,903,496    10,940,216
                                         ============  ============  ============  =============

Basic and diluted earnings per share          ($0.12)       ($0.05)       ($0.29)       ($0.22)
                                         ============  ============  ============  =============

NOTE 3. STOCK REPURCHASE PLAN

     On November 19, 2001, the Board of Directors authorized the repurchase of up to the greater of $2,000,000 or 500,000 shares of our common stock. No shares were repurchased during the quarter ended December 31, 2001. During the nine months ended December 31, 2001, we repurchased a total of 43,200 shares for $92,639 at an average price of $2.14 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Statements in this Report about future sales prospects and other matters to occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs regarding future events and can be identified by the use of forward-looking words such as "believes," "expects," "may,"
"will," "should," "intends," "plans," "estimates," "anticipates" or other similar terms. Forward-looking statements are subject to uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Uncertainties that may cause these differences include, but are not limited to:
     -    Fluctuation  in  the  demand  for  our  products;
     -    The  level  of  market  acceptance  of  our  products;
     -    The  development  of technically superior products by our competitors;
     -    Our  ability  to  sell  our  products  at  a  profitable  price;  and
     -    Our  ability  to  fund  our  operations  through  positive  cash flow.

For further discussion regarding these and other uncertainties, see "Factors That May Affect Future Results."


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

     For the last several years our goal has been to manufacture and market products/components based on our technology developments. We have focused on dense wavelength division multiplexer (DWDM) components for fiber optic communications and gallium nitride (GaN) based ultraviolet (UV) detectors comprising components and integrated detector/electronic/display packages for both industrial and consumer applications. The consumer application is in the form of a wristwatch marketed under the name SunUVWatch(R).

     We chose these two product areas because we believe they have significant potential markets and because we have expertise and/or patent positions related to them. In addition to these products, we manufacture custom optics for various industrial customers.

     The telecommunications industry continues to experience reduced demand for capital goods such as our DWDM components. We expect this period of reduced demand to continue for several months. This weakness continues to put downward pressure on component pricing, margins and profits. The presence of several manufacturers of DWDMs pursuing this soft market has also added downward pressure to component pricing. Aggressive pricing and declining requests for quotes will likely have a negative impact on our financial performance for at least the next few fiscal quarters.

     Environmental performance is a key test factor for qualification of our products under industry standards as promulgated by Telcordia. During the quarter ended December 31, 2001, we continued to make improvements in the environmental performance of our DWDMs. However, we have not yet begun formal testing of our DWDM components for Telcordia compliance.

     We have resolved most of problems related to mechanical and electronic aspects of this product that previously delayed full release, we have launched a promotional campaign, and we have an initial set of distributors in place. We believe that awareness of the risks of excessive UV exposure continues to grow and that this awareness should support demand for this product. However, we still face the significant challenges of creating consumer awareness of the SunUVWatch(R)'s usefulness in measuring UV exposure and increasing production at our offshore assembler.


RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Revenues for the quarter ended December 31, 2001, were $49,089, reflecting a 83% decrease from the comparable period in the preceding fiscal year, and were $570,997 for the nine months ended December 31, 2001, an increase of 25% over the revenues for the comparable period in the preceding fiscal year. Lack of demand for DWDM components and problems in production that resulted in delayed shipments and cancelled orders were the primary factors contributing to the decline in revenues during the most recent fiscal period. The increase in revenues for the nine months ended December 31, 2001, was largely the result of sales of our DWDM components during the first quarter of fiscal 2002.

COST  OF  SALES

     Cost of sales increased $289,278 to $1,026,341 for the quarter ended December 31, 2001, reflecting a 39% increase over the comparable period in the preceding fiscal year. For the nine months ended December 31, 2001, cost of sales increased $1,173,654 or 67% to $2,926,509 over the comparable period in the preceding fiscal year. The increases in the cost of sales were the result of operating with increased production staff and facilities, increased sales during the first quarter, expansion of quality programs and costs associated with testing products for compliance with certain industry standards. Gross margins for sales were negative in both periods. The fluctuation in cost of sales and the negative gross margins are influenced by the low unit production and sales levels relative to the capital equipment and personnel committed to production in the early phases of market introduction of our products. We expect to continue to experience negative gross margins until there is a significant increase in sales and production levels.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses increased by $56,746 to $342,224 for the quarter ended December 31, 2001. This represents an increase of 20% from research and development expenses in the comparable period of the preceding fiscal year. For the nine months ended December 31, 2001, research and development expenses decreased $98,023 or 11% to $761,116 from the comparable period in the preceding fiscal year. The increase during the quarter ended December 31, 2001 reflects the strategic realignment of staff, part of which was the increase in research and development efforts in GaN based power transistors. For the nine months the decrease in research and development expenditures reflects increased commitment to production during the first quarter of fiscal 2002. We expect research and development expenses to increase for the foreseeable future with a gradual expansion of our research and product development activities.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses decreased $188,458 to $315,842 for the quarter ended December 31, 2001, reflecting a 37% decrease over the comparable period in the preceding fiscal year. For the nine months ended December 31, 2001, selling, general and administrative expenses decreased $23,604 or 2% to $504,300 over the comparable period in the preceding fiscal year. The decrease for the quarter is primarily the result of non-recurring expenses related to adoption of a shareholders rights plan and incentive compensation paid to management in the quarter ended December 31, 2000. There were no similar expenses in the quarter ended December 31, 2001.

LOSS  FROM  OPERATIONS

     The loss from operations was $1,635,318, an increase of $389,422 or 31% for the quarter ended December 31, 2001 over the comparable period in fiscal 2001. For the nine months ended December 31, 2001, the loss from operations increased $936,954 or 27% to $4,379,302 over the comparable period in the preceding fiscal year. The increased loss in the quarter ended December 31, 2001, was primarily the result of the decline in revenues from the previous fiscal quarter. The lack of demand for DWDM components and production problems related to DWDM components were the major factors contributing to this decline.

OTHER  INCOME  AND  EXPENSE

     Other income decreased $395,743 or 65% to $213,566 for the quarter ended December 31, 2001, from the comparable period in fiscal 2001. For the nine months ended December 31, 2001, other income decreased $350,212 or 27% to $609,309 over the comparable period in the preceding fiscal year. The decreases for the quarter and for the nine months were due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations and capital investment. Interest rates have continued to decline and we anticipate continuing decreases in interest income as a result of these declines and as a result of the use of cash in operations and for capital expenditures.

NET  LOSS

     The net loss for the quarter ended December 31, 2001, was $1,422,002 (or $0.12 per basic and diluted share), an increase of $785,165 or 123% from the net loss reported for the same period in fiscal 2001. For the nine months ended December 31, 2001, the net loss was $3,431,564 (or $0.29 per basic and diluted share), a 40% increase over the net loss for the comparable period in the preceding fiscal year. For the quarter, the increased loss was attributable to the decline in revenues, the costs associated with increased staff and facilities, and the decline in interest income. For the nine months ended December 31, 2001, the increased loss was attributable to the continued negative gross margin on product sales and the costs associated with increased staff and production facilities.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents primarily consist of certificates of deposits, US Government instruments or commercial paper with maturities of less than three months. The balance of cash and cash equivalents at December 31, 2001 is $32,813,014 compared to $21,225,492 at March 31, 2001. The increase in cash is primarily the result of the maturing of short-term investments.

     Cash used in operating activities was $2,742,677 for the nine months ended December 31, 2001, compared to $1,784,083 for the comparable period in the preceding fiscal year. Our use of cash in operations was primarily the result of our operating loss and the payment of outstanding accounts payable during the period. Our use of cash was partially offset by non-cash charges related to depreciation, amortization, a provision for obsolete inventory, and the collection of accounts receivable.

     We used net cash of $1,003,243 in investing activities in the nine months ended December 31, 2001, compared to $406,448 for the same period of the preceding fiscal year. The funds were used for the purchase of equipment, facility repairs and leasehold improvements that had been deferred in prior years and to maintain existing and pursue new patents related to our technologies.

     Net cash provided from financing activities in the nine months ended December 31, 2001 totaled $15,333,422. The increase was primarily the result of reclassification of $15,759,000 of short-term investments to cash and cash equivalents as the time to maturity of these investments shortened to less than three months. We used a net of $363,140 for the scheduled reduction of debt and $92,639 for the repurchase of common stock. We repurchased a total of 43,200 shares at an average cost of $2.14 per share. For the nine months ended December 31, 2000, net cash provided by financing activities totaled $34,542,410. We raised $39,835,156 from the sale of common stock, used $5,033,054 to retire preferred stock and used a net of $146,149 for the scheduled reduction of debt.

     We anticipate a total of approximately $1.5 million in capital expenditures in fiscal 2002, primarily for equipment. The majority of the capital expenditures relate to the expansion and automation of our production and research and development facilities.

     We believe we have sufficient funds for operations for at least the next 12 months. Our rate of consumption of cash could change depending upon our level of research and development activity, our level of marketing and advertising activities, and/or acquisition activities.


TRENDS  AND  OUTLOOK
--------------------

     We continue to experience performance issues related to environmental specifications in our DWDM products and we are currently working to identify and remedy the design and/or manufacturing deficiencies that are the cause of the problems. Our industrial GaN products are still under development and have not been distributed in any quantity that establishes commercial viability. As of January 31, 2002, we have no order backlog or requests for quotes for any of our products. In addition, the current costs of production of our products would likely result in negative gross margins on any order for DWDM components under current market conditions.

     We are confident in the merit of our DWDM and GaN technologies and believe that commercial viability can be established within the foreseeable future. However, we do not anticipate achieving profitability unless and until 1) production costs for DWDM's are reduced, the design and manufacturing processes are demonstrated to repeatedly produce components meeting the Telcordia qualification requirements, the demand for these components returns, and 2) we can generate SunUVWatch(R) unit sales at production volumes.

FACTORS  THAT  MAY  INFLUENCE  FUTURE  RESULTS
----------------------------------------------

     Several  factors  will  influence  our  future  results  including:

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

     We have not been profitable since fiscal 1990. As of December 31, 2001, we had an accumulated deficit of $16.9 million. We will incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to experience negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. During the last fiscal quarter, we did not generate any material revenues from the sale of our DWDM or GaN based product offerings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues while containing costs and operating expenses if we are to achieve profitability.

WE  MUST  REDUCE  OUR  COST  OF PRODUCTION IF WE ARE TO ACHIEVE ACCEPTABLE GROSS
--------------------------------------------------------------------------------
MARGIN  LEVELS.
---------------

     From the time we began marketing our DWDM components in fiscal 1999, average selling prices for these components have declined and we believe they will continue to decline. We must continually find means of reducing our cost of production if we are to achieve and maintain acceptable levels of gross margin on these products. While we believe we will be able to reduce our DWDM production costs in the foreseeable future, our competitors may reduce their costs faster and more significantly than we can. Our inability to competitively reduce production costs could seriously harm our results of operations and financial condition.

WE  HAVE  RECENTLY  EXPERIENCED  QUALITY  CONTROL  PROBLEMS

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

WE MUST INCREASE OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER.

     We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. In order to sell our products in commercial volumes and to decrease our costs of production per unit, we will be required to hire, train and manage additional manufacturing personnel and improve our production processes. There are numerous risks associated with rapidly increasing capacity, including:

     - Difficulties in achieving adequate yields from new manufacturing lines,

     - Difficulty maintaining the precision manufacturing processes required by our products while increasing capacity,

     - The inability to timely procure and install the necessary equipment, and

     -    Lack  of  availability  of  qualified  manufacturing  personnel.

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

OUR DEPENDENCE ON OUTSIDE MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY DELAYS.

     Some of the components incorporated into our products are purchased from outside vendors. If these vendors fail to supply us with components on a timely basis or fail to deliver components that meet our specifications, we could experience significant delays in shipping our products. Any significant interruption or deficiency in the supply or support of any components could seriously harm our sales and our relationships with our customers.

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED BEFORE DELIVERY TO OUR CUSTOMERS.

     Some of our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the customer's system, both current and future. In addition, our products are relatively new and may not operate as expected over long periods of time. Our customers may discover errors or defects in our products only after they have been fully deployed. If we are unable to fix errors or other problems, we could lose customers, lose revenues, suffer damage to our brand and reputation, incur liability for repair or replacement of defective parts or damage to customers, and lose our ability to attract new customers or achieve market acceptance. Any of these factors would negatively impact cash flow and would seriously harm our business, financial condition and results of operations.

WE WILL NEED TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO INCREASE REVENUE.

     The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop and require more capital to develop than originally anticipated. In addition, products that we may develop may not achieve commercial acceptance. Consequently the products we develop may be made obsolete by competitive products before we generate revenue or profits from their sale. Our products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. We must continue to develop leading-edge products and introduce them to the commercial market quickly in order to be successful. This development activity is a lengthy process and requires significant resources. Many of our competitors have greater resources and technical staffs than we do. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.

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

     There are several existing standards in the communications industry including the Telcordia GR1209 and GR1221 standards. Several of our existing and potential customers require or will require compliance with these standards. We continue to make progress in achieving compliance with these standards and have produced DWDM components that achieve compliance with some but not all of the requirements of these standards. During the quarter ended December 31, 2001 we made significant improvements in the environmental performance of our DWDMs, but are currently not able meet all Telcordia requirements and have not begun formal testing under Telcordia specifications. If we are unable to achieve full compliance with these and other standards, our business, financial condition and results of operations will be adversely affected.

DEMAND FOR OUR PRODUCTS IS SUBJECT TO SIGNIFICANT FLUCTUATION.

     Demand for our products is dependent on several factors including capital expenditures in the communications industry. Capital expenditures can be cyclical in nature and result in protracted periods of reduced demand for component parts. Similarly, periods of slow economic expansion or recession can result in periods of reduced demand for our products. The continuing slowdown of the US economy and uncertainty related to the timing and extent of recovery has contributed to the decline in demand for components used in the communications industry. Periods of reduced demand will harm our business, financial condition and results of operations.

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


                                     PART II

ITEMS 1 THROUGH 5. NOT APPLICABLE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)     Reports on Form 8-K.

                    A Report on Form 8-K dated November 19, 2001, reported the adoption of a stock repurchase plan by the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APA OPTICS, INC.


 2/05/01                                    /s/ Anil K. Jain
---------                                   ----------------------
   Date                                     Anil K. Jain
                                            President and
                                            Chief Executive Officer


 2/05/01                                    /s/ Robert M. Ringstad
---------                                   ----------------------
   Date                                     Robert M. Ringstad
                                            Chief Financial Officer