Form 10-K
period 2002-03-31
APA OPTICS INC /MN/
filed 2002-06-14
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________ .


                         COMMISSION FILE NUMBER 0-16106

                                APA OPTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           MINNESOTA                                      41-1347235
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 24, 2002, was approximately $22,904,368.

     The number of shares of common stock outstanding as of May 24, 2002 was 11,875,881.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our proxy statement for the annual shareholders meeting to be held in August 2002 are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS.

     Since the founding of APA Optics, Inc. in 1979, we have focused on leading edge research in gallium nitride (GaN), sophisticated optoelectronics, and optical systems, with the primary goal of developing advanced products for subsequent fabrication and marketing. Based on this research we have developed multiple products including dense wavelength division multiplexing (DWDM) optical components, a range of GaN based devices, and precision optical products. We believe that our DWDM and GaN product areas have significant potential markets and we have developed specific expertise and/or patent positions relevant to them. As a long time designer and manufacturer of precision optical components, we also have substantial expertise in this area.

     In addition to manufacturing and marketing products, we are actively seeking to license certain portions of our intellectual property portfolio related to GaN to other companies. While we have had discussions with multiple companies, we have not entered into any license arrangements as of the date of this report. We consider the market for products using our GaN technology to be just now emerging. Such products may include GaN based transistors for cell phone base stations.

     Our DWDM components are designed to enable operators of fiber optic networks to cost effectively increase the capacity of their networks. Several factors, including deregulation of the telcom industry and readily available capital, fueled strong growth in the construction of these networks in recent years, which has resulted in overcapacity. This overcapacity, coupled with a recession and significantly tighter capital markets, has lead to a steep decline in capital expenditures for fiber optic networks and network components, including DWDMs.

     In fiscal 2000, we eliminated our R&D contracts (historically a significant source of revenue for us) to concentrate on development and production of our own proprietary products. This shift has significantly reduced our revenues and increased our losses, which will continue until we realize significant revenues from these products.


DESCRIPTION OF BUSINESS.

Products

We currently offer the products described below.

-         Dense  Wavelength  Division  Multiplexing  (DWDM)  Components.  We
          -------------------------------------------------------------
     manufacture and market a family of DWDM components based on patented bulk diffraction grating technology. These components enable fiber optic networks to transmit data simultaneously on several wavelengths of light within each optical fiber of a cable as opposed to a single wavelength of light in networks not employing DWDM technology. This multiplexing of data streams using different wavelengths of light significantly increases the volume of data transmission through an optical network without requiring the installation of additional fiber optic cable. Our DWDM components offer leading-edge performance for key parameters, such as insertion loss and crosstalk, which determine the integrity of the signals combined on the fiber. These advantages are magnified as more and more individual signals are multiplexed onto a single fiber, a current trend in the industry. These components also operate without need for additional temperature control, a feature that supports the network operator's goal of minimizing power consumption.

          Our design allows us to configure DWDM components to work with singlemode or multimode optical fiber. Singlemode fiber is typically associated with transmission over long distances (required for long haul networks) and metro area rings, while multimode fiber is typically associated with shorter networks found in campus and local area networks. Multimode demultiplexers are also an enabling component for multiwavelength fiber free communications systems.

          We hold three patents in this field, the earliest of which was issued in September 1995. In addition, we have two pending patents and numerous international filings covering key markets in Europe and Asia.

-         Precision  Optical Products. We manufacture and sell precision optical
          ---------------------------
     products to third parties; however, we expect a significant portion of our capacity in this area to be directed at supplying components for our DWDM components in the future. Custom optical products include:

     -    Optical  Lens  Systems. We design and build multi-element lens systems
          ----------------------
          and components, including mounting structures, for precision quality optical needs in many applications, including laser-based systems, imaging systems, inspection systems, display systems, display optics, focusing optics for ultraviolet fire alarms, alignment verification optics for dual magnetic recording heads, and multi-magnification optics systems for optical comparators.

     -    Optical  Thin  Film Coatings. We custom design, develop, and fabricate
          ----------------------------
          optical thin film coatings for optical components of lasers, laser systems, optical instruments, and optical devices. Our antireflective coatings are deposited onto APA-fabricated lens components. We also use our thin film coating facility to design, develop and fabricate coatings for lens components supplied by customers.

     -    Optical  Windows  and  Flats.  We manufacture standard, off-the-shelf,
          ----------------------------
          high  quality,  optical  windows  and  reference  flats.

-         Ultraviolet (UV) Detectors.  We  currently manufacture and sell a wide
          ---------------------------
     range of UV detectors. The UV detectors are high response compound semiconductor devices based on gallium nitride (GaN) and aluminum gallium nitride (AlGaN). They are compact and rugged compared to competing technologies and have applications in spectrometry, UV curing processes, UV lamp monitors, solar radiation measurement, excimer-laser measurement and calibration, biomedical instrumentation, and flame detection and monitoring. We have been awarded seven patents in the area of compound semiconductor devices and have one pending

While we currently manufacture and sell a wide range of UV detectors as components, our focus in this area is on value-added products based on our UV detectors. We plan to actively market two such products in Fiscal 2003:

-         Sun(UV)Watch(R).  The  Sun(UV)Watch(R)  is  a  personal  ultraviolet
          ----------------
     radiation (UV) monitor that also incorporates a time/day/date function. It detects and monitors UV radiation that is potentially hazardous to human health, telling the user the safe exposure time according to government recommendations and sounding an alarm when that time has expired. Through fiscal 2002 we trial marketed our Sun(UV)Watch(R). Based on the results of this trial marketing we made several improvements to the product and are preparing for a full rollout in fiscal 2003. All of our UV sensing value-added products are built around our production UV detectors. We plan to market a family of products designed to be worn on the wrist like a watch or clipped on a personal item such as a backpack or golf bag. We believe that there are significant international markets for this type of product in addition to the US market. We expect to commit significant resources to the rollout of these products and, based on consumer response, may commit significant resources to expand our product offering in this area.

-         TRUVMETER(TM) and Software. This product is targeted at industrial and
          --------------------------
     scientific users interested in measuring UV wavelengths with no sensitivity to visible or infrared (IR) light. The product consists of a detector on a cable that is connected to a computer, and software that allows the computer to operate like a meter and data-logging instrument. Example target markets are manufacturers of UV lamps and users of UV-cured inks and paints.

Our research and development efforts are currently focused on the products described below.

-         Compound  Semiconductor  Electronic Devices: We have been a pioneer in
          -------------------------------------------
     the research of transistors based on GaN/AlGaN heterojunctions and are maintaining a R&D capability in this technology while assessing commercialization opportunities. There are significant markets emerging for these devices with the rapid growth of cellular phone use and associated infrastructure, and in other high power/frequency/temperature applications. Two of our seven awarded patents in this technology are fundamental to the transistor structure. Significant resources would be required should we choose to develop a full product line in this area.

-         Components  and  Modules  for  Fiber  Optics Networks: To build on the
           ----------------------------------------------------
     strength of our DWDM components, the Company is exploring the market potential for new components and value-added modules for fiber optics telecommunications networks. We are also exploring other variants of the DWDM line incorporating passive and active functions. Much of this work is based on a technology called integrated optics, which creates optical components on planer waveguide devices with integrated circuit-like processes. The development of products based on integrated optics technology will require the commitment of significant resources.

          Near the end of fiscal 2001, we formed an alliance with Harris Corporation to jointly develop and market a product utilizing our DWDMs which enables 10 Gigabit Ethernet to be transported over existing multimode fiber installations in short haul applications (distances up to 1,000 meters) such as business and academic campuses. A lack of standards upon which to base such a device had postponed the further development and introduction of this product. Industry groups have recently made progress toward establishment of applicable standards. The current design of our product would not support these standards. We continue to monitor the commercial viability of this product for niche applications but do not have any definitive time frame for its introduction. The 10 Gigabit Ethernet product is based on our current DWDM technology and would not require significant resources for further development.

Marketing  and  Distribution

     We market our DWDM and UV detector products through a variety of channels including advertising in relevant professional magazines, showcasing them in trade shows, direct mailing, personal visits, and by use of manufacturer's representatives and distributors domestically and in various countries (including Japan, Germany, Italy and France). We do not currently maintain a large internal sales force. We have one sales person dedicated to the SunUVWatch(R) and we also maintain product information on our website.

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

Patents  and  Intellectual  Property

     As of March 31, 2002, we had 12 patents issued in the United States and six patents applied for inside and outside the United States. We believe our success heavily depends upon technology we develop internally. The markets for our products are characterized by rapid change and continual innovation that could render our technology and patents obsolete before their statutory protection expires. Several of the companies we compete with have greater research and development resources than we do and could develop technologies and products that are similar or even superior to ours without infringing on our intellectual property.

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

     During fiscal 2002, revenues from three customers represented 28%, 23% and 14% of our total revenues each. In fiscal 2001, we had three customers whose sales represented 19%, 16%, and 15% of total revenues each. While significant as a percentage of revenues, the revenues in total dollars were not as significant and the loss of any one of these customers would not have a material adverse effect on the Company. Revenues from U.S. government agencies constituted more than ten percent of our total operating revenues in fiscal year 2000. During fiscal year 2000, 35% of our sales were to the U.S. Army and 3% of our sales were to the U.S. Navy.

Backlog

     We had no backlog of orders at March 31, 2002 compared to approximately $545,000 at March 31, 2001 and none at March 31, 2000.

     We had no backlog of uncompleted research contracts at March 31, 2002 or March 31, 2001, as compared to $28,400 at March 31, 2000. The elimination of the backlog in uncompleted contracts is the direct result of our shift from contract R&D to product development and promotion.

Competition

     The optoelectronics and compound semiconductor electronic device markets are evolving rapidly and, therefore, the competitive landscape changes continually. The opportunities presented by these markets have fostered a highly competitive environment. Over time, this competition will likely result in price reductions and lower profit margins for the companies serving this market. Many of the companies engaged in these businesses are well financed and have significantly greater research, development, production, and marketing resources than we do. Some of these companies have long operating histories, well-established distribution channels, broad product offerings and extensive customer bases. Our ability to compete with these companies will depend largely on the performance of our devices, our ability to innovate and develop solutions for our customers, the extent and strength of our intellectual property, and our ability to convince customers to adopt our technology early in their design cycle.

     Competitors for our DWDM products include Lightwave Microsystems, Inc., NetTest, LightChip, Inc., Wavesplitter Technologies, Inc., Alcaltel Optronics, Corning Incorporated and JDS Uniphase Corporation. Competitors for our GaN products include SVT (GaN UV detectors), and various UV detector makers using silicon or other semiconductor materials that do not perform comparably to GaN, but are lower-priced. We are not aware of any companies currently marketing a personal UV monitor in a watch configuration; however, we are aware of intellectual property for this general type of product. Newport, Melles Griot and Oriel offer scientific UV meters, some of which include GaN detectors as an option. A number of firms offer lower-performance, lower-cost UV meters for industrial applications. Competitors for GaN/AlGaN transistors, which are currently in the R&D phase at APA Optics, include Cree, Inc., Nitronex Corporation, RFMD Corporation, and some Japanese and European firms.

Research  and  Development

     During the fiscal years ended March 31, 2002, 2001, and 2000, we spent approximately $1,114,100, $1,176,000, and $919,000, respectively, on research and development, all of which was related to the DWDM, compound semiconductor electronic devices, UV detector and related products. In addition, in fiscal years 2002 and 2001, we had no research activities sponsored by customers compared to $978,000 for fiscal year 2000. We operate in highly competitive and rapidly evolving markets and plan to commit significant resources for research and development for the foreseeable future. We will consider locating research and development facilities in locations other than our current facilities in Minnesota and South Dakota, including locations outside the United States, based on several factors, including accessibility to qualified personnel and facility costs.

Employees

     As of March 31, 2002, we had 51 full-time employees (including executive officers). Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Some of the statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our increasing expenses and negative cash flow will significantly harm our financial position.

     We have not been profitable since fiscal 1990. As of March 31, 2002, we had an accumulated deficit of $18.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Declining average selling prices for our DWDM products will require us to reduce production costs to effectively compete and market these products.

     Since the time we first introduced our DWDM components to the marketplace we have seen the average selling price of this type of component decline. We expect this trend to continue. To achieve profitability in this environment we must continually decrease our costs of production. In order to reduce our production costs, we will continue to pursue one or more of the following:

     - Seek lower cost suppliers of raw materials, components, or assemblies within the United States, or internationally including Asia,
     -    Work  to  further  automate  our  assembly  process,  or
     -    Develop  value-added  components.
          We will also seek to form strategic alliances with companies that can supply these services.

     Decreases in average selling prices also require that we increase unit sales to maintain or increase our revenue. Our efforts to increase revenues could include:

     - Expansion of our product offerings, both through internally developed and externally sourced products, and

     -    Expansion  of  our  international  marketing  efforts.

     There can be no guarantee that we will achieve these objectives or goals. Our inability to decrease production costs or increase our unit sales could seriously harm our business, financial condition and results of operations.

We have limited experience in the development, manufacturing, marketing and distribution of products internationally.

     If our efforts to reduce our costs to develop and manufacture our products and/or seek more international customers leads to the expansion of offshore subcontracting or the establishment of facilities outside of the United States, we will be subject to inherent risks, including, without limitation:

     - Reduced protection of intellectual property rights in foreign countries in which we may choose to operate;
     -    Difficulties  in  attracting,  training and retaining qualified staff;
     -    Political  and  economic  instability,  terrorism  or  war;
     -    The  burden  of  complying  with  foreign laws and tax structures; and
     -    Risks  associated  with  fluctuations  in  the  value  of  currencies.

Demand for our products is subject to significant fluctuation. Market conditions in the telecommunications market in particular may harm our financial condition.

     Demand for our products is dependent on several factors including capital expenditures in the communications industry. Capital expenditures can be cyclical in nature and there may be protracted periods of reduced demand for component parts. Similarly, periods of slow economic expansion or recession can result in periods of reduced demand for our products. The current economic slowdown has hit the telecommunications market particularly hard, resulting in a significant reduction in capital expenditures for products such as our DWDMs. It is impossible to predict how long the slowdown will last. Such periods of reduced demand harm our business, financial condition and results of operations.

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

     Manufacturing of our products is a complex and precision process. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. We will be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

     - Difficulties in achieving adequate yields from new manufacturing lines,
     - Difficulty maintaining the precision manufacturing processes required by our products while increasing capacity,
     - The inability to timely procure and install the necessary equipment, and
     -    The  lack  of  availability  of  qualified  manufacturing  personnel.

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

We must introduce new products and product enhancements to increase revenue.

     The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer and/or cost more to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. Our products could quickly become obsolete as new technologies are introduced. We must continue to develop leading-edge products and introduce them to the commercial market quickly in order to be successful. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.

Our markets are characterized by rapid technological changes and evolving standards.

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

Our products may infringe on the intellectual property rights of others.

     Our products are sophisticated and rely on complicated manufacturing processes. We have received several patents on certain aspects of our design and manufacturing processes and we have applied for several more. Third parties may still assert claims that our products or processes unlawfully utilize their intellectual property. Defense against these claims, even if they lack merit, may be time consuming, result in expensive litigation and divert management attention from operational matters. If such a claim was successful, we could be prevented from manufacturing or selling our current products, we could be forced to redesign our products, or we could be required to license the relevant intellectual property at a significant cost. Any of these actions could harm our business, financial condition or results of operations.

Acquisitions or investments could have an adverse affect on our business.

     As part of our strategy to expand our product offerings, develop internal sources of components and materials, and acquire new technologies, we periodically review acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments, including but not limited to:

     - Challenges associated with integrating the operations, personnel, etc., of an acquired company,
     -    Potentially  dilutive  issuances  of  equity  securities,
     -    Reduced  cash  balances  and/or increased debt and debt service costs,
     -    Large  one-time  write-offs  of  intangible  assets,
     - Risks associated with geographic or business markets different than those we are familiar with, and
     -    Diversion  of  management  attention  from  current  responsibilities.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2002.

     NAME                     AGE      POSITION

     Dr.  Anil K. Jain        56       Chief Executive Officer and President

     Kenneth A. Olsen         58       Vice President and Secretary

     Robert M. Ringstad       45       Chief Financial Officer

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

     ROBERT M. RINGSTAD has been Chief Financial Officer since joining the Company in August 2000. Prior to joining the Company he was Vice President and Controller of Echostar Communications Corporation, Englewood, Colorado from October 1999 to January 2000. From October 1996 until March 1999 Mr. Ringstad was Chief Financial Officer and Chief Operating Officer for World Satellite Network, Inc., Minneapolis, Minnesota. Prior to joining World Satellite Network, Mr. Ringstad was employed with Family Partners, Ltd. of Minneapolis, MN.

ITEM  2.     PROPERTIES.

     We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a sublease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note J of Notes to Financial Statements included under Item 8 of this Report. We own land directly west of the Blaine facility that may be used for future expansion.

     We also own a 24,000 square foot production facility in Aberdeen, South Dakota, which is used for assembly of our DWDM components and UV detectors. The land upon which this facility is located was granted to us as part of a financing package from the City of Aberdeen. See Note D of Notes to Financial Statements included under Item 8 in this Report for further information regarding the financing of this facility.

     We believe these two facilities will be adequate for our physical needs for the foreseeable future. However, in order to reduce costs in the face of continuing downward pressure on component prices, we are evaluating placement of research and development and/or manufacturing facilities in locations outside the United States. These facilities could be (a) owned or leased and operated by us or (b) owned and/or operated by others for us on a contract basis. These other facilities could be in addition to or replace our existing facilities.

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

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

     Our common stock is traded on The Nasdaq National Market under the symbol "APAT." The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by Nasdaq:

FISCAL 2002                                          HIGH    LOW
-----------                                         ------  ------

  Quarter ended June 30, 2001. . . . . . . . . . .  $11.50  $ 7.00
  Quarter ended September 30, 2001 . . . . . . . .    9.00    1.90
  Quarter ended December 31, 2001. . . . . . . . .    3.44    2.00
  Quarter ended March 31, 2002 . . . . . . . . . .    4.83    2.40

FISCAL 2001                                          HIGH    LOW
-----------                                         ------  ------
  Quarter ended June 30, 2000. . . . . . . . . . .  $36.00  $12.25
  Quarter ended September 30, 2000 . . . . . . . .   24.38    9.75
  Quarter ended December 31, 2000. . . . . . . . .   17.31    5.50
  Quarter ended March 31, 2001 . .  . . . . . . . .  11.81    6.06


     There were approximately 350 holders of record of our common stock as of March 31, 2002.

     We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts our ability to pay dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA.

                                      2002          2001          2000          1999         1998
                                  ------------  ------------  ------------  ------------  -----------
Statements of Operations Data:
  Revenues . . . . . . . . . . .  $   595,955   $   885,740   $   420,809   $   722,030   $2,190,637
  Net loss applicable to common
  shareholder. . . . . . . . . .   (4,738,199)   (3,261,446)   (3,796,296)   (2,513,798)    (967,767)
  Net loss per share, basic and
  diluted. . . . . . . . . . . .        (0.40)        (0.29)        (0.43)        (0.30)       (0.12)
  Weighted average number of
  shares, basic and diluted. . .   11,896,976    11,180,165     8,744,125     8,512,274    8,376,661

Balance Sheet Data:
  Total assets . . . . . . . . .  $36,396,410   $41,914,451   $ 9,610,391   $ 6,804,976   $9,629,912
  Long-term obligations,
  including current portion. . .    2,461,363     2,836,831     3,049,258     3,214,712    3,609,652
  Shareholders' equity . . . . .   33,504,917    38,280,299     6,306,049     3,389,295    5,859,863

     The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     We are engaged in designing, manufacturing, and marketing of various optoelectronic products, ultraviolet (UV) detectors and related products and optical components. For several years, we also received significant revenues from research and development services projects sponsored by various government agencies. In fiscal 1998, we shifted our emphasis from research and development to product development, with the intent to eventually manufacture and market our own proprietary products. Accordingly, revenues from research and development contracts decreased significantly in fiscal 2000 and we received no revenues from this source in fiscal years 2001 and 2002.

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

Results  of  Operations

     We recognized operating revenues of $595,955, $885,740, and $420,809 for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. The decrease of $289,785 or 33% from fiscal 2001 to 2002 was primarily the result of lower sales of DWDM components. A reduction in capital spending in the telecommunications industry in addition to the United States recession significantly reduced demand for these components. In addition, in August 2001, one customer cancelled an order in excess of $500,000 when we were unable to deliver the product according to their requirements. The $464,931 or 111% increase in revenues from fiscal 2000 to 2001 was due primarily to increased sales of DWDM components. We had no backlog of orders at the end of fiscal 2002. Our backlog of DWDM component orders was approximately $545,000 as of March 31, 2001. There were no contract fees in fiscal 2002 or 2001 compared to $160,108 in fiscal 2000.

     As discussed in the General Development of the Business above, capital expenditures in the telcom industry are down significantly. Because of this we expect revenues for at least the next few quarters to be consistent with the fourth quarter of fiscal 2002.

     Cost  of sales were $3,545,519, $2,663,192, and $1,415,229 for fiscal 2002,
2001 and 2000, respectively. The increase of $882,327 or 33% in the cost of sales from fiscal 2001 to 2002 was largely the result of inventory obsolescence costs, increased depreciation related to capital equipment purchases, and costs associated with implementing a quality assurance program. The increase in the cost of sales of $1,247,963 or 88% from fiscal 2000 to 2001 was related to the increase in sales utilizing additional materials and direct labor. Gross margin for product sales was negative in all three fiscal years as a result of low unit production and sales levels relative to the capital equipment and personnel committed to production. We expect further reductions in product pricing and we expect to continue to experience negative gross margins until there is a significant increase in sales and production levels. Cost of contract fees in fiscal 2000 was $978,222 and was eliminated in fiscal 2002 and 2001 as no contract research was performed in those years.

     Research and development expenses were $1,114,051, $1,175,564 and $918,811 for fiscal years 2002, 2001 and 2000, respectively. The decrease of $61,513 or 5% from fiscal 2001 to 2002 reflected a shift in personnel to manufacturing products from product development. This is in contrast to the increase of $256,753 or 28% from fiscal 2000 to 2001, reflecting our continued investment in the development of our DWDM and GaN technologies. The extent of our efforts to develop variants of the DWDM line incorporating passive and active functions and to develop transistors based on GaN/AlGaN heterojunctions could result in increased research and development expenditures in the future.

     Selling, general and administrative expenses were $1,733,846, $1,866,766 and $862,170 for fiscal years 2002, 2001 and 2000, respectively. The decrease of $132,920 or 7% from fiscal 2001 to 2002 reflects our efforts to reduce expenses in response to the slow economy, including a reduction in staff in the third quarter of fiscal 2002. The increase of $1,004,596 or 117% from fiscal 2000 to 2001, was the result of compensation costs related to newly-hired key management personnel, non-cash compensation related to non-qualified stock options granted to employees, the cost of adopting a shareholder rights plan, and fees associated with listing our common stock on the Nasdaq National Market. Our selling, general and administrative expenses could increase significantly with the planned rollout of our SunUVWatch(R) and our TRUVMETER(TM) in fiscal 2003.

     We realized $1,193,525, $2,002,713 and $100,989 in interest income in fiscal years 2002, 2001 and 2000 respectively. The decrease in interest income of $809,188 or 40% from fiscal 2001 to 2002 reflects the steep decline in short-term interest rates over the fiscal year and declining cash investments as we consumed a total of $5.4 million in cash to fund operations, purchase equipment and retire debt. The increase in interest income of $1,901,724 from fiscal 2000 to 2001 reflected increased average balances of cash and short-term investments during the fiscal year. We expect interest income to decline again in fiscal 2003 as short-term interest rates will likely remain low and cash is consumed in operations.

     Our net losses applicable to common shareholders for fiscal 2002, 2001 and 2000 were $ 4,738,199, $3,261,446 and $3,796,296 respectively.

Liquidity  and  Capital  Resources

     As of March 31, 2002, our principal source of liquidity was our cash, cash equivalents and short-term investments, which totaled $31,606,403 compared to $36,984,492 at March 31, 2001.

     We used $3,753,553 to fund operating activities during fiscal 2002 compared to $2,230,867 in fiscal 2001, and $3,497,892 in fiscal 2000. In all three years the largest use of cash in operating activities was the funding of the net losses. The net loss applicable to common shareholder for fiscal 2002 increased to $4,738,199 from $3,261,446 in fiscal 2001. The primary factors contributing to the increased loss were the decline in sales, the increase in the inventory obsolescence reserve and the decline in interest income. The decrease in the net loss from fiscal 2000 to 2001 was primarily related to the increase in revenues and interest income.

     Investing activities provided $14,595,028 in fiscal 2002. We generated $15,759,000 from the sale of short-term investments and invested $1,050,274 in property and equipment and $113,698 in patents. The majority of the proceeds from sales of our short-term investments are classified as cash and cash equivalents on the balance sheet as of March 31, 2002. We used $16,995,645 in investing activities in fiscal 2001, $15,759,000 of which was invested in short-term investments. In fiscal 2000 we used $235,394 in investing activities.

     We used $460,564 in financing activities in fiscal 2002. Primary uses of cash in financing activities included the repurchase of common stock for $92,638 and the scheduled retirement of debt used $375,468. We did not repurchase any shares of our stock during the fourth quarter of fiscal 2002. In fiscal 2001 financing activities provided net cash of $34,510,098. Sales of our common stock provided $39,557,304, retirement of preferred stock used $5,033,054 and the scheduled retirement of debt and additions to bond reserve funds used an additional $299,532. Financing activities provided cash of $6,862,343 in fiscal 2000. Sales of preferred and common stock provided $6,600,125, the scheduled retirement of debt used $133,350, and a reduction in bond reserve funds provided $314,747 of cash.

     We constructed our manufacturing facility in Aberdeen, South Dakota using certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2002, the total principal outstanding under bonds issued by the State of South Dakota was $1,630,000. Interest on the bonds ranges from 5% to 6.75%, and the bonds are due in various installments between 2003 and 2016. These bonds require compliance with certain financial covenants. We were out of compliance with some of these covenants during part of fiscal 2001 and all of fiscal 2002. We are not in default in repayment of the bonds. For further information regarding these bonds, see Note D of Notes to Financial Statements included under Item 8 of this Report.

     Our capital requirements are dependent upon several factors including market acceptance of our products, the timing and extent of new product introductions and delivery, and the costs of marketing and supporting our products on a worldwide basis. See "Item 1. Business."

     Although we believe that our current cash and cash equivalents will be sufficient to fund our operations for more than the next 12 months, we cannot assure you that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame or that additional funding, if needed, will be available on terms acceptable to us, or at all. We may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

Application  of  Critical  Accounting  Policies

     We have reviewed our use of estimates in applying our accounting policies and determined that significant changes in our various estimates would not have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Accordingly, we do not consider any of our estimates to be "critical estimates" as defined in the rules of the Securities and Exchange Commission. See Note A of Notes to Financial Statements under Item 8 of this Report for descriptions of the use of estimates in our accounting policies. Our management and the audit committee of our board of directors have discussed our use of estimates and have approved our disclosure relating to it in this report.

     In April 2002, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for our company. SFAS 144 clarifies the guidance used to measure impairment and clarifies the accounting for disposals of long-lived assets. We are reviewing the effect of this Statement on our financial statements and do not believe our adoption of the Statement will have a significant impact on our financial statements.

ITEM 7A.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in short-term securities of high credit issuers with maturities ranging from overnight up to 24 months. The average maturity of the portfolio does not exceed 12 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk. See "Cash and Equivalents" and "Short-term Investments" in Note A of Notes to Financial Statements included under Item 8 of this Report.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended March 31, 2002:

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
Net loss per share. . . . . .  $   (0.12)* $        (0.05)  $       (0.05)  $    (0.07)


                                                    Quarter Ended
                               ---------------------------------------------------------
                                June 30,    September 30,    December 31,    March 31,
                                  2001          2001             2001           2002
                               ----------  ---------------  --------------  ------------
Statement of Operations Data

Net revenue . . . . . . . . .  $ 434,335   $       87,574   $      49,089   $    24,957
Gross profit (loss) . . . . .   (508,518)        (869,742)       (977,252)     (594,052)
Net loss. . . . . . . . . . .   (645,062)      (1,364,499)     (1,422,002)   (1,306,636)
Net loss per share. . . . . .  $   (0.05)  $        (0.11)  $       (0.12)  $     (0.11)

* Reflects a loss of $(0.02) per share related to the redemption of preferred stock.


     See  Item 14(a)(1) for financial statements filed  with  this  Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Information regarding changes in accountants is incorporated in this Report by reference to the Current Report on Form 8-K filed on March 11, 2002. There are no disagreements with our accountants on accounting or financial disclosure matters.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     Information regarding executive officers is included in Part I of this Report

     Information regarding directors and the information required by Items 11, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders (anticipated to be held in August 2002).

ITEM  11.     EXECUTIVE  COMPENSATION.

     Information required by Item 11, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders (anticipated to be held in August 2002).

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

---------------------  ------------------------  ----------------------  -------------------------------
                                 (a)                      (b)                          (c)
---------------------  ------------------------  ----------------------  -------------------------------
Plan category          Number of securities to   Weighted-average        Number of securities remaining
                       be issued upon exercise   exercise price of       available for future issuance
                       of options, warrants or   outstanding options,    under equity compensation
                       rights                    warrants and rights     plans (excluding securities
                                                                         reflected in column (a))
---------------------  ------------------------  ----------------------  -------------------------------
Equity compensation
plans approved by
security holders                     369,550(1)  $                 7.40                     1,104,713(1)
---------------------  ------------------------  ----------------------  -------------------------------
Equity compensation
plans not approved by
security holders                     286,322(2)  $                13.70                Not applicable(2)
---------------------  ------------------------  ----------------------  -------------------------------
Total                                655,872     $                10.15                     1,104,713
---------------------  ------------------------  ----------------------  -------------------------------

     (1) These securities consist of options granted or available for grant under the 1997 Stock Compensation Plan and the Stock Option Plan for Nonemployee Directors.

     (2) These securities consist of warrants. These warrants were not issued pursuant to any formal plan and there is no authorized number of warrants available for issuance.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information required by Item 13, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders (anticipated to be held in August 2002).

ITEM 14.      EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)  (1)  The following financial statements are filed herewith under Item  8.
                                                                                    Page
          (i)  Report of Independent Auditors as and for the year ended March
               31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

          (ii) Report of Independent Auditors as of March 31, 2001 and as and
               for the periods ended March 31, 2001 and 2000. . . . . . . . . . .    19

               Balance Sheets as of March 31, 2002 and 2001 . . . . . . . . . . . 20-21

         (iii) Statements of Operations for the years ended
               March  31,  2002,  2001  and  2000 . . . . . . . . . . . . . . . .    22

          (iv) Statement of Shareholders' Equity for the years ended March 31,
               2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . .    23

          (v)  Statements of Cash Flows for the years ended March 31, 2002, 2001
               and  2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

          (vi) Notes to the Financial Statements. . . . . . . . . . . . . . . . .    25

      (2)  Financial  Statement  Schedules:  None

  (b)  Reports  filed  on  Form  8-K:

     On March 11, 2002 we filed a Current Report on Form 8-K reporting the hiring of Grant Thornton LLP to audit our financial statements for the year ended March 31, 2002, replacing Ernst & Young LLP.

  (c)  Exhibits. See Exhibit Index on pages 37-38.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APA  Optics,  Inc.


Date:  June 14, 2002                        By  /s/  Anil  K.  Jain
                                                ----------------------------
                                                Anil  K.  Jain
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                    DATE
---------                    -----                                    ----

/s/ Anil K. Jain             President, Chief Executive Officer, and  June 14, 2002
---------------------------  Director
Anil K. Jain


/s/ Kenneth A. Olsen         Secretary, Vice President, and Director  June 14, 2002
---------------------------
Kenneth A. Olsen


/s/ Robert M. Ringstad       Chief Financial Officer                  June 14, 2002
---------------------------
Robert M. Ringstad


/s/ Gregory Von Wald         Director                                 June 14, 2002
---------------------------
Gregory Von Wald


/s/ Ronald G. Roth           Director                                 June 14, 2002
---------------------------
Ronald G. Roth


/s/ Stephen A. Zuckerman MD  Director                                 June 14, 2002
---------------------------
Stephen Zuckerman

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board  of  Directors  and  Shareholders
APA  Optics,  Inc.

          We have audited the accompanying balance sheet of APA Optics, Inc. (the Company) as of March 31, 2002, and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2001 and for the two years in the period ended March 31, 2001, were audited by other auditors whose report dated May 11, 2001 expressed an unqualified opinion on those statements.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

          In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of APA Optics, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Minneapolis, Minnesota
May 7, 2002

                         Report of Independent Auditors

The Board of Directors and Shareholders
APA  Optics,  Inc.

We have audited the accompanying balance sheet of APA Optics, Inc. as of March 31, 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APA Optics, Inc. as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/  Ernst & Young LLP

Minneapolis,  Minnesota
May  11,  2001

                                      APA OPTICS, INC.

                                       BALANCE SHEETS

                                          MARCH 31,


ASSETS                                                                2002           2001
                                                                  -------------  -------------

CURRENT ASSETS
   Cash and cash equivalents                                      $ 31,606,403   $ 21,225,492
   Short-term investments                                                    -     15,759,000
   Accounts receivable                                                  20,613        370,859
   Inventories, net                                                     40,075        415,316
   Prepaid expenses                                                    103,588         30,064
   Bond reserve funds                                                   70,000         65,000
                                                                  -------------  -------------

         Total current assets                                       31,840,679     37,865,731


PROPERTY, PLANT AND EQUIPMENT, net                                   3,748,004      3,248,191

OTHER ASSETS
   Bond reserve funds                                                  349,129        351,630
   Bond placement costs, net of accumulated amortization
    of $252,000 and $204,000 at March 31, 2002 and 2001                 68,013        116,012
   Patents, net of accumulated amortization of $347,998
     nd $291,998 at March 31, 2002 and 2001                            169,890        112,192
   Other                                                               220,695        220,695
                                                                  -------------  -------------
                                                                       807,727        800,529
                                                                  -------------  -------------

                                                                  $ 36,396,410   $ 41,914,451
                                                                  =============  =============

The accompanying notes are an integral part of these financial statements.

      LIABILITIES AND
        SHAREHOLDERS' EQUITY                                           2002           2001
                                                                  -------------  -------------
CURRENT LIABILITIES
   Current maturities of long-term debt                           $  1,996,345   $  2,337,221
   Accounts payable                                                    127,926        495,410
   Accrued expenses                                                    302,204        301,911
                                                                  -------------  -------------

         Total current liabilities                                   2,426,475      3,134,542

LONG-TERM DEBT                                                         465,018        499,610

COMMITMENTS AND CONTINGENCIES                                                -              -

SHAREHOLDERS' EQUITY
   Undesignated shares, 4,999,500 authorized shares;
      no shares issued and outstanding                                       -              -
   Preferred stock, $.01 par value; 500 authorized shares;
      no shares issued and outstanding                                       -              -
   Common stock, $.01 par value; 50,000,000
      authorized shares; 11,875,881 and 11,915,456 shares issued
      and outstanding at March 31, 2002 and 2001                       118,759        119,155
   Additional paid-in capital                                       51,578,185     51,614,972
   Accumulated deficit                                             (18,192,027)   (13,453,828)
                                                                  -------------  -------------
                                                                    33,504,917     38,280,299
                                                                  -------------  -------------

                                                                  $ 36,396,410   $ 41,914,451
                                                                  =============  =============

The accompanying notes are an integral part of these financial statements.

                                             APA OPTICS, INC.

                                        STATEMENTS OF OPERATIONS

                                          YEARS ENDED MARCH 31,


                                                              2002          2001           2000
                                                          ------------  -------------  ------------
Revenues
  Net sales                                               $   595,955   $    885,740   $   260,701
  Contract fees                                                     -              -       160,108
                                                          ------------  -------------  ------------
                                                              595,955        885,740       420,809

Costs and expenses
  Cost of sales                                             3,545,519      2,663,192     1,415,229
  Cost of contract fees                                             -              -       978,222
  Research and development                                  1,114,051      1,175,564       918,811
  Selling, general and administrative                       1,733,846      1,866,766       862,170
                                                          ------------  -------------  ------------
                                                            6,393,416      5,705,522     4,174,432
                                                          ------------  -------------  ------------

    Loss from operations                                   (5,797,461)    (4,819,782)   (3,753,623)

Interest income                                             1,193,525      2,002,713       100,989
Interest expense                                             (132,263)      (135,323)     (142,662)
                                                          ------------  -------------  ------------
                                                            1,061,262      1,867,390       (41,673)
                                                          ------------  -------------  ------------

    Loss before income taxes                               (4,736,199)    (2,952,392)   (3,795,296)

Income taxes                                                    2,000          1,000         1,000
                                                          ------------  -------------  ------------

    Net loss                                               (4,738,199)    (2,953,392)   (3,796,296)

Preferred stock dividend                                            -        (33,054)            -
Excess of preferred stock redemption over carrying
  value                                                             -       (275,000)            -
                                                          ------------  -------------  ------------

    Net loss applicable to common shareholders
                                                          $(4,738,199)  $ (3,261,446)  $(3,796,296)
                                                          ============  =============  ============

Net loss per share
  Basic and diluted                                       $     (0.40)  $      (0.29)  $     (0.43)
                                                          ============  =============  ============

Weighted average shares outstanding
  Basic and diluted                                        11,896,976     11,180,615     8,744,125
                                                          ============  =============  ============

The accompanying notes are an integral part of these financial statements.

                                                  APA OPTICS, INC.

                                           STATEMENTS OF SHAREHOLDERS' EQUITY

                                                YEARS ENDED MARCH 31,


                                    Preferred stock        Common stock       Additional                      Total
                                   -----------------  ----------------------    paid-in      Accumulated   shareholders'
                                   Shares    Amount     Shares      Amount      capital        deficit        equity
                                   -------  --------  -----------  ---------  ------------  -------------  ------------
Balance at March 31, 1999               -   $     -    8,512,274   $ 85,123   $ 9,700,258   $ (6,396,086)  $ 3,389,295

  Issuance of common stock              -         -      465,000      4,650     1,870,475              -     1,875,125

  Warrants exercised                    -         -       20,718        207        80,614              -        80,821

  Issuance of preferred stock         500         5            -          -     4,724,995              -     4,725,000

  Warrants issued in lieu of debt
     service payments                   -         -            -          -        32,104              -        32,104

  Net loss                              -         -            -          -             -     (3,796,296)   (3,796,296)
                                   -------  --------  -----------  ---------  ------------  -------------  ------------

Balance at March 31, 2000             500         5    8,997,992     89,980    16,408,446    (10,192,382)    6,306,049

  Issuance of common stock              -         -    2,845,868     28,459    39,528,845              -    39,557,304

  Warrants exercised                    -         -       64,646        646       252,584              -       253,230

  Redemption of preferred stock      (500)       (5)           -          -    (4,724,995)      (308,054)   (5,033,054)

  Warrants issued in lieu of debt
     service payments                   -         -            -          -        51,172              -        51,172

  Options exercised                     -         -        6,950         70        32,080              -        32,150

  Options issued as compensation        -         -            -          -        66,840              -        66,840

  Net loss                              -         -            -          -             -     (2,953,392)   (2,953,392)
                                   -------  --------  -----------  ---------  ------------  -------------  ------------

Balance at March 31, 2001               -         -   11,915,456    119,155    51,614,972    (13,453,828)   38,280,299

  Options exercised                     -         -        5,125         51        25,245              -        25,296

  Common stock repurchased              -         -      (43,200)      (432)      (92,206)             -       (92,638)

  Options issued as compensation        -         -            -          -        45,414              -        45,414

  Other                                 -         -       (1,500)       (15)      (15,240)             -       (15,255)

  Net loss                              -         -            -          -             -     (4,738,199)   (4,738,199)
                                   -------  --------  -----------  ---------  ------------  -------------  ------------

Balance at March 31, 2002               -   $     -   11,875,881   $118,759   $51,578,185   $(18,192,027)  $33,504,917
                                   =======  ========  ===========  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.

                                          APA OPTICS, INC.

                                    STATEMENTS OF CASH FLOWS

                                      YEARS ENDED MARCH 31,


                                                          2002          2001           2000
                                                      ------------  -------------  ------------
Cash flows from operating activities:
  Net loss                                            $(4,738,199)  $ (2,953,392)  $(3,796,296)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                       654,460        424,022       424,085
      Deferred compensation expense                        45,414         66,840             -
      Changes in operating assets and liabilities:
      Accounts receivable                                 350,246       (161,522)     (124,246)
      Inventories                                         375,241       (138,791)      (54,658)
      Prepaid expenses and other assets                   (73,524)       (10,261)         (892)
      Accounts payable and accrued expenses              (367,191)       542,237        54,115
                                                      ------------  -------------  ------------
        Net cash used in operating activities          (3,753,553)    (2,230,867)   (3,497,892)

Cash flows from investing activities:
  Purchases of property and equipment                  (1,050,274)    (1,128,453)     (195,342)
  Purchases of short-term investments                           -    (15,759,000)            -
  Sale of short-term investments                       15,759,000              -             -
  Acquisition of patents                                 (113,698)      (108,192)      (40,052)
                                                      ------------  -------------  ------------
     Net cash provided by (used in) investing
        activities                                     14,595,028    (16,995,645)     (235,394)

Cash flows from financing activities:
  Proceeds from sales of preferred stock                        -              -     4,725,000
  Payments for redemption of preferred stock                    -     (5,033,054)            -
  Proceeds from sales of common stock                           -     39,557,304     1,875,125
  Repurchase of common stock                              (92,638)             -             -
  Proceeds from exercise of warrants and options           10,041        285,380        80,821
  Payment of long-term debt                              (375,468)      (161,255)     (133,350)
  Bond reserve funds                                       (2,499)      (138,277)      314,747
                                                      ------------  -------------  ------------
     Net cash provided by (used in)
        financing activities                             (460,564)    34,510,098     6,862,343
                                                      ------------  -------------  ------------

Increase in cash and cash equivalents                  10,380,911     15,283,586     3,129,057

Cash and cash equivalents at beginning of year         21,225,492      5,941,906     2,812,849
                                                      ------------  -------------  ------------

Cash and cash equivalents at end of year              $31,606,403   $ 21,225,492   $ 5,941,906
                                                      ============  =============  ============

Supplemental cash flow information:
  Cash paid during the year for:
   Interest                                           $   132,263   $    135,323   $   142,662
   Income taxes                                             2,000          1,000         1,000

Noncash financing transactions:
  Warrants issued in lieu of debt service payments              -         51,172        32,104
                                                      ============  =============  ============

The accompanying notes are an integral part of these financial statements.

                                APA OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2002, 2001 AND 2000


              NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     APA Optics, Inc. (the Company) currently manufactures and markets dense wavelength division multiplexer (DWDM) optical components, offers a range of gallium nitride-based devices, and manufacturers custom optics products.

     Revenue Recognition
     -------------------

     Revenue is recognized when the product has been shipped and accepted by the customer and collection is probable.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments classified as cash equivalents at March 31, 2002 consist entirely of short-term money market accounts. Investments classified as cash equivalents at March 31, 2001 consisted primarily of certificates of deposit. Cash equivalents are stated at cost, which approximates fair value.

     Short-Term Investments
     ----------------------

     Short-term investments at March 31, 2001 consisted of certificates of deposit and were stated at cost plus accrued interest, which approximated market. At March 31, 2002, the Company had no short-term investments.

     Accounts Receivable
     -------------------

     The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluation of customers. The Company maintains allowances for potential credit losses when needed and, when realized, have been within management's expectations. As of March 31, 2002 and 2001, accounts receivable includes $9,122 and $24,339 billed under the retainage provision of government contracts.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw material, actual cost for direct labor, and average cost for factory overhead in work-in-process.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives of the assets:

                                                      Years
                                                     -------

          Building                                     20
          Equipment                                  3 - 10
          Leasehold improvements                     7 - 10

     Bond Placement Costs
     --------------------

     Bond placement costs relate to the issuance of bonds and are amortized over the life of the related bonds, or five to eight years.

     Patents
     -------

     Costs of obtaining and successfully defending patents are capitalized and amortized over three to five years.

     Stock-Based Compensation
     ------------------------

     The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. The Company recognized compensation expense of $45,414 and $66,840 for the years ended March 31, 2002 and 2001. There was no compensation expense recognized in the year ended March 31, 2000.

     Fair Value of Financial Instruments
     -----------------------------------

     Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

     Net Loss Per Share
     ------------------

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents related to stock options and warrants, when dilutive.

     Common stock options and warrants to purchase 440,822, 283,175 and 72,500 shares of common stock with a weighted average exercise price of $13.02, $15.31 and $31.95 were out-standing during the years ended March 31, 2002, 2001 and 2000, but were excluded because they were antidilutive.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates used by management.

     Newly Adopted Accounting Standards
     ----------------------------------

     In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 clarifies the guidance used to measure impairment and clarifies the accounting for disposals of long-lived assets. This Statement became effective for the Company in April 2002. The Company is currently reviewing the effect of this Statement on its financial statements and does not believe the Statement will have a significant impact on the Company.

     Impairment of Long-Lived Assets
     -------------------------------

               The Company reviews long-lived assets and certain identifiable intangibles for impairment when-ever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying account of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               Reclassifications
               -----------------

               Certain 2001 and 2000 amounts have been reclassified to conform with the presentation in the 2002 financial statements.


NOTE  B  -  INVENTORIES

               Inventories  consist  of  the  following  at March  31:

                                          2002      2001
                                        --------  --------

     Raw materials                      $ 21,448  $405,238
     Work-in-process                      18,627    10,078
                                        --------  --------

                                          40,075  $415,316
                                        ========  ========

NOTE  C - PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consist of the following at March 31:

                                                        2002        2001
                                                     ----------  ----------
     Land                                            $   60,000  $   60,000
     Buildings                                        1,679,424   1,679,424
     Manufacturing equipment                          4,690,130   4,400,101
     Tools                                              423,748     418,573
     Office equipment                                   477,694     324,036
     Leasehold improvements                             968,073     806,219
                                                     ----------  ----------
                                                      8,299,069   7,688,353
     Less accumulated depreciation and amortization   4,551,065   4,440,162
                                                     ----------  ----------

                                                     $3,748,004  $3,248,191
                                                     ==========  ==========

NOTE  D  -  LONG-TERM  DEBT

     The following is a summary of the outstanding debt at March 31 related to the Aberdeen facility:

                                                                         2002        2001
                                                                     -----------  -----------
     South Dakota Governor's Office of Economic Development and the
       Aberdeen Development Corporation Bond, 5% to 6.75%,
       due in various installments through 2016                       $1,630,000   $1,695,000

     Low interest economic development loans, 0% to 3%, due in
       various installments through 2016                                 264,583      526,317

     Forgivable economic development loans, 3%, due in various
       installments through 2003                                         566,780      615,514
                                                                     -----------  -----------
                                                                       2,461,363    2,836,831
     Less current maturities                                           1,996,345    2,337,221
                                                                     -----------  -----------

                                                                     $   465,018  $   499,610
                                                                     ===========  ===========

     The forgivable loans are contingent upon employment levels at the facility meeting preset criteria. As partial consideration for any loans forgiven, the Company will grant warrants to purchase common stock of the Company based on the number of job credits earned by the Company in the preceding 12 months divided by the exercise price. The exercise price of the warrants was set at $4.00 for year one of the debt and the yearly grant exercise price increases one dollar each year until the debt matures in fiscal 2003. No loans were forgiven and no new warrants were issued in fiscal year 2002. As of March 31, 2002, 36,511 warrants have been issued for loans forgiven totaling $187,289.

     At March 31, 2002 and 2001, the Company had on deposit with trustees $419,129 and $416,630 in reserve funds for current bond maturities, of which $70,000 and $65,000 are held in escrow. These funds are included in bond reserve funds in the accompanying balance sheets. The loan agreement requires the Company to maintain compliance with certain covenants. The Company was out of compliance with certain of these covenants in fiscal 2002. All debt, except for the long-term portion of the low interest loans and the forgivable loans, to which the covenant violation does not apply, has been classified as current because of the Company's violation of one of the debt covenants contained in the agreement.

     As part of the Company's plan to construct their production facility, the city of Aberdeen, South Dakota gave the Company land with an approximate fair market value of $250,000. The gift was contingent upon the Company staying in the new building through June 23, 2002.

     All of the above debt is secured by land, buildings, and certain equipment of the Company.

     Scheduled maturities of the Company's long-term debt are as follows:

           Years ending March 31,
                    2003                    $1,996,345
                    2004                       235,713
                    2005                        17,639
                    2006                        17,639
                    2007                        17,639
                 Thereafter                    176,388
                                            ----------

                                            $2,461,363
                                            ==========

NOTE  E  -  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees. During fiscal year 2001, the Company started matching 50% of employee contributions up to 6% of a participant's compensation. The Company's contributions under this plan were $53,000 and $34,000 for the years ended March 31, 2002 and 2001.


NOTE  F  -  INCOME  TAXES

     As of March 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $12,762,000 which expire in fiscal years 2002 to 2021.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at March 31 are as follows:

                                          2002               2001
                                    -----------------  -----------------

          Net operating losses      $      4,339,000   $      4,204,000
          Depreciation                        25,000              6,000
          Other                              157,000            132,000
                                    -----------------  -----------------

          Total deferred tax asset         4,521,000          4,342,000
          Less valuation allowance        (4,521,000)        (4,342,000)
                                    -----------------  -----------------

                                    $              -   $              -
                                    =================  =================

     Income tax expense consists entirely of state taxes in 2002, 2001 and 2000.


NOTE  G  -  SHAREHOLDERS'  EQUITY

     The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series.

     In fiscal year 2002, the Board of Directors authorized the repurchase of up to the greater of $2,000,000 or 500,000 shares of common stock. As of March 31, 2002, a total of 43,200 shares for $92,638 at an average price of $2.14 per share had been repurchased.

     In fiscal year 2001, the Company redeemed all 500 shares of its preferred stock in exchange for a $5,033,054 cash payment. Also, the Company sold 2,845,868 shares of its common stock in a registered offering, resulting in net proceeds of $39,557,304. The proceeds were used to fund operations.

     In fiscal year 2000, the Company sold in a private placement 500 shares of its preferred stock, resulting in net proceeds of $4,725,000. The proceeds were used to fund operations. Also in September 1999, the Company sold 465,000 shares of its common stock in a private placement, resulting in net proceeds of $1,875,125. These proceeds were used to fund operations.


NOTE  H  -  SHAREHOLDER  RIGHTS  PLAN

     Pursuant to the Shareholder Rights Plan adopted by the Company in 2001, each share of common stock has attached to it a right, and each share of common stock issued in the future will have a right attached until the rights expire or are redeemed. Upon the occurrence of certain change in control events, each right entitles the holder to purchase one one-hundredth of a share of Series B Junior Preferred Participating Share, at an exercise price of $80 per share, subject to adjustment. The rights expire on November 10, 2010 and may be redeemed by the Company at a price of $.001 per right prior to the time they become exercisable.


NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS

     Stock Options
     -------------

     The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a six-year period. The plans had 1,104,713 shares of common stock available for issue at March 31, 2002.

NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS  -  Continued

     Option transactions under these plans during the three years ended March 31, 2002 are summarized as follows:


                                                 Weighted
                                                 average
                                    Number       exercise
                                    of shares     price
                                    ----------  ---------

     Outstanding at March 31, 1999    262,500   $    4.18
       Granted                         65,000        5.84
       Canceled                       (35,000)       4.67
                                    ----------
     Outstanding at March 31, 2000    292,500        4.49
       Granted                        160,000       10.06
       Canceled                       (48,375)       4.12
       Exercised                       (6,950)       4.64
                                    ----------
     Outstanding at March 31, 2001    397,175        6.81
       Granted                         90,000       10.33
       Canceled                      (112,500)       7.79
       Exercised                       (5,125)       4.94
                                    ----------
     Outstanding at March 31, 2002    369,550        7.40
                                    ==========

     The number of shares exercisable at March 31, 2002, 2001 and 2000 was 108,674, 191,898 and 106,563, respectively, at a weighted average exercise price of $4.68, $5.77 and $4.67 per share, respectively.

     The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2002:

                     Options Outstanding                                 Options exercisable
-----------------------------------------------------------         ------------------------------
                               Weighted average
Range of            Number        remaining      Weighted average     Number     Weighted average
exercise prices   outstanding  contractual life   exercise price    outstanding   exercise price
----------------  -----------  ----------------  -----------------  -----------  -----------------
3.77 - $5.53          194,550        2.87 years  $            4.30       87,049  $            4.19
5.73 -    7.22         50,000        3.40 years               6.50       20,000               6.14
8.50 -  12.54          85,000        4.57 years              10.86            -                  -
13.18 -  17.15         35,000        3.38 years              15.23        1,625              13.18
23.00                   5,000        4.01 years              23.00            -                  -
                  -----------                                       -----------

                      369,550        3.40 years  $            7.40      108,674               4.68
                  ===========                                       ===========

NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS - Continued

     The weighted average fair value of options granted in 2002, 2001 and 2000 was $9.30, $11.30 and $5.30. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000; zero dividend yield, risk-free interest rate of 4.5%, 6.0% and 5.5%; volatility of 132%, 93% and 44%, and a weighted-average expected term of the options of five years. The Company's 2002, 2001 and 2000 pro forma net loss and net loss per share would have been $(5,011,715), $(3,601,298) and $(4,083,136) or $(0.42), $(0.32) and $(0.47) loss per share had the fair value method been used for valuing options granted during 2002, 2001 and 2000. These effects may not be representative of the future effects of applying the fair value method.

     Stock Warrants
     --------------

     The following is a table of the warrants to purchase shares of the Company's common stock:

                                  Warrants     Exercise price   Expiration
                                outstanding      per share         date
                                ------------  ----------------  -----------

     Balance at March 31, 1999      120,339   $   3.30 - $5.00  1999 - 2004
       Issued                       108,337       4.88 - 49.47  2001 - 2005
       Exercised                    (20,718)      3.30  - 4.00  1999 - 2003
       Expired                       (3,100)          3.30             1999
                                ------------
     Balance at March 31, 2000      204,858       3.75 - 49.47  2000 - 2005
       Issued                       177,985       7.00 - 17.84  2005 - 2006
       Exercised                    (64,646)      3.75  - 5.00  2000 - 2004
                                ------------
     Balance at March 31, 2001      318,197       4.00 - 17.84  2002 - 2006
       Expired                      (31,875)          4.00             2002
                                ------------
     Balance at March 31, 2002      286,322       4.79 - 17.84  2002 - 2006
                                ============

     All warrants are exercisable upon date of grant.

     In fiscal year 2000, warrants totaling 45,500 at a value of $217,945 were issued to individuals assisting with the Company's capital raising efforts. Additionally, warrants totaling 57,500 at a value of $2,106,025 were issued in connection with the issuance of preferred stock as a cost of financing. Both sets of warrants were valued based upon the Company's stock price at the time of the transaction. An additional 5,337 warrants were issued in fiscal year 2000 related to the forgiveness of debt (see note D).

NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS  -  Continued

     In fiscal year 2001, warrants totaling 84,084 at a value of $1,500,059 were issued in connection with the issuance of common stock as a cost of financing. These warrants were valued based upon the Company's stock price at the time of the transaction. An additional 7,310 warrants were issued in fiscal year 2001 related to the forgiveness of debt (see note D).

     Additionally, in fiscal year 2001, 57,500 warrants were repriced at $14.72 per share. In connection with the repricing, these individuals were issued 86,591 additional warrants also at $14.72. The price of the warrants was based upon the value of the Company's stock price on the day of the transaction.


NOTE  J  -  COMMITMENTS

               The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders and officers of the Company. The lease agreement, classified as an operating lease, expires November 30, 2004 and provides for periodic increase of the rental rate based on increases in the consumer price index. Future minimum lease obligations under the lease as of March 31, 2002 are as follows:

     Year ending March 31:

          2003                                  $107,000
          2004                                   107,000
          2005                                    72,000

     Rental expense, all of which was paid to the partnership, was $138,000, $135,000 and $121,000 for the years ended March 31, 2002, 2001 and 2000.

NOTE  K  -  CONCENTRATIONS

     Major Customers
     ---------------

     Three major customers accounted for 28%, 23% and 14% of the Company's sales for the year ended March 31, 2002. Three different customers accounted for 19%, 16% and 15% of the Company's sales for the year ended March 31, 2001. One customer accounted for 35% of the Company's sales for the year ended March 31, 2000. These customers also accounted for approximately 52% and 69% of the outstanding trade receivable balance at March 31, 2002 and 2001.

     Suppliers
     ---------

     Although the Company buys specific components from a limited number of suppliers, management believes that other suppliers could provide a similar component on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect short-term operating results adversely. There were no suppliers that provided more than 10% of the Company's total purchases in the years ended March 31, 2002, 2001 or 2000.

                                              EXHIBIT INDEX

================================================================================================================
                                                                               PAGE NUMBER OR INCORPORATED
    NUMBER                            DESCRIPTION                                    BY REFERENCE TO
--------------  -------------------------------------------------------  ---------------------------------------
    3.1         Restated Articles of Incorporation, as amended to date   Exhibit 3.1 to Registrant's Report on
                                                                         Form 10-Q for the quarter ended
                                                                         September 30, 2000
    3.2         Bylaws, as amended and restated to date                  Exhibit 3.2 to Registrant's Report on
                                                                         Form 10-KSB for the fiscal year
                                                                         ended March 31, 1999
    4.1(a)      State of South Dakota Board of Economic                  Exhibit 4.1(a) to the Report on 10-
                Development $300,000 Promissory Note, REDI Loan:         QSB for the quarter ended June 30,
                95-13-A                                                  1996 (the "June 1996 10-QSB")
    4.1(b)      State of South Dakota Board of Economic                  Exhibit 4.1(b) to the June 1996 10-
                Development Security Agreement REDI Loan No: 95-         QSB
                13-A dated May 28, 1996
    4.2(a)      700,000 Loan Agreement dated June 24, 1996 by and        Exhibit 4.2(a) to the June 1996 10-
                between Aberdeen Development Corporation and             QSB
                APA Optics, Inc.
    4.2(b)      300,000 Loan Agreement dated June 24, 1996               Exhibit 4.2(b) to the June 1996 10-
                between Aberdeen Development Corporation and             QSB
                APA Optics, Inc.
    4.2(c)      250,000 Loan Agreement dated June 24, 1996 by and        Exhibit 4.2(c) to the June 1996 10-
                between Aberdeen Development Corporation and             QSB
                APA Optics, Inc.
    4.2(d)      300,000 Loan Agreement dated June 24, 1996 by and        Exhibit 4.2(d) to the June 1996 10-
                between Aberdeen Development Corporation and             QSB
                APA Optics, Inc.
    4.3(a)      Loan Agreement between South Dakota Economic             Exhibit 4.3(a) to the June 1996 10-
                Development Finance and APA Optics, Inc.                 QSB
    4.3(b)      Mortgage and Security Agreement - One Hundred            Exhibit 4.3(b) to the June 1996 10-
                Day Redemption from APA Optics, Inc. to South            QSB
                Dakota Economic Development Finance Authority
                dated as of June 24, 1996
    4.4(a)      Subscription and Investment Representation               Exhibit 4.4(a) to the June 1996 10-
                Agreement of NE Venture, Inc.                            QSB
    4.4(b)      Form of Common Stock Purchase Warrant for NE             Exhibit 4.4(b) to the June 1996 10-
                Venture, Inc.                                            QSB
    4.5(a)      Certificate of Designation for 2% Series A Convertible   Exhibit 4.5(a) filed as a part of
                Preferred Stock                                          Registration Statement on Form S-3
                                                                         (Commission File No. 333-33968)
    4.5(b)      Form of common stock warrant issued in connection        Exhibit 4.5(b) filed as a part of
                with 2% Series A Convertible Preferred Stock             Registration Statement on Form S-3
                                                                         (Commission File No. 333-33968)
    4.6         Common Stock Purchase Warrant issued to Ladenburg        Exhibit 4.6 to Registrant's Report on
                Thalmann & Co. Inc. to purchase 84,083 shares            Form 10-K for fiscal year ended
                                                                         March 31, 2000 ("2000 10-K")
    4.7         Share Rights Agreement dated October 23, 2000 by         Exhibit 1 to the Registration
                and between the Registrant and Wells Fargo Bank          Statement on Form 8-A filed
                Minnesota NA as Rights Agent                             November 8, 2000


================================================================================================================
                                                                               PAGE NUMBER OR INCORPORATED
    NUMBER                            DESCRIPTION                                    BY REFERENCE TO
--------------  -------------------------------------------------------  ---------------------------------------
    10.1(a)     Sublease Agreement between the Registrant and Jain-      Exhibit 10.1 to the Registration
                Olsen Properties and Sublease Agreement and Option       Statement on Form S-18 filed with the
                Agreement between the Registrant and Jain-Olsen          Chicago Regional Office of the
                Properties                                               Securities and Exchange Commission
                                                                         on June 26, 1986
    10.1(b)     Amendment and Extension of Sublease Agreement            Exhibit 10.1(b) to 2000 10-K
                dated August 31, 1999
   *10.2(a)     Stock Option Plan for Nonemployee Directors              Exhibit 10.3a to Registrant's Report
                                                                         on Form 10-KSB for the fiscal year
                                                                         ended March 31, 1994 (the "1994 10-
                                                                         KSB")
   *10.2(b)     Form of option agreement issued under the plan           Exhibit 10.3b to 1994 10-KSB
   *10.3        1997 Stock Compensation Plan                             Exhibit 10.3 to Registrant's Report on
                                                                         Form 10-KSB for the fiscal year
                                                                         ended March 31, 1997
   *10.4        Insurance agreement by and between the Registrant        Exhibit 10.5 to Registrant's Report on
                and Anil K. Jain                                         Form 10-K for the fiscal year ended
                                                                         March 31, 1990
   *10.5        Form of Agreement regarding Repurchase of Stock          Exhibit 10.1 to Registrant's Report on
                upon Change in Control Event with Anil K. Jain and       Form 10-QSB for the quarter ended
                Kenneth A. Olsen                                         September 30, 1997 ("September
                                                                         1997 10-QSB")
   *10.6        Form of Agreement regarding                              Exhibit 10.2 to the September 1997
                Employment/Compensation upon Change in Control           10-QSB
                with Messrs. Jain and Olsen
    10.7        Form of Agreement regarding Indemnification of           Exhibit 10.7 to Registrant's Report on
                Directors and Officers with Messrs. Jain, Olsen,         From 10-K for the fiscal year ended
                Ringstad, Roth, Von Wald and Zuckerman                   March 31, 2002.
    23.1        Consent of Grant Thornton LLP
    23.2        Consent of Ernst & Young LLP

* Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.