Form 10-K/A
period 2002-03-31
APA OPTICS INC /MN/
filed 2002-06-26
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               Amendment Number 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  fiscal  year  ended  March 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to __________________

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

                                Explanatory Note

The Form 10-K of APA Optics, Inc. for the year ended March 31, 2002 (the "Form 10-K") is being amended to file the correct version of the Report of Independent Certified Public Accounts from Grant Thornton LLP (the "Report"). An early version of the Report without the accounting firm's name was inadvertently included in the original filing of the Form 10-K. Page 4 of this amended report hereby replaces page 18 of the Form 10-K previously filed. There are no other differences in the Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APA  Optics,  Inc.

Date: June 26, 2002                           By  /s/  Anil K. Jain
                                                 -------------------------------
                                                  Anil K. Jain
                                                  President

Date: June 26, 2002                           By  /s/  Robert M. Ringstad
                                                 -------------------------------
                                                  Robert M. Ringstad
                                                  Chief Financial Officer

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


                                                         /S/  Grant Thornton LLP


Minneapolis, Minnesota
May 7, 2002