Form 10-Q/A
period 2002-06-30
APA OPTICS INC /MN/
filed 2002-08-08
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               Amendment Number 1

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

                                Explanatory Note

The Form 10-Q of APA Optics, Inc. for the quarter ended June 30, 2002 (the "Form 10-Q") is being amended to file Exhibit 99.1 "CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002." There are no other differences in the Report.