Form 10-Q
period 2002-12-31
APA OPTICS INC /MN/
filed 2003-02-14
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002, or

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

                Class:                     Outstanding at December 31, 2002
     Common stock, par value $.01                    11,872,331

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                APA OPTICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                             December 31,     March 31,
                                                 2002           2002
                                            --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                 $  27,721,495   $ 31,606,403
  Accounts receivable                              33,502         20,613
  Inventories:
    Raw materials                                  95,298         21,448
    Work-in-process                                11,029         18,627
  Prepaid expenses                                120,033        103,588
  Bond reserve funds                               50,000         70,000
                                            --------------  -------------
Total current assets                           28,031,357     31,840,679

Property, plant and equipment, net              3,565,919      3,748,004

Other assets                                      619,336        807,727
                                            --------------  -------------

Total assets                                $  32,216,612   $ 36,396,410
                                            ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $   1,795,026   $  1,996,345
  Accounts payable                                131,641        127,926
  Accrued expenses                                261,908        302,204
                                            --------------  -------------
Total current liabilities                       2,188,575      2,426,475

Long-term debt                                    229,305        465,018

Shareholders' equity:
  Common stock                                    118,723        118,759
  Additional paid-in capital                   51,595,262     51,578,185
  Accumulated deficit                         (21,915,253)   (18,192,027)
                                            --------------  -------------
Total shareholders' equity                     29,798,732     33,504,917
                                            --------------  -------------
Total liabilities and shareholders' equity  $  32,216,612   $ 36,396,410
                                            ==============  =============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                       APA OPTICS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                December 31,                December 31,
                                        --------------------------  --------------------------
                                            2002          2001          2002          2001
                                        ------------  ------------  ------------  ------------
Revenues                                $    40,674   $    49,089   $   152,025   $   570,997

Costs and expenses:
  Cost of sales                             554,053     1,026,341     2,030,730     2,926,509
  Research and development                  360,178       342,224     1,050,025       761,116
  Selling, general and administrative       296,638       315,842     1,014,573     1,262,674
                                        ------------  ------------  ------------  ------------
                                          1,210,869     1,684,407     4,095,328     4,950,299
                                        ------------  ------------  ------------  ------------

Loss from operations                     (1,170,195)   (1,635,318)   (3,943,303)   (4,379,302)

Interest income                              44,906       244,499       300,795     1,046,760
Interest expense                            (25,705)      (30,933)      (79,716)      (97,385)
                                        ------------  ------------  ------------  ------------
                                             19,201       213,566       221,079       949,375
                                        ------------  ------------  ------------  ------------

Loss before income taxes                 (1,150,994)   (1,421,752)   (3,722,224)   (3,429,927)

Income taxes                                    500           250         1,000         1,637
                                        ------------  ------------  ------------  ------------

Net loss                                $(1,151,494)  $(1,422,002)  $(3,723,224)  $(3,431,564)
                                        ============  ============  ============  ============

Net loss per share:
  Basic and diluted                          ($0.10)       ($0.12)       ($0.31)       ($0.29)
                                        ============  ============  ============  ============

Weighted average shares
outstanding:
   Basic and diluted                     11,872,331    11,875,881    11,874,371    11,903,496
                                        ============  ============  ============  ============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 APA OPTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
OPERATING ACTIVITIES
Net loss                                             $(3,723,224)  $(3,431,564)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                        512,638       470,886
    Write-off of patents                                 108,660             -
    Deferred compensation expense                        (44,729)       27,389
  Changes in operating assets and liabilities:
    Accounts receivable                                  (12,889)      294,134
    Inventories and prepaid expenses                     (82,697)      323,298
    Accounts payable and accrued expenses                (36,581)     (426,820)
                                                     ------------  ------------
Net cash used in operating activities                 (3,278,822)   (2,742,677)

INVESTING ACTIVITIES
Purchases of property and equipment                     (181,793)     (938,722)
Investment in patents                                    (14,176)      (64,521)
                                                     ------------  ------------
Net cash used in investing activities                   (195,969)   (1,003,243)

FINANCING ACTIVITIES
Proceeds from the sale of short-term investments               -    15,759,000
Bond reserve funds                                        32,906        20,180
Proceeds from the sale of common stock                         -        10,041
Repurchase of common stock                                (5,991)      (92,639)
Repayment of long-term debt                             (437,032)     (363,140)
                                                     ------------  ------------
Net cash provided by (used in) financing activities     (410,117)   15,333,442
                                                     ------------  ------------

Increase (decrease) in cash and cash equivalents      (3,884,908)   11,587,522

Cash and cash equivalents at beginning of period      31,606,403    21,225,492
                                                     ------------  ------------

Cash and cash equivalents at end of period           $27,721,495   $32,813,014
                                                     ============  ============

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Addition of land and additional paid in capital      $    67,760             -


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period.

     Common stock options and warrants to purchase 548,697 and 655,872 shares of common stock with a weighted average exercise price of $9.51 and $10.15 were outstanding at December 31, 2002 and 2001, respectively, but were excluded from calculating the three months diluted net loss per share because they were antidilutive.

     Common stock options and warrants to purchase 548,697 and 400,485 shares of common stock with a weighted average exercise price of $9.51 and $13.76 were outstanding at December 31, 2002 and 2001, respectively, but were excluded from calculating the nine months diluted net loss per share because they were antidilutive.

NOTE 3. STOCK REPURCHASE PLAN

     On October 1, 2002, the Board of Directors extended its plan authorizing the repurchase of up to the greater of $2,000,000 or 500,000 shares of our common stock. For the nine months ended December 31, 2002, we repurchased a total of 3,550 shares for $5,991 at an average price of $1.69 per share.

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

NOTE 5. STOCK OPTION GRANT

     On August 22, 2002 the Company granted 2,500 options to every current employee with the exception of Anil Jain, the Chief Executive Officer and Ken Olsen, the Chief Operating Officer. A total of 122,500 options were granted at the fair market value of the stock on the day of grant. The options are 60% exercisable when the Company achieves certain financial objectives and 40% exercisable when the Company achieves certain operational objectives set forth in the Company's Short-Term Incentive Plan. Accordingly, these options are treated as variable awards, and changes in their value will be reflected in sales, general and administrative expense until the options are exercised or expire.

NOTE 6. WRITE-OFF OF PATENT COSTS

     As a result of the slowdown in the sale of fiber optic components and uncertainty regarding if and when demand for such components will recover, the Company expensed the unamortized balance of patents related to its dense wavelength multiplexer / demultiplexers or "DWDM" technology. As a result, expenses related to patents included in sales, general and administrative expenses increased $108,660 for the nine months ended December 31, 2002.

NOTE  7.  ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS 121 and was effective April 1, 2002 for the Company. This statement did not have a material effect on the financial statements of the Company, but could have a future effect in the event that an asset impairment occurs.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results or operations. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation. The transition provisions of this statement are effective for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for annual financial statements for fiscal years ending after December 15, 2002 and the first interim period beginning after December 15, 2002. The Company believes the adoption of SFAS No. 148 will not have a material effect on the Company's financial position or results of operations.

     In November 2002, FASB issued Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement clarifies the initial accounting and disclosure requirements of SFAS 5 for certain guarantees. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of FIN 45 will not have a material effect on the Company's financial position or results of operations.

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


OVERVIEW
--------

     We are engaged in designing, manufacturing, and marketing various optical components (including dense wavelength multiplexer / demultiplexers or "DWDMs" and splitters), ultraviolet (UV) detection and measurement devices, and optical components. For several years, we also received significant revenues from research and development services projects sponsored by various government agencies. Since fiscal 1998, we focused on product development, with the intent to manufacture and market both our own proprietary products and externally sourced products.

     We received no revenues from government sponsored research in fiscal 2001 or 2002 and do not expect any revenues from this source in fiscal 2003. However, one of our research and development areas, Gallium Nitride (GaN) based transistors, has drawn significant attention from various government agencies over the past few years. Although we may seek future involvement in government sponsored research projects that are closely related to our internal development efforts, our primary focus will remain the commercialization of products based on this research.

     Two of our GaN based products, the TRUVMETERTM and the SunUV Personal UV Monitor (SunWatch(R))), have required extended engineering and prototyping phases that have resulted in delays in their full rollout to the market. We have made significant progress towards resolving development issues on both products and initiated the marketing of these products. In particular, both of these products have been provided to our marketing representatives to initiate the marketing and sales activities. Additionally, we plan to showcase the SunUV Personal UV Monitor (SunWatch(R))) in various trade shows during the fourth quarter of fiscal year 2003. Production ramp up will also start in the fourth quarter as well.

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

     In response to these market conditions, we are expanding our optical components product offering, primarily through externally sourced products. We have been broadening our markets to include fiber to the home and CATV systems integrators and service providers. New products have been added to our portfolio to address these applications. One of these product lines includes components for the broadband optical access network, a market with near term growth potential. Our goal is to offer products that reduce inefficiencies in network deployment. We have identified key sources for lower cost components, primarily from overseas, in pursuit of this goal. Our experience in optical fiber components is used to identify the best vendors and products. We are also assisting in complex testing and qualification processes. APA is also using its customer relationships and understanding of optical communication systems to place products in the hands of the appropriate customers.


RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Revenues for the quarter ended December 31, 2002, were $40,674, reflecting a 17% decrease from the comparable period in the preceding fiscal year. Revenues were $ 152,025 for the nine months ended December 31, 2002, a decrease of 73% from the revenues for the comparable period in the preceding fiscal year. Lack of demand for DWDM components was the primary factor contributing to the decline in revenues for the three and nine month periods ended December 31, 2002.

COST  OF  SALES

     Cost of sales decreased $472,288 to $557,053 for the quarter ended December 31, 2002, reflecting a 46% decrease from the comparable period in the preceding fiscal year. For the nine months ended December 31, 2002, cost of sales decreased $895,779 or 31% over the comparable period in the preceding fiscal year. The decreases in the cost of sales for both periods were the result of reduced production due to the lack of orders, a reduced production staff and the transfer of production staff to research and development activities. Gross margins for sales were negative in both periods. We expect to continue experiencing negative gross margins until there is a significant increase in sales and production levels.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses increased by $17,954 for the quarter ended December 31, 2002. This represents an increase of 5% from research and development expenses in the comparable period of the preceding fiscal year. For the nine months ended December 31, 2002, research and development expenses increased $288,909 or 38% from the comparable period in the preceding fiscal year. These increases are the result of increased research activity related to our GaN HFET effort and shifting of production personnel to research activities due to the lack of demand for our existing products. We expect research and development expenses to increase gradually for the foreseeable future.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses decreased $19,204 for the quarter ended December 31, 2002, reflecting a 6% decrease compared to the comparable period in the preceding fiscal year. For the nine months ended December 31, 2002, selling, general and administrative expenses decreased $248,101 or 20% from the comparable period in the preceding fiscal year. The decreases were primarily due to the absence of any incentive compensation to employees, a decrease in personnel and savings from cost containment measures implemented in response to the lack of demand for our products.

LOSS  FROM  OPERATIONS

     The loss from operations was $1,170,195, a decrease of $465,123 or 28% for the quarter ended December 31, 2002 over the comparable period in fiscal 2002. For the nine months ended December 31, 2002, the loss from operations decreased $435,999 or 10% over the comparable period in the preceding fiscal year. The decreased loss in the quarter and the nine months ended December 31, 2002, was the result of the cost containment measures, which more than offset the drop in revenues.

     Lack of demand for DWDM components was the major factor contributing to the decline in sales. We do not see demand for these components returning in the near future. In addition, declining average selling prices for these components will require demand to exceed prior levels for us to achieve unit sales sufficient to generate revenues consistent with prior periods.

OTHER  INCOME  AND  EXPENSE

     Other income decreased $194,365 or 91% for the quarter ended December 31, 2002, from the comparable period in fiscal 2002. For the nine months ended December 31, 2002, other income decreased $728,296 or 77% from the comparable period in the preceding fiscal year. The decreases were due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations, capital investment and debt service. Unless short-term interest rates increase, we anticipate continuing decreases in interest income as a result of the use of cash in operations, for capital expansion and for debt service.

NET  LOSS

     The net loss for the quarter ended December 31, 2002, was $1,151,494 (or $0.10 per basic and diluted share), a decrease of $267,355 or 19% from the net loss reported for the same period in fiscal 2002. For the nine months ended December 31, 2002, the net loss was $3,723,224 (or $0.31 per basic and diluted share), an 11% increase over the net loss for the comparable period in the preceding fiscal year. For the quarter, the decreased net loss was attributable to the cost containment measures implemented by the Company that more than offset the decline in interest income. For the nine months ended December 31, 2002, the increased net loss was primarily attributable to the decline in interest income.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents consists primarily of certificates of deposits, U.S. Government instruments or commercial paper with original maturities of less than three months. The balance of cash and cash equivalents at December 31, 2002 is $27,721,495 compared to $31,606,403 at March 31, 2002.
The  decrease in cash was primarily the result of using cash to fund operations.

     Cash used in operating activities was $3,278,822 for the nine months ended December 31, 2002, compared to $2,742,677 for the comparable period in the preceding fiscal year. The increase reflects the lack of revenues and decreased interest income.

     We used net cash of $195,969 in investing activities in the nine months ended December 31, 2002, compared to $1,003,243 used in the same period of the preceding fiscal year. The funds were used for limited purchases of equipment, facility repairs and leasehold improvements. The decrease in the amount used for investing activities reflects our efforts to conserve cash by deferring the purchase of capital equipment for production until we experience an increase in the demand for our products. We do anticipate investing in equipment to support the HFET research and development activities over the next several quarters.

     Net cash used in financing activities in the nine months ended December 31, 2002 totaled $410,117. We used a net of $437,032 for the scheduled reduction of debt and $5,991 to redeem common stock. We repurchased a total of 3,550 shares at an average cost of $1.69 per share. We generated $32,906 from the reduction of bond reserve funds. For the nine months ended December 31, 2001, net cash provided by financing activities totaled $15,333,442. We raised $15,759,000 from the sale of short-term investments, generated $10,041 from the sale of common stock, generated $20,180 from the reduction of bond reserve funds, used $363,140 for the scheduled reduction of debt, and used $92,639 to redeem common stock.

     We anticipate a total of approximately $500,000 in capital expenditures in fiscal 2003, primarily for equipment. The majority of the capital expenditures relate to the expansion of our research and development facilities. We believe we have sufficient funds for operations for the remainder of fiscal 2003 and beyond.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                               Less than                          After
                        Total   1 Year   1-3 years   4-5 years   5 years
                        -------------------------------------------------
Long-term debt          $2,024  $ 1,795  $       53  $       36  $    140
Operating leases           229      116         112           1         -
                        -------------------------------------------------

Total Contractual Cash
    Obligations         $2,253  $ 1,911  $      165  $       37  $    140
                        =================================================

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

     In Note 7 of this report, the effect of recent promulgations of the Financial Accounting Standards Board (FASB) on the Company are described. Management believes the adoption of Statements of Financial Accounting Standards
(SFAS) Nos. 144, 145, 146 and 148, and Interpretation 45 (FIN 45) will not have a material effect on the Company's financial position or results of operations.


FACTORS  THAT  MAY  INFLUENCE  FUTURE  RESULTS
----------------------------------------------

Unless we generate significant revenues, our expenses and negative cash flow will significantly harm our financial position.

     We have not been profitable since fiscal 1990. As of December 31, 2002, we had an accumulated deficit of $21.9 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues while containing costs and operating expenses if we are to achieve profitability.

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

Our Sun(UV) Watch(R) personal ultraviolet monitor is a relatively new consumer product concept that may be adopted more slowly than projected.

     The Sun(UV) Watch(R) is an innovative product that helps consumers monitor and plan their exposure to the UV radiation in sunlight. Personal UV monitoring is a relatively new concept for consumers. Adoption and widespread use of the product by consumers could take a substantial period of time and may not ever achieve levels of acceptance necessary to make commercial production viable. In addition, creation of brand identity and consumer awareness requires the commitment of substantial capital and could divert resources from our development efforts. Even if we are successful in developing a market for the Sun(UV) Watch(R), large consumer product manufacturers with strong name brand identity could develop competing devices resulting in declining average selling prices and increased marketing costs for this type of product. Moreover, we have limited experience in designing for, and marketing to, the retail consumer market.

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

     If our effort to reduce the development and manufacturing costs of our products and/or seek more international customers requires the expansion of offshore subcontracting or the establishment of facilities outside of the United States, we will be subject to inherent risks, including, without limitation:

  - Reduced protection of intellectual property rights in foreign countries in which we may choose to operate;
  -  Difficulties  in  attracting,  training  and  retaining  qualified  staff;
  -  Political  and  economic  instability,  terrorism  or  war;
  -  The  increased  burden  of  complying with foreign laws and tax structures;
  -  Risks  associated with fluctuations in the value of foreign currencies; and
  - Risk associated with trade barriers such as high duty placed on components imported from our partner countries.

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

We may be unable to increase our manufacturing capacity and will not be able to deliver our products to our customers in a timely manner if demand for our products increases.

     Manufacturing of our products is a complex and precise process. Should our products achieve broad based market acceptance, we will need to either ramp internal production rapidly or secure manufacturing services from third parties. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. We or a contract manufacturer would be required to hire, train and manage additional manufacturing personnel and improve production processes in order to increase production capacity. There are numerous risks associated with rapidly increasing capacity, including:

  -  Difficulties  in  achieving  adequate  yields from new manufacturing lines;
  - Difficulty maintaining the precision manufacturing processes required by our products while increasing capacity;
  -  The  inability  to  timely  procure  and  install  the necessary equipment;
  -  The  lack  of  availability  of  qualified  manufacturing  personnel;  and
  -  The  inabilities  to  timely  procure  outsourced  components.

     In addition, competitive third party manufacturers may be located outside the United States. Some of the risks associated with doing business internationally are discussed under "We have limited experience in the development, manufacturing, marketing and distribution of products internationally," above.

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

     Our products are sophisticated and rely on complicated manufacturing processes. We have received several patents on certain aspects of our design and manufacturing processes and we have applied for several more. Third parties may still assert claims that our products or processes unlawfully utilize their intellectual property. Our decision to market externally sourced components forces us to rely on our suppliers' representations that their products do not infringe the intellectual property rights of others. Defense against such claims, even if they lack merit, may be time consuming, result in expensive litigation and divert management attention from operational matters. If such a claim was successful, we could be prevented from manufacturing or selling our current products, we could be forced to redesign our products, or we could be required to license the relevant intellectual property at a significant cost. Any of these actions could harm our business, financial condition or results of operations.

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


ITEM 4.  CONTROLS AND PROCEDURES.

      a. Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

      b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


                                    PART II

ITEMS 1 THROUGH 5. NOT APPLICABLE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

               Exhibit 99.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 99.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K.

               A report on Form 8-K dated October 1, 2002, reported the resignation of Director Gregory Von Wald

               A report on Form 8-K dated October 30, 2002, reported our results of operation for the quarter ended September 30, 2002

               A report on Form 8-K dated December 4, 2002, reported the resignation of Chief Financial Officer Robert Ringstad



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APA OPTICS, INC.


2/14/03                                   /s/ Anil K. Jain
-------                                   ----------------

 Date                                     Anil K. Jain
                                          President and
                                          Chief Executive Officer


2/14/03                                   /s/ David R. Peters
-------                                   -------------------

 Date                                     David R. Peters
                                          Chief Financial Officer

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

4. APA Optics, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for APA Optics, Inc. and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to APA Optics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. APA Optics, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

     a) There are no known deficiencies in the design or operation of internal controls which could adversely affect APA Optics, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) There has been no known fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. APA Optics, Inc.'s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003


Signature: /s/ Anil K. Jain
           ----------------
Print Name: Anil K. Jain
            ------------
Print Title: Chief Executive Officer
             -----------------------

                                  CERTIFICATION

I, David R. Peters, certify that:

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

4. APA Optics, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for APA Optics, Inc. and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to APA Optics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. APA Optics, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

     a) There are no known deficiencies in the design or operation of internal controls which could adversely affect APA Optics, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) There has been no known fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. APA Optics, Inc.'s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

Signature: /s/ David R. Peters
           -------------------
Print Name: David R. Peters
            ---------------
Print Title: Chief Financial Officer
             -----------------------