Form 10-Q
period 2003-06-30
APA OPTICS INC /MN/
filed 2003-08-13
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003, or

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

              Class:                            Outstanding at June 30, 2003
    Common stock, par value $.01                          11,872,331

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                APA OPTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                     June 30,       March 31,
                                                       2003           2003
                                                   -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 18,309,434   $ 22,235,686
  Accounts receivable, net of allowance of
    uncollectible accounts of $20,644 at June 30,
    2003 and March 31, 2003                           1,237,484        468,576
  Inventories, net                                    2,062,061      1,398,203
  Prepaid expenses                                      166,882        134,045
  Bond reserve funds                                          -         75,000
                                                   -------------  -------------
Total current assets                                 21,775,861     24,311,510

Property, plant and equipment, net                    4,333,534      3,989,344

Bond reserve funds                                      342,557        340,629
Bond placement costs                                     13,771         20,013
Patents, net of accumulated amortization                 92,737         85,362
Goodwill                                              2,778,296      2,500,296
Other                                                   592,660        586,542
                                                   -------------  -------------
                                                      3,820,021      3,532,842
                                                   -------------  -------------

Total assets                                       $ 29,929,416   $ 31,833,696
                                                   =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  1,714,305   $  1,846,922
  Accounts payable                                      317,132        454,804
  Accrued expenses                                      377,769        286,267
                                                   -------------  -------------
Total current liabilities                             2,409,206      2,587,993

Long-term debt                                          146,416        326,760

Shareholders' equity:
  Common stock                                          118,723        118,723
  Additional paid-in capital                         52,001,681     52,001,681
  Accumulated deficit                               (24,746,610)   (23,201,461)
                                                   -------------  -------------
Total shareholders' equity                           27,373,794     28,918,943
                                                   -------------  -------------

Total liabilities and shareholders' equity         $ 29,929,416   $ 31,833,696
                                                   =============  =============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                APA OPTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended
                                                 June 30,
                                        --------------------------
                                            2003          2002
                                        ------------  ------------
Revenues                                $ 1,566,992   $    72,451

Costs and expenses:
  Cost of sales                           1,867,881       753,720
  Research and development                  144,189       355,712
  Selling, general and administrative     1,070,952       321,579
                                        ------------  ------------
                                          3,083,022     1,431,011
                                        ------------  ------------

Loss from operations                     (1,516,030)   (1,358,560)

                                             25,451
Other income                                              133,092
Other expense                               (54,570)      (27,276)
                                        ------------  ------------
                                            (29,119)      105,816
                                        ------------  ------------

Loss before income taxes                 (1,545,149)   (1,252,744)

Income taxes                                    250           250
                                        ------------  ------------

Net loss                                $(1,545,399)  $(1,252,994)
                                        ============  ============

Net loss per share:
Basic and diluted                            ($0.13)       ($0.11)
                                        ============  ============

Weighted average shares outstanding:
  Basic and diluted                      11,872,331    11,875,840
                                        ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 APA OPTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
OPERATING ACTIVITIES
Net loss                                             $(1,545,149)  $(1,252,994)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                      182,176       156,551
      Deferred compensation expense                       30,919        13,402
    Changes in operating assets and liabilities:
       Accounts receivable                              (768,908)      (27,707)
       Inventories                                      (663,858)       25,143
       Prepaid expenses                                  (69,871)       38,321
       Accounts payable and accrued expenses             (46,170)      (51,841)
       Other                                                   -        42,927
                                                     ------------  ------------
Net cash used in operating activities                 (2,880,864)   (1,056,198)

INVESTING ACTIVITIES
Purchases of property and equipment                     (526,366)      (56,360)
Purchase price paid in excess of market value           (278,000)            -
Investment in patents                                     (7,375)            -
                                                     ------------  ------------
Net cash used in investing activities                   (811,741)      (56,360)

FINANCING ACTIVITIES
Bond reserve funds                                        79,314        51,250
Repurchase of common stock                                     -        (1,287)
Repayment of long-term debt                             (312,961)     (422,651)
                                                     ------------  ------------
Net cash provided by (used in) financing activities     (233,647)     (372,688)
                                                     ------------  ------------

Increase (decrease) in cash and cash equivalents      (3,926,252)   (1,485,246)

Cash and cash equivalents at beginning of period      22,235,686    31,606,403
                                                     ------------  ------------

Cash and cash equivalents at end of period           $18,309,434   $30,121,157
                                                     ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS


NOTE  1.  BASIS  OF  PRESENTATION

     The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE  2.  NET  LOSS  PER  SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Common stock options and warrants to purchase 991,197 and 775,872 shares of common stock with a weighted average exercise price of $9.91and $9.01 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from calculating the three months diluted net loss per share because they were antidilutive.

NOTE  3.  LAND

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

NOTE  4.  STOCK  OPTION  GRANT

     On August 22, 2002 the Company granted 2,500 options to every current employee with the exception of Anil Jain, the Chief Executive Officer and Ken Olsen, Vice President and Secretary. A total of 122,500 options were granted at the fair market value of the stock on the day of grant. The options are 60% exercisable when the Company achieves certain financial objectives and 40% exercisable when the Company achieves certain operational objectives set forth in the Company's Short-Term Incentive Plan. Accordingly, these options are treated as variable awards, and changes in their value will be reflected in sales, general and administrative expense until the options are exercised or expire.

NOTE  5.  ACQUISITION

     The Company acquired the assets of Americable, Inc. on June 27, 2003. The purchase price and assets acquired are as follows:

     Accounts  receivable                              $      594,000
     Inventory                                                638,000
     Property, plant and equipment                            450,000
                                                       --------------
         Assets purchased                                   1,682,000
     Goodwill                                                 278,000
                                                       --------------
         Purchase price                                $    1,960,000
                                                       ==============

NOTE  6.  ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121 and was effective April 1, 2002 for the Company. This statement did not have a material effect on the financial statements of the Company, but could have a future effect in the event that asset impairment occurs.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report about future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties due to many factors, many of which are beyond our control. These factors include, but are not limited to, the continued development of our products, acceptance of those products by potential customers, our ability to sell such products at a profitable price, and our ability to fund our operations. For further discussion regarding these factors, see "Factors That Influence Future Results."

OVERVIEW

     We design, manufacture, source from third parties, and market a variety of fiber optic and copper components to the data communication and telecommunication industries. We are also active in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices, optical components and in research and development in the area of Gallium Nitride (GaN) based transistors.

     Our primary internally manufactured products include standard and custom fiber optic assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. These products are manufactured by our wholly owned subsidiary APA Cables & Networks, Inc. (APACN) who acquired certain assets of Computer System Products, Inc. ("CSP") on March 14, 2003 and certain assets of Americable, Inc. ("Americable") on June 27, 2003. Several of the items discussed under "Results of Operations" show significant changes from the comparable period in the preceding fiscal year as a result of the acquisition of CSP. We expect to see similar changes in the second quarter of fiscal 2004 as a result of our acquisition of Americable.

     We outsource from third parties passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

     Most companies in the communications industry have been affected by the slowdown in telecommunications equipment spending. Decreased demand and competition have put downward pressure on margins. This downward pressure is likely to continue and we will need to reduce operating costs and improve efficiencies to remain competitive in the marketplace.

     We cannot predict whether we will be able to compete with our existing or new products or with current and future competitors. We believe that technological change, the convergence of Internet, data, video and voice on a single broadband network, the possibility of regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment. The full scope and nature of changes are difficult to predict at this time. Increased competition could lead to price cuts, reduced profit margins and loss of market share, which may seriously harm our business, operating results and financial condition.

     Our consumer GaN based product, the SunUVPersonal UV Monitor (SunWatch) is ready for production. As of June 30, 2003, and currently, we are working with our manufacturing facility in China to address yield and production capacity issues. Our goal is to increase production to meet demand for the 2003 holiday season. Our ability to meet this objective is dependent upon depends on our ability to solve production related issues.

     Our industrial GaN based product, the TrUVMetertm, required additional engineering to meet the accuracy and reliability specifications for key markets in sterilization, curing and scientific measurement. As of June 30, 2003 reliability tests were in progress and field-testing will follow this process prior to introduction.


RESULTS  OF  OPERATIONS
-----------------------


REVENUES

     Revenues for the quarter ended June 30, 2003, were $1,566,992, reflecting over a twenty-fold increase from the comparable period in the preceding fiscal year. The increase is attributable to revenues generated by our wholly owned subsidiary APACN, which produced $1,512,368 in revenues for the quarter. There are no corresponding revenues from APACN in the comparable period in the preceding fiscal year. We expect revenues to increase again in the second quarter of fiscal 2004 when the results of operations reflect the acquisition of Americable.

COST  OF  SALES

     Cost of sales increased $1,114,161 to $1,867,881 for the quarter ended June 30, 2003, reflecting a 148% increase from the comparable period in the preceding fiscal year. The increase is due primarily to the volume increase attributable to APACN. Gross margins for APACN for the current quarter were $316,564 or 21%. Overall gross margins were negative in both periods. We expect cost of sales to increase again in the second quarter of fiscal 2004 when the results of operations reflect the acquisition of Americable, Inc. We expect gross margins for APACN to gradually improve over the balance of fiscal 2004 as we consolidate the operations of APACN and Americable, Inc. and eliminate duplicate expenses. We expect overall gross margins to improve as well, but to remain negative through the end of fiscal 2004.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses decreased by $211,523 to $144,189 for the quarter ended June 30, 2003 compared to the same period for the preceding fiscal year. This represents a decrease of 59%. The decrease is the result of decreased research activity related to our fiber optic products. The majority of the decrease is due to a reduction in salaries and other related expenses. We expect research and development expenses to remain stable for the balance of fiscal 2004.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses increased $699,411 for the quarter ended June 30, 2003, reflecting a 249% increase compared to the same period in the preceding fiscal year. The increase was primarily due to the acquired operations of APACN, which incurred expenses of $519,415 for the quarter. Nearly half the total is employee related. The majority of the increase of $229,958 is related to non-recurring uncapitalized transaction costs for the acquisitions of CSP and Americable.

LOSS  FROM  OPERATIONS

     The loss from operations was $1,516,030, an increase of $157,470 or 12% for the quarter ended June 30, 2003 over the comparable period in fiscal 2003. The increased loss in the quarter was the result of operating losses at APACN, which totaled $202,851 for the period. We expect the losses to decrease over the balance of fiscal 2004 as we realize cost savings and efficiencies related to the consolidation of the operations of APACN and Americable.

OTHER  INCOME  AND  EXPENSE

     Other income decreased $107,641 or 81% for the quarter ended June 30, 2003, from the comparable period in fiscal 2003. The decrease was primarily due to a decrease in interest income due to a decline in interest rates earned on the investment of company funds. Other expenses increased $27,294 or 100% from the same period in the prior fiscal year. The decreases were due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations, capital investment, debt service and acquisitions. Unless short-term interest rates increase, we anticipate continuing decreases in interest income as a result of the use of cash in operations, for capital expansion and for debt service.

NET  LOSS

     The net loss for the quarter ended June 30, 2003, was $1,545,399 (or $0.13 per basic and diluted share), an increase of $292,405 or 23% from the net loss reported for the same period in fiscal 2003. The increased net loss was primarily attributable to losses at APACN.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months. The balance of cash and cash equivalents at June 30, 2003 is $18,309,434 compared to $22,235,686 at March 31, 2003. The decrease in cash was primarily the result of the acquisition of the assets of Americable, Inc. and the use of cash to fund operations.

     We used net cash of $811,741 in investing activities in the quarter compared to $56,360 used in the same period of the preceding fiscal year. Of this amount, $456,357 was used to purchase assets and $278,000 was paid for goodwill in connection with our acquisition of Americable. We also invested $70,009 during the quarter for computer and production equipment. We anticipate a total of approximately $750,000 in capital expenditures in fiscal 2004, primarily for equipment. We expect to invest in equipment to support the HFET research and development activities over the next several quarters.

     Net cash used in financing activities in the quarter totaled $233,647. We used $312,961 for the scheduled reduction of debt and a reduction in bond reserve funds generated $79,314. During the same period in fiscal 2003 we used $372,688 in financing activities, of which $422,651 was used for the scheduled reduction of debt, $51,250 was generated from the reduction of bond reserve funds and $1,287 was used to repurchase common stock of the company.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                Less than                            After
                        Total     1 Year    1-3 years   4-5 years   5 years
                        ----------------------------------------------------
Long-term debt          $1,861   $   1,615   $      70   $      36   $   140
Operating leases           908         337         571           -         -
                        ----------------------------------------------------
Total Contractual Cash
Obligations             $2,769   $   1,952   $     641   $      36   $   140
                        ====================================================

Application  of  Critical  Accounting  Policies

     We have reviewed our use of estimates in applying our accounting policies and determined that significant changes in our various estimates would not have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Accordingly, we do not consider any of our estimates to be "critical estimates" as defined in the rules of the Securities and Exchange Commission. See Note A of Notes to Financial Statements under Item 8 of our Report on Form 10-K for our fiscal year ended March 31, 2003 for descriptions of the use of estimates in our accounting policies. Our management and the audit committee of our board of directors have discussed our use of estimates and have approved our disclosure relating to it in this report.

     In Note 7 of this report, the effect of recent promulgations of the Financial Accounting Standards Board (FASB) on the Company is described. We believe the adoption of Statements of Financial Accounting Standards (SFAS) Nos. 144, 145, 146 and 148, and Interpretation 45 (FIN 45) will not have a material effect on the Company's financial position or results of operations.


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

Forward-looking statements include, but are not limited to, statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

     We have not been profitable since fiscal 1990. As of June 30, 2003, we had an accumulated deficit of $24.7 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

     We believe our success in competing with other manufacturers of fiber optic and copper components and assemblies will depend primarily on our manufacturing and marketing skills, the price, quality and reliability of our products, our delivery capabilities and our control of operating expenses. We have experienced and anticipate experiencing increasing pricing pressures from our current and future competitors as well as general pricing pressure from our customers as part of their cost reduction efforts. Competition may also be affected by consolidation among suppliers in this industry which may increase their resources. As a result, other competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

     We cannot predict whether we will be able to compete with our existing or new products or with current and future competitors. We believe that technological change, the convergence of Internet, data, video and voice on a single broadband network, the possibility of regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment. The full scope and nature of changes are difficult to predict at this time. Increased competition could lead to price cuts, reduced profit margins and loss of market share, which may seriously harm our business, operating results and financial condition.

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

Acquisitions  or  investments  could  have  an  adverse  affect  on our business
     We completed acquisitions of the assets of Computer System Products, Inc. and Americable, Inc. in March 2003 and June 2003 respectively, as part of our strategy to expand our product offerings, develop internal sources of components and materials, and acquire new technologies. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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


                                     PART II

ITEMS  1  THROUGH  5.  NOT  APPLICABLE


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

               Exhibit  10.8  -  Sublease  with  Newport  Corporation

               Exhibit  31.1  -  Chief  Executive  Officer's  Certification

               Exhibit  32.2  -  Chief  Financial  Officer's  Certification

               Exhibit 32.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K.

               A report on Form 8-K dated May 23, 2003, reported the acquisition of the assets of Computer System Products, Inc.

               A report on Form 8-K dated June 30, 2003, reported the acquisition of the assets of Americable, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APA OPTICS, INC.


  8/8/03                       /s/  Anil  K.  Jain
----------                     -------------------

   Date                             Anil  K.  Jain
                                    President  and
                                    Chief  Executive  Officer
                                    (Principal executive officer)

  8/8/03                       /s/  David  R.  Peters
----------                     ----------------------

   Date                             David  R.  Peters
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)