Form 10-Q
period 2003-09-30
APA OPTICS INC /MN/
filed 2003-11-05
CIK 796505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003, or

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

                  Class:                       Outstanding at September 30, 2003
      Common stock, par value $.01                         11,872,331

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   APA OPTICS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)


                                                       September 30,     March 31,

                                                           2003            2003
                                                      ---------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   16,653,485   $ 22,235,686
  Accounts receivable, net of allowance of
  uncollectible accounts of $21,836 at September 30,
  2003 and $20,644 at March 31, 2003                       1,824,849        468,576
  Inventories                                              2,182,022      1,398,203
  Prepaid expenses                                           182,642        134,045
  Bond reserve funds                                          40,000         75,000
                                                      ---------------  -------------
Total current assets                                      20,882,998     24,311,510

Property, plant and equipment, net                         4,283,499      3,989,344

Other assets:
  Bond reserve funds                                         383,623        340,629
  Bond placement costs, net of accumulated
  amortization                                                 7,771         20,013
  Patents, net of accumulated amortization                    92,737         85,362
  Goodwill                                                 2,778,296      2,500,296
  Other                                                      576,070        586,542
                                                      ---------------  -------------
                                                           3,838,497      3,532,842
                                                      ---------------  -------------

Total assets                                          $   29,004,994   $ 31,833,696
                                                      ===============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    1,545,569   $  1,846,922
  Accounts payable                                           870,311        454,804
  Accrued expenses                                           565,094        286,267
                                                      ---------------  -------------
Total current liabilities                                  2,980,974      2,587,993

Long-term debt                                               288,085        326,760

Shareholders' equity:
  Common Stock                                               118,723        118,723
  Additional paid-in capital                              52,031,560     52,001,681
  Accumulated deficit                                    (26,414,348)   (23,201,461)
                                                      ---------------  -------------
Total shareholders' equity                                25,735,935     28,918,943
                                                      ---------------  -------------

Total liabilities and shareholders' equity            $   29,004,994   $ 31,833,696
                                                      ===============  =============


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                       APA OPTICS, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                           Three Months Ended           Six Months Ended
                                              September 30,               September 30,
                                       --------------------------  --------------------------
                                           2003          2002          2003          2002
                                       ------------  ------------  ------------  ------------
Revenues                               $ 3,557,586   $    38,900   $ 5,124,578   $   111,351

Costs and expenses:
  Cost of sales                          3,339,257       718,944     5,207,138     1,476,677
  Research and development                 210,861       336,680       407,529       689,847
  Selling, general and administrative    1,705,663       397,824     2,724,136       717,935
                                       ------------  ------------  ------------  ------------
                                         5,255,781     1,453,448     8,338,803     2,884,459
                                       ------------  ------------  ------------  ------------

Loss from operations                    (1,698,195)   (1,414,548)   (3,214,225)   (2,773,108)

Interest income                             34,657       122,797        60,108       255,889
Interest expense                            (3,200)      (26,736)      (57,770)      (54,011)
                                       ------------  ------------  ------------  ------------
                                            31,457        96,061         2,338       201,878
                                       ------------  ------------  ------------  ------------

Loss before income taxes                (1,666,738)   (1,318,487)   (3,211,887)   (2,571,230)

Income taxes                                   750           250         1,000           500
                                       ------------  ------------  ------------  ------------

Net loss                               $(1,667,488)  $(1,318,737)  $(3,212,887)  $(2,571,730)
                                       ============  ============  ============  ============

Net loss per share:
  Basic and diluted                         ($0.14)       ($0.11)       ($0.27)       ($0.22)

Weighted average shares outstanding:
  Basic and diluted                     11,872,331    11,874,957    11,872,331    11,875,396
                                       ============  ============  ============  ============


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                       APA OPTICS, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                       Six Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2003          2002
                                                                  ------------  ------------
OPERATING ACTIVITIES
Net loss                                                          $(3,212,887)  $(2,571,730)
Adjustments to reconcile net loss to net cash used  in operating activities, net of acquisition:
          Depreciation and amortization                               430,198       342,166
          Write-off of patents                                              -       108,660
          Stock based compensation expense                             29,879        26,804
        Changes in operating assets and liabilities:
          Accounts receivable                                        (762,273)         (687)
          Inventories                                                (145,819)       24,484
          Prepaid expenses and other                                  (99,956)       62,768
          Accounts payable and accrued expenses                       694,334      (161,427)
                                                                  ------------  ------------
Net cash used in operating activities                              (3,066,524)   (2,168,962)

INVESTING ACTIVITIES
Purchases of property and equipment                                  (212,522)      (65,937)
Cash paid for business acquisition                                 (1,960,000)            -
Investment in patents                                                  (7,375)      (13,851)
                                                                  ------------  ------------
Net cash used in investing activities                              (2,197,897)      (79,788)

FINANCING ACTIVITIES
Repayment of long-term debt                                          (340,028)     (429,677)
Repurchase of common stock                                                  -        (5,991)
Bond reserve funds                                                      4,248        45,406
                                                                  ------------  ------------
Net cash used in financing activities                                (335,780)     (390,262)
                                                                  ------------  ------------

Decrease in cash and cash equivalents                              (5,582,201)   (2,639,012)

Cash and cash equivalents at beginning of period                   22,235,686    31,606,403
                                                                  ------------  ------------

Cash and cash equivalents at end of period                        $16,653,485   $28,967,391
                                                                  ============  ============

Noncash investing and financing activities
  Contributed land                                                          -   $    67,760


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.


NOTE 2.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                     Three Months Ended            Six Months Ended
                                                                         September 30,                 September,
                                                                 --------------------------  --------------------------
                                                                     2003          2002          2003          2002
                                                                 ------------  ------------  ------------  ------------
Numerator for basic and diluted  net loss                        $(1,667,488)  $(1,318,737)  ($3,212,887)  $(2,571,730)
                                                                 ------------  ------------  ------------  ------------

Denominator for basic and diluted net loss per share- weighted-
  average shares outstanding                                      11,872,331    11,874,957    11,872,331    11,875,396
                                                                 ============  ============  ============  ============

Basic and diluted net loss per share                                  ($0.14)       ($0.11)       ($0.27)       ($0.22)
                                                                 ============  ============  ============  ============


Common stock options and warrants to purchase 1,014,197 and 785,872 shares of common stock with a weighted average exercise price of $6.70 and $8.80 were outstanding at September 30, 2003 and 2002, respectively, but were excluded from calculating the three months diluted net loss per share because they were antidilutive.

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

NOTE 4.  STOCK OPTION GRANTS

     On August 22, 2002 the Company granted an option to purchase 2,500 shares of common stock to every current employee with the exception of Anil Jain, the Chief Executive Officer, and Ken Olsen, the Chief Operating Officer. A total of 122,500 options were granted, all with an exercise price equal to the fair market value of the stock on the day of grant. The options become exercisable for 60% of the shares when the Company achieves specified financial objectives and exercisable as to the remaining 40% when the Company achieves specified operational objectives set forth in the Short-Term Incentive Plan. Accordingly, these options are treated as variable awards, and the Company reflects changes in their value in the general and administrative expense line until the options are exercised or expire. 14,940 shares have been vested related to this program and $13,894 is included in S,G&A expense for the three and six months ended September 30, 2003.

NOTE  5.  ACQUISITION

     The Company acquired the assets of Americable, Inc. on June 27, 2003. The purchase price and assets acquired are as follows:

     Accounts receivable                                       $    594,000
     Inventory                                                      638,000
     Property, plant and equipment                                  450,000
                                                               ---------------
          Assets purchased                                        1,682,000
     Goodwill                                                       278,000
                                                               ---------------
          Purchase price                                       $  1,960,000
                                                               ===============

NOTE 6.  SEGMENT REPORTING

          The March 2003 and June 2003 acquisitions of Computer System Products, Inc. and Americable, Inc, prompted the Company's management to adjust how it evaluates its business and, as a result, established segments under FASB 131"Disclosures about Segments of an Enterprise and Related Information." This evaluation is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company has identified two reportable segments based on the internal organizational structure, management of operations and performance evaluation. These segments are APA Optics (APA) and APA Cables and Networks (APACN). APA's revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. APACN's revenue is derived primarily from standard and custom fiber optic assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management's time and expenses absorbed at APA in the amount of $35,600 have been allocated to APACN. Segment detail is summarized as follows (unaudited, in thousands):

                                   APA Optics    APACN   Eliminations    Consolidated
                                  ------------  -------  -------------  --------------
THREE MONTHS ENDED SEPTEMBER 30,
2003
  External sales                  $        61   $3,497              -   $       3,558
  Cost of Sales                           680    2,659              -           3,339
  Operating loss                       (1,432)    (266)             -          (1,698)
  Depreciation and amortization           185       32              -             217
  Capital expenditures                     31      105              -             136
  Assets                               28,428    7,652         (7,075)         29,005

THREE MONTHS ENDED SEPTEMBER 30,
2002
  External sales                           39        -              -              39
  Cost of Sales                           719        -              -             719
  Operating loss                       (1,415)       -              -          (1,415)
  Depreciation and amortization           186        -              -             186
  Capital expenditures                     10        -              -              10
  Assets                               33,332        -              -          33,332

SIX MONTHS ENDED SEPTEMBER 30,
2003
  External sales                          122    5,010             (7)          5,125


  Cost of Sales                         1,359    3,855             (7)          5,207
  Operating loss                       (2,746)    (469)             -          (3,214)
  Depreciation and amortization           368       62              -             430
  Capital expenditures                    100      112              -             212
  Assets                               28,428    7,652         (7,075)         29,005

SIX MONTHS ENDED SEPTEMBER 30,
2002
  External sales                          111        -              -             111
  Cost of Sales                         1,477        -              -           1,477
  Operating loss                       (2,773)       -              -          (2,773)
  Depreciation and amortization           342        -              -             342
  Capital expenditures                     66        -              -              66
  Assets                               33,322        -              -          33,322


NOTE 7. STOCK REPURCHASE PLAN

     On October 1, 2002, the Board of Directors extended its plan authorizing the repurchase of up to the greater of $2,000,000 or 500,000 shares of the Company's common stock. For the six months ended September 30, 2002, the Company repurchased a total of 3,550 shares for $5,991 at an average price of $1.69 per share.

NOTE 8. WRITE-OFF OF PATENT COSTS

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

NOTE  9.  ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" (VIE), which requires consolidation of variable interest entities by holders of variable interests that meet certain conditions. FIN 46 establishes accounting for variable interests in a VIE created after January 31, 2003. FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. The adoption of FIN 46 has not had a material affect on the Company's consolidated financial position or results of operation.

     In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement, its adoption is not anticipated to have a material effect on the Company's consolidated financial statements.


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

     Our primary internally manufactured products include standard and custom fiber optic assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. These products are manufactured by our wholly owned subsidiary APA Cables and Networks, Inc. (APACN) who acquired certain assets of Computer System Products, Inc. ("CSP") on March 14, 2003 and certain assets of Americable, Inc. ("Americable") on June 27, 2003. Several of the items discussed under "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result from the acquisitions of CSP and Americable.

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

     Our consumer GaN based product, the SunUVPersonal UV Monitor (formerly SunWatch) is now ready for production. As of September 30, 2003, and currently, we are working with our manufacturing facility in China to address yield and production capacity issues. Our goal is to start sending samples of our products to several retailers and distributors and fulfill small volume orders during the 3rd quarter of FY 2004. Our ability to meet this objective is dependent upon our ability to solve production related issues.

     As of September 30, 2003, our industrial GaN based product, the TrUVMeterTM, has required additional engineering to meet accuracy and reliability specifications for key markets in sterilization, curing and scientific measurement. Our primary focus at present is to introduce the SunUVPersonal UV Monitor to the market and, subsequently, to introduce the TrUVMeterTM .


RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Revenues for the quarter ended September 30, 2003, were $3,557,586, reflecting over a ninety-fold increase from the comparable period in the preceding fiscal year. The increase is attributable to revenues generated by our wholly owned subsidiary, APACN, which produced $3,497,188 in revenues for the quarter. This includes sales for a full quarter from the acquisition of Americable, which occurred on June 27, 2003. Sales for the six months ended September 30, 2003 were $5,124,578, reflecting a 45-fold increase from the comparable period in the preceding year. The increase is attributable to revenues generated by APACN, which recorded revenue of $5,009,556 for the six month period ended September 30, 2003. There are no corresponding revenues from APACN in the comparable period in the preceding fiscal year. We expect that future sales of APACN products will continue to account for a substantial portion of our revenue. We anticipate that revenues may be mildly adversely affected by seasonality in the third quarter of fiscal 2004, primarily attributable to the number of holidays and customer budget cycles within APACN's marketplace.

COST  OF  SALES

     Cost of sales for the quarter ended September 30, 2003 was $3,339,257 and $5,207,138 for the six months ended September 30, 2003, respectively. Cost of sales for the three and six months ended September 30, 2002 was $718,944 and $1,476,677, respectively. The increases over the comparable periods in the preceding fiscal year are due primarily to the volume increase attributable to APACN. Gross margins for APACN for the current quarter were $838,150 or 24%, and $1,154,714, or 23%, for the six months ended September 30, 2003. Gross margins for the quarter ended September 30, 2003 at APACN were negatively affected by duplicate expenses related to operating multiple facilities and higher personnel costs related to moving to a new facility. We expect gross margins for APACN to gradually improve over the balance of fiscal 2004 as we continue to consolidate the operations of APACN and eliminate duplicate expenses.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses decreased by $125,819, to $210,861, for the quarter ended September 30, 2003 compared to the same period for the preceding fiscal year. This represents a decrease of 37%. For the six months ended September 30, 2003, research and development expenses decreased by $282,318, from $689,847 to

$407,529. Both the three and six month ending decreases are due primarily to decreased research activity related to our fiber optic products. The majority of the decrease is due to a reduction in salaries and other related expenses. We expect research and development expenses to remain stable for the balance of fiscal 2004.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses increased $1,307,839 to $1,705,663 for the quarter ended September 30, 2003 versus $397,824 for the comparable period in the preceding fiscal year, reflecting an increase of 329%. The increase is due primarily to the addition of APACN, which had $1,104,028 in SG&A expenses for the quarter. APACN incurred approximately $161,000 in one time fees and expenses within the quarter associated with expenses related to operating multiple facilities and for moving costs related to its move to a new facility. We expect we will not incur any more significant costs associated with this move going forward. Expenses at APA Optics increased $203,810, due primarily to higher professional fees and higher depreciation and amortization expenses. For the six months ended September 30, 2003, SG&A increased $2,006,201, or 279%, to $2,724,136. The increase was primarily due to the acquired operations of APACN, which had $1,623,443 in expenses for the six months ended September 30, 2003, approximately 65% of which is employee related. Expenses at APA Optics increased $382,757, primarily due to higher professional fees related to the acquisition of APACN and higher personnel expenses. For the six months ended September 30, 2003, approximately $230,000 of APA Optics SG&A expenses have been related to non-recurring uncapitalized transaction costs for the acquisitions of CSP and Americable. We expect expenses to decrease next quarter as cost savings and the elimination of duplicate costs related to the consolidation of the operations of APACN are achieved.

LOSS  FROM  OPERATIONS

     The loss from operations was $1,698,195, an increase of $283,647, or 20% for the quarter ended September 30, 2003 over the comparable period in fiscal 2003. The increased loss in the quarter was the result of operating losses at APACN, which totaled $265,879 for the period. The loss from operations for the six months ended September 30, 2003 was $3,214,225, an increase of $441,117, or 16%, from $2,773,108 in the comparable period in the preceding year. The increased loss is primarily the result of the operating losses at APACN. We expect the losses to decrease over the balance of fiscal 2004 as we realize cost savings and efficiencies related to the consolidation of the operations of APACN.

OTHER  INCOME  AND  EXPENSE

     Other income decreased $88,140 or 72% for the three months ended September 30, 2003 from the comparable period in fiscal 2003. For the six months ended September 30, 2003, other income decreased $195,781, or 77% from the comparable period in the preceding fiscal year. Other expenses decreased $23,536 or 88% for the three months ended September 30, 2003 from the comparable period in fiscal 2003 due to the retirement in May 2003 of an interest bearing bond debt. For the six-month period ended September 30, 2003, other expenses increased $3,759, or 7%, due to additional interest expense on operating leases at APACN. Interest income decreased $78,264, or 66% and $156,871, or 61% for the three and six months ended September 30, 2003, respectively, from the comparable periods in the preceding fiscal year, The decreases in interest income were due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations, capital investment, debt service and acquisitions. Unless short-term interest rates increase, we anticipate continuing decreases in interest income as a result of the use of cash in operations, for capital expansion and for debt service.

NET  LOSS

     The net loss for the quarter ended September 30, 2003, was $1,667,488 (or $0.14 per basic and diluted share), an increase of $348,751 or 26% from the net loss reported for the same period in fiscal 2003. For the six months ended September 30, 2003, the net loss was $3,212,887, (or $.27 per basic and diluted share), an increase of $641,157 or 25% from the net loss reported for the same period in fiscal 2003. The increased net losses were primarily due to losses at APACN, which was negatively affected by duplicate expenses related to operating multiple facilities and higher personnel costs related to moving to a new facility, while the increase in loss at APA Optics is attributable to lower interest income earned in the six months ending September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     APA's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months. The balance of cash and cash equivalents at September 30, 2003 is $16,653,485 compared to $22,235,686 at March 31, 2003.
The decrease in cash was primarily the result of the acquisition of the assets of Americable, Inc. and the use of cash to fund operations.

     We used net cash of $2,197,897 in investing activities for the six months ended September 30, 2003 compared to $79,788 used in the same period of the preceding fiscal year. Of this amount, $1,960,000 was used to purchase the assets of Americable, Inc. We also invested $212,522 for the six months ended September 30, 2003 for computer and production equipment. We anticipate a total of approximately $1,250,000 in capital expenditures in fiscal 2004, primarily for equipment in HFET research at APA Optics. We expect to invest in equipment to support the HFET research and development activities over the next several quarters.

     Net cash used in financing activities for the six months ended September 30, 2003 totaled $335,780. We used $340,028 for the scheduled reduction of debt and a reduction in bond reserve funds generated $4,248. During the same period in fiscal 2003 we used $390,262 in financing activities, of which $429,677 was used for the scheduled reduction of debt, $45,406 was generated from the reduction of bond reserve funds and $5,991 was used to repurchase common stock of the Company.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                               Less than                         After
                        Total   1 Year    1-3 years  4-5 years  5 years
                        -----------------------------------------------
Long-term debt          1,833      1,546        111         35      141
Operating leases          764        361        403          -        -
                        -----------------------------------------------

Total Contractual Cash
    Obligations         2,597      1,907        514         35      141
                        ===============================================


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

      In Note 9 of this report, the effect of recent promulgations of the Financial Accounting Standards Board (FASB) on the Company is described. We believe the adoption of these Statements and Interpretations will not have a material effect on the Company's financial position or results of operations.

FACTORS  THAT  MAY  INFLUENCE  FUTURE  RESULTS
----------------------------------------------

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

     We have not been profitable since fiscal 1990. As of September 30, 2003, we had an accumulated deficit of $26.4 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

     We believe our success in competing with other manufacturers of fiber optic and copper components and assemblies will depend primarily on our manufacturing and marketing skills, the price, quality and reliability of our products, our delivery capabilities and our control of operating expenses. We have experienced and anticipate experiencing increasing pricing pressures from our current and future competitors as well as general pricing pressure from our customers as part of their cost reduction efforts. Competition may also be affected by consolidation among suppliers in this industry, which may increase their resources. As a result, other competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

     We cannot predict whether we will be able to compete against current and future competitors with our existing and new products. We believe that technological change, the convergence of Internet, data, video and voice on a single broadband network, the possibility of regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment. The full scope and nature of changes are difficult to predict at this time. Increased competition could lead to price cuts, reduced profit margins and loss of market share, which may seriously harm our business, operating results and financial condition.

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

     Some of our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the network, both current and future. Our products may not be compatible or operate as expected over long periods of time. Our customers may discover errors or defects in our products only after they have been fully deployed. If we are unable to fix such errors or other problems, we could lose customers, lose revenues, suffer damage to our brand and reputation, and lose our ability to attract new customers or achieve market acceptance. Each of these factors would negatively impact cash flow and would seriously harm our business, financial condition and results of operations.

We must introduce new products and product enhancements to increase revenue.

     The successful operation of our business depends on our ability to anticipate market needs and develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. We continue to acquire these products from off shore partners, qualify the products, and integrate (if necessary) the products into our platforms and systems. These products may not meet our target specification, which may delay their introduction into our sales channels. Outsourcing products also brings potential risks such as the general financial strength of our outsourcing partners and the economic and political stability in our partner's nation. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. Our products could quickly become obsolete as new technologies are introduced or as other firms introduce lower cost alternatives. We must continue to develop leading-edge products and introduce them to the commercial market quickly in order to be successful. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.

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

Our products may infringe on the intellectual property rights of others

     Some of our products are sophisticated and rely on complicated manufacturing processes. We have received multiple patents on aspects of our design and manufacturing processes and we have applied for several more. Third parties may still assert claims that our products or processes infringe upon their intellectual property. Defending our interests against these claims, even if they lack merit, may be time consuming, result in expensive litigation and divert management attention from operational matters. If such a claim were successful, we could be prevented from manufacturing or selling our current products, be forced to redesign our products, or be forced to license the relevant intellectual property at a significant cost. Any of these actions could harm our business, financial condition or results of operations.

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

                                     PART II

ITEMS 1 THROUGH 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of the Company was held on August 21, 2003. As of the record date, July 7, 2003, there were 11,872,331 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 10,265,560 shares of Common Stock (approximately 86% of the total issued and outstanding).

     (b) (1) The election of 5 directors to serve for one-year terms was approved. The individual results are as follows. There were no broker non-votes.

----------------------------------------------------------------------------
                                             Voting Authority
Name                      Affirmative Votes      Withheld            Abstain
----------------------------------------------------------------------------
Anil K. Jain                   9,346,664           918,896              -
----------------------------------------------------------------------------
Kenneth A. Olsen               9,342,264           923,296              -
----------------------------------------------------------------------------
John G. Reddan                10,211,255            54,305              -
----------------------------------------------------------------------------
Ronald G. Roth                10,225,155            40,405              -
----------------------------------------------------------------------------
Stephen L. Zuckerman, MD      10,225,155            40,405              -
----------------------------------------------------------------------------


ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

               Exhibit 31.1 - Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification required of Chief Executive Officer by Section 906 of the Sarbanes Oxley Act of 2002

               Exhibit 32.2 - Certification required of Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

     (b)    Reports on Form 8-K.

               A report on Form 8-K dated July 2, 2003, reported the acquisition of the assets of Americable, Inc.

               A report on Form 8-K dated July 23, 2003, reported the resignation of the Chief Financial Officer David R. Peters.

               A report on Form 8-K/A dated August 8, 2003, amended the report on Form 8-K filed on July 2, 2003 providing the required financial statements and pro forma financial information within the time allowed under the requirement of Form 8-K.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APA OPTICS, INC.


                                        /s/ Anil K. Jain
----------                              ----------------

   Date                                 Anil K. Jain
                                        President,
                                        Chief Executive Officer and Chief
                                        Financial Officer (Principal Executive
                                        and Principal Financial Officer)


                                        /s/ Daniel Herzog
----------                              -----------------

   Date                                 Comptroller
                                        (Principal Accounting Officer)