Form 10-Q
period 2003-12-31
APA OPTICS INC /MN/
filed 2004-02-13
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes           No  X
                               ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class:                    Outstanding at December 31, 2003
        Common stock, par value $.01                  11,872,331

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                APA OPTICS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)


                                                      December 31,     March 31,
                                                          2003           2003
                                                     --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                          $  15,040,465   $ 22,235,686
  Accounts receivable, net of allowance for
  uncollectible accounts of $24,838 at December 31,
  2003 and $20,644 at March 31, 2003                     1,407,578        468,576
  Inventories                                            2,403,681      1,398,203
  Prepaid expenses                                         182,897        134,045
  Bond reserve funds                                        84,282        125,830
                                                     --------------  -------------
Total current assets                                    19,118,903     24,362,340

Property, plant and equipment, net                       4,402,452      3,989,344

Other assets:
  Bond reserve funds                                       335,618        340,629
  Bond placement costs, net of accumulated
  amortization                                               1,771         20,013
  Patents, net of accumulated amortization                  92,738         85,362
  Goodwill                                               2,778,296      2,500,296
  Other                                                    569,386        586,542
                                                     --------------  -------------
                                                         3,777,809      3,532,842
                                                     --------------  -------------

Total assets                                         $  27,299,164   $ 31,884,526
                                                     ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $   1,545,149   $  1,846,922
  Accounts payable                                         910,483        454,804
  Accrued expenses                                         529,417        337,097
                                                     --------------  -------------
Total current liabilities                                2,985,049      2,638,823

Long-term debt                                             276,831        326,760

Shareholders' equity:
  Common Stock                                             118,723        118,723
  Additional paid-in capital                            51,975,345     52,001,681
  Accumulated deficit                                  (28,056,784)   (23,201,461)
                                                     --------------  -------------
Total shareholders' equity                              24,037,284     28,918,943
                                                     --------------  -------------

Total liabilities and shareholders' equity           $  27,299,164   $ 31,884,526
                                                     ==============  =============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                       APA OPTICS, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                            Three Months Ended          Nine Months Ended
                                                December 31,               December 31,
                                        --------------------------  --------------------------
                                            2003          2002          2003          2002
                                        ------------  ------------  ------------  ------------
Revenues                                $ 3,301,955   $    40,674   $ 8,426,533   $   152,025

Costs and expenses:
   Cost of sales                          3,314,468       554,053     8,521,606     2,030,730
   Research and development                 248,128       360,178       655,302     1,050,025
   Selling, general and administrative    1,380,005       296,638     4,104,496     1,014,573
                                        ------------  ------------  ------------  ------------
                                          4,942,601     1,210,869    13,281,404     4,095,328
                                        ------------  ------------  ------------  ------------

Loss from operations                     (1,640,646)   (1,170,195)   (4,854,871)   (3,943,303)

Other income                                 38,569        44,906        98,677       300,795
Other expense                               (39,196)      (25,705)      (96,966)      (79,716)
                                        ------------  ------------  ------------  ------------
                                               (627)       19,201         1,711       221,079
                                        ------------  ------------  ------------  ------------

Loss before income taxes                 (1,641,273)   (1,150,994)   (4,853,160)   (3,722,224)

Income taxes                                  1,163           500         2,163         1,000
                                        ------------  ------------  ------------  ------------

Net loss                                $(1,642,436)  $(1,151,494)  $(4,855,323)  $(3,723,224)
                                        ============  ============  ============  ============
Net loss per share:
   Basic and diluted                         ($0.14)       ($0.10)       ($0.41)       ($0.31)

Weighted average shares outstanding:
   Basic and diluted                     11,872,331    11,872,331    11,872,331    11,874,371
                                        ============  ============  ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                      APA OPTICS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                    Nine Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2003          2002
                                                                 ------------  ------------
OPERATING ACTIVITIES
Net loss                                                         $(4,855,323)  $(3,723,224)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
    Depreciation and amortization                                    672,528       512,638
    Write-off of patents                                                   -       108,660
    Stock based compensation expense                                 (26,336)      (44,729)
  Changes in operating assets and liabilities:
    Accounts receivable                                             (345,002)      (12,889)
    Inventories                                                     (367,478)      (66,252)
    Prepaid expenses and other                                      (124,441)      (16,445)
    Accounts payable and accrued expenses                            647,999       (55,966)
                                                                 ------------  ------------
Net cash used in operating activities                             (4,398,053)   (3,298,207)

INVESTING ACTIVITIES
Purchases of property and equipment, net                            (542,891)     (181,793)
Cash paid for business acquisition                                (1,960,000)            -
Investment in patents                                                 (7,376)      (14,176)
                                                                 ------------  ------------
Net cash used in investing activities                             (2,510,267)     (195,969)

FINANCING ACTIVITIES
Repayment of long-term debt                                         (351,702)     (437,032)
Repurchase of common stock                                                 -        (5,991)
Bond reserve funds                                                    64,801        52,291
                                                                 ------------  ------------
Net cash used in financing activities                               (286,901)     (390,732)
                                                                 ------------  ------------

Decrease in cash and cash equivalents                             (7,195,221)   (3,884,908)

Cash and cash equivalents at beginning of period                  22,235,686    31,606,403
                                                                 ------------  ------------

Cash and cash equivalents at end of period                       $15,040,465   $27,721,495
                                                                 ============  ============
Noncash investing and financing activities
   Contributed land                                                        -   $    67,760
   Net assets held for sale                                      $    57,564

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


NOTE 2.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                     Three Months Ended          Nine Months Ended
                                                                         December 31,               December 31,
                                                                 --------------------------  --------------------------
                                                                     2003          2002          2003          2002
                                                                 ------------  ------------  ------------  ------------

Numerator for basic and diluted net loss                         $(1,642,436)  $(1,151,494)  $(4,855,323)  $(3,723,224)
                                                                 ------------  ------------  ------------  ------------

Denominator for basic and diluted net loss per share- weighted-
  average shares outstanding                                      11,872,331    11,872,331    11,872,331    11,874,371
                                                                 ============  ============  ============  ============

Basic and diluted net loss per share                                  ($0.14)       ($0.10)       ($0.41)       ($0.31)
                                                                 ============  ============  ============  ============


Common stock options and warrants to purchase 1,008,697 and 548,697 shares of common stock with a weighted average exercise price of $6.67 and $9.51 were outstanding at December 31, 2003 and 2002, respectively, but were excluded from calculating the three months diluted net loss per share because they were antidilutive.

NOTE 3.  LAND

     The Company acquired land in Aberdeen, SD as part of a financing package provided by the Aberdeen Development Corporation to locate a manufacturing facility in that city. Ownership of the land was contingent upon the Company remaining in the facility through June 23, 2002. After satisfying the contingency, the Company added $67,760 (the assessed value of the land for tax purposes) to its balance sheet and increased additional-paid-in capital by a like amount.

NOTE 4.  STOCK OPTION GRANTS

     On August 22, 2002 the Company granted an option to purchase 2,500 shares of common stock to every current employee with the exception of Anil Jain, the Chief Executive Officer, and Ken Olsen, the Chief Operating Officer. A total of 122,500 options were granted, all with an exercise price equal to the fair market value of the stock on the day of grant. The options become exercisable for 60% of the shares when the Company achieves specified financial objectives and exercisable as to the remaining 40% when the Company achieves specified operational objectives set forth in the Short-Term Incentive Plan. Accordingly, these options are treated as variable awards, and the Company reflects changes in their value in the general and administrative expense line until the options are exercised or expire. As of December 31, 2003, 14,940 shares have vested and related expense has been recorded within SG&A. The Company recorded a gain of $10,458 for the three months ended December 31, 2003 and expense of $3,436 for the nine months ended December 31, 2003 related to these options.

NOTE 5.  ACQUISITION

     The Company acquired the assets of Americable, Inc. on June 27, 2003. The purchase price and assets acquired are as follows:

     Accounts receivable                         $  594,000
     Inventory                                      638,000
     Property, plant and equipment                  450,000
                                                 ----------
          Assets purchased                        1,682,000
     Goodwill                                       278,000
                                                 ----------
          Purchase price                         $1,960,000
                                                 ==========

NOTE 6.  SEGMENT REPORTING

     The March 2003 and June 2003 acquisitions of Computer System Products, Inc. and Americable, Inc,, prompted the Company's management to adjust how it evaluates its business. As a result the Company established segments under FASB 131"Disclosures about Segments of an Enterprise and Related Information." This evaluation is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are APA Optics (APA) and APA Cables and Networks (APACN). APA's revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. APACN's revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management's time and other expenses absorbed at APA are allocated to APACN on an ongoing basis. Such allocated expenses were $61,251 and $96,851 for the three and nine months ended December 31, 2003. Segment detail is summarized as follows (unaudited, in thousands):

                                   APA Optics    APACN    Eliminations    Consolidated
                                  ------------  -------  --------------  --------------
THREE MONTHS ENDED DECEMBER 31,
2003
   External sales                 $        99   $3,239   $         (36)  $       3,302
   Cost of sales                          790    2,561             (36)          3,315
   Operating loss                      (1,307)    (334)              -          (1,641)
   Depreciation and amortization          188       54               -             242
   Capital expenditures, net              373       15               -             388
   Assets                              27,029    7,456          (7,186)         27,299

THREE MONTHS ENDED DECEMBER 31,
2002
   External sales                 $        41        -               -   $          41
   Cost of sales                          554        -               -             554
   Operating loss                      (1,170)       -               -          (1,170)
   Depreciation and amortization          170        -               -             170
   Capital expenditures                   116        -               -             116
   Assets                              32,217        -               -          32,217


NINE MONTHS ENDED DECEMBER 31,
2003
   External sales                 $       222   $8,249   $         (44)  $       8,427
   Cost of sales                        2,150    6,416             (44)          8,522
   Operating loss                      (4,053)    (802)              -          (4,855)
   Depreciation and amortization          557      116               -             673
   Capital expenditures, net              473      127               -             600
   Assets                              27,029    7,456          (7,186)         27,299

NINE MONTHS ENDED DECEMBER 31,
2002
   External sales                 $       152    $   -   $           -   $         152
   Cost of sales                        2,031        -               -           2,031
   Operating loss                      (3,943)       -               -          (3,943)
   Depreciation and amortization          513        -               -             513
   Capital expenditures                   182        -               -             182
   Assets                              32,217        -               -          32,217

Note 7.   Stock Repurchase Plan

     On October 1, 2002, the Board of Directors extended its plan authorizing the repurchase of up to the greater of $2,000,000 or 500,000 shares of the Company's common stock. For the nine months ended December 31, 2002, the Company repurchased a total of 3,550 shares for $5,991 at an average price of $1.69 per share. No shares were purchased during the nine months ended December 31, 2003.

NOTE 8.   WRITE-OFF OF PATENT COSTS

     As a result of the slow down in the sale of fiber optic components and uncertainty regarding if and when demand for such components will recover, the Company expensed the unamortized balance of patents related to its dense wavelength multiplexer / demultiplexers or "DWDM" technology. As a result, expenses related to patents increased $108,660 for the quarter and nine months ended December 31, 2002. There was no comparable expense during the quarter and nine months ended December 31, 2003.

NOTE 9.   DISCONTINUED OPERATIONS

     In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine facility, affecting its APA Optics segment. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This will result in a charge of up to $200,000 to be taken in the 4th quarter ending March 31, 2004. The Company has identified certain assets related to this activity and effective December 31, 2003, has listed their book value as of that date as net assets held for sale. The book value amount, which has been determined to be approximately $58,000, was reclassified and removed from Property, Plant and Equipment and is included within Other Assets on the Balance Sheet.

NOTE 10.  STOCK BASED COMPENSATION

     In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data).

                                      Thee Months Ended           Nine Months Ended
                                         December 31,                December 31,
                                  --------------------------  --------------------------
                                      2003          2002          2003          2002
                                  ------------  ------------  ------------  ------------

Net loss as reported              $(1,642,436)  $(1,151,494)  $(4,855,323)  $(3,723,224)
Less: Compensation expense
determined under the fair value
method, net of tax                     50,318        32,180       150,952        96,540
                                  ------------  ------------  ------------  ------------
Pro forma net loss                $(1,692,754)  $(1,183,674)  $(5,006,275)  $(3,819,764)
                                  ============  ============  ============  ============

Net loss per share:
Basic and diluted as reported          ($0.14)       ($0.10)       ($0.41)       ($0.31)
Basic and diluted pro forma            ($0.14)       ($0.10)       ($0.42)       ($0.32)

NOTE 11.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with SFAS No. 146, the Company expects to incur a charge of approximately $200,000 in the 4th quarter ending March 31, 2004 related to the closing of it Optics operations.

     In November 2002, the FASB issued Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This statement clarifies the initial accounting and disclosure requirements of SFAS 5 for certain guarantees. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" (VIE), which requires consolidation of variable interest entities by holders of variable interests that meet certain conditions. FIN 46 establishes accounting for variable interests in a VIE created after January 31, 2003. FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. The adoption of FIN 46 has not had a material affect on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement, its adoption did not have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report about future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties due to many factors, many of which are beyond our control. These factors include, but are not limited to, the continued development of our products, acceptance of those products by potential customers, our ability to sell such products at a profitable price, and our ability to fund our operations. For further discussion regarding these factors, see "Factors That May Influence Future Results."

OVERVIEW
--------

     We design, manufacture, source from third parties, and market a variety of fiber optic and copper components to the data communication and telecommunication industries. We are also active in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices, and in research and development in the area of Gallium Nitride (GaN) based transistors.

     Our primary internally manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. These products are manufactured by our wholly owned subsidiary APA Cables and Networks, Inc. (APACN), which acquired certain assets of Computer System Products, Inc. ("CSP") on March 14, 2003 and certain assets of Americable, Inc. ("Americable") on June 27, 2003. Several of the items discussed under "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result from the acquisitions of CSP and Americable.

     In January 2004 APA terminated its optics manufacturing in Blaine, Minnesota as described in Note 9 to the financial statements. Additionally in January 2004 APA consolidated its fiber optics operations within Blaine. APA plans to continue to market and sell fiber optic products using mainly APACN's sales team and channels. We outsource from third parties passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

     Most companies in the communications industry have been affected by the slowdown in telecommunications equipment spending. Decreased demand and competition have put downward pressure on margins. This downward pressure is likely to continue and we will need to reduce operating costs and improve efficiencies to remain competitive in the marketplace.

     Our consumer GaN based product, the SunUV(TM) Personal UV Monitor (formerly SunWatch) is now ready for production. As of December 31, 2003, and currently, we are working with our manufacturing facility in China to address yield and production capacity issues. Whereas we shipped several hundred SunUV(TM) Personal UV Monitors to one customer in the 3rd quarter, our ability to ship large quantity orders is dependent upon our ability to solve production related issues.

     We continue to work on our industrial GaN based product, the TrUVMeter(TM) to meet accuracy and reliability specifications for key markets in sterilization, curing and scientific measurement. As reported previously, our primary focus at present is to introduce the SunUV(TM) Personal UV Monitor to the market and, subsequently, to introduce the TrUVMeter(TM).

RESULTS OF OPERATIONS
---------------------

REVENUES

     Revenues for the quarter ended December 31, 2003 were $3,301,955, reflecting over an eighty-fold increase from the comparable period in the preceding fiscal year. The increase is attributable to revenues generated by our wholly owned subsidiary, APACN, which produced $3,239,275 in revenues for the quarter. This compares to $3,497,188 in the prior quarter ended September 30,

2003. Sales at APACN were affected by seasonality and the number of holidays in the third quarter. Sales for the nine months ended December 31, 2003 were $8,426,533, reflecting a 54-fold increase from the comparable period in the preceding year. The increase is attributable to revenues generated by APACN, which recorded revenue of $8,248,831 for the nine month period ended December 31, 2003. There are no corresponding revenues from APACN in the comparable period in the preceding fiscal year. We expect that future sales of APACN products will continue to account for a substantial portion of our revenue. We anticipate that revenues in the fourth quarter ending March 31, 2004, as compared to the third quarter ended December 31, 2003, will remain constant at APA Optics and may grow slightly at APACN.

COST OF SALES

     Cost of sales for the quarter ended December 31, 2003 was $3,314,468 and $8,521,606 for the nine months ended December 31, 2003, respectively. Cost of sales for the three and nine months ended December 31, 2002 was $554,053 and $2,030,730, respectively. The increases over the comparable periods in the preceding fiscal year are due primarily to the volume increase attributable to APACN. Gross margins for APACN for the current quarter were $678,369 or 21%, and $1,833,083, or 22%, for the nine months ended December 31, 2003. This compares to gross margins of $838,150 for APACN in the prior quarter ended September 30, 2003. Gross margins for the quarter ended December 31, 2003 at APACN were negatively affected by lower revenues as well as costs associated with expanding to APA's Aberdeen production facility. Cost of sales for the quarter ended December 31, 2003 at APA were negatively affected by the write off of approximately $165,000 of obsolete inventory mainly related to fiber optics products. We expect gross margins for APACN to improve as we gradually realize lower manufacturing costs associated with APA's Aberdeen facility.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased by $112,050, to $248,128, for the quarter ended December 31, 2003 compared to the same period for the preceding fiscal year. This represents a decrease of 31% compared to the same period in the prior year. Research and development expenses decreased by $394,723, from $1,050,025 to $655,302, for the nine months ended December 31, 2003 compared to the same period in 2002. Decreases in both the three and nine month periods in 2003 versus 2002 are due primarily to decreased research activity related to our fiber optic products. The majority of the decreases are due to reduction in salaries and other related expenses. We expect research and development expenses to remain consistent with previous quarters for the balance of fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $1,083,367 to $1,380,005 for the quarter ended December 31, 2003 versus $296,638 for the comparable period in the preceding fiscal year, reflecting an increase of 365%. The increase is due primarily to the addition of APACN, which had $1,012,066 in SG&A expenses for the quarter. This compares to $1,104,028 in the second quarter ended September 30, 2003, or a decrease of $91,962. The decrease form the prior quarter is due mainly to one time expenses APACN incurred in the second quarter associated with its consolidation of facilities, coupled with additional sales and marketing expenses in the third quarter attributable to compensation of additional outside manufacturer representatives and higher marketing costs. For the three months ended December 31, 2003, expenses at APA Optics increased $71,301 to $367,939 from $296,638, due primarily to higher depreciation and amortization expenses.

     For the nine months ended December 31, 2003, SG&A increased $3,089,923, or 305%, to $4,104,496. The increase was primarily due to the acquired operations of APACN, which had $2,635,510 in expenses for the nine months ended December 31, 2003, approximately 67% of which is personnel related. For the nine months ended December 31, 2003, SG&A expenses at APA Optics increased $454,413 to $1,468,986 from $1,014,573, primarily due to higher depreciation and amortization along with higher personnel expenses. For the nine months ended December 31, 2003, approximately $230,000 of APA Optics SG&A expenses, primarily professional fees, have been related to non-recurring uncapitalized transaction costs for the acquisitions of CSP and Americable. We expect SG&A expenses to decrease next quarter as cost savings related to the consolidation of the operations of APA's fiber optic segment are achieved.

LOSS FROM OPERATIONS

     The loss from operations was $1,640,646, an increase of $470,451, or 40% for the quarter ended December 31, 2003 over the comparable period in fiscal 2003. The increased loss in the quarter was the result of operating losses at APACN, which totaled $333,697 for the period. The loss from operations for the nine months ended December 31, 2003 was $4,854,871, an increase of $911,568, or 23%, from $3,943,303 in the comparable period in the preceding year. The increased loss is primarily the result of the operating losses at APACN. We expect to incur losses over the balance of fiscal 2004 as we continue to experience low sales volumes of fiber optic products and SunUVTM Personal UV Monitor products at APA; however we have taken steps through expense reductions to decrease the losses.

OTHER INCOME AND EXPENSE

     Other income decreased $6,337, or 14%, for the three months ended December 31, 2003 from the comparable period in fiscal 2003. For the nine months ended December 31, 2003, other income decreased $202,118, or 67% from the comparable period in the preceding fiscal year. Other expenses increased $13,491 for the three months ended December 31, 2003. For the nine-month period ended December 31, 2003, other expenses increased $17,250 due to additional interest expense on capital leases at APACN. Interest income, a component of other income, decreased $13,728, or 26% and $185,317, or 60% for the three and nine months ended December 31, 2003, respectively, from the comparable periods in the preceding fiscal year. The decreases in interest income were due to the combination of a decline in the rate of interest earned on short-term investments and a lower average cash balance, as cash was consumed to fund operations, capital investment, debt service and acquisitions. Unless short-term interest rates increase, we anticipate continuing decreases in interest income as a result of the use of cash in operations, for capital expansion and for debt service.

NET LOSS

     The net loss for the quarter ended December 31, 2003, was $1,642,436 (or $0.14 per basic and diluted share), an increased loss of $490,942 or 43% from the net loss reported for the same period in fiscal 2003. The increased net losses are primarily the result of net losses at APACN. For the nine months ended December 31, 2003, the net loss was $4,855,323, (or $.41 per basic and diluted share), an increase of $1,132,099 or 30% from the net loss reported for the same period in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     APA's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months. The balance of cash and cash equivalents at December 31, 2003 is $15,040,465 compared to $22,235,686 at March 31, 2003.
The decrease in cash was primarily the result of the acquisition of the assets of Americable, Inc. and the use of cash to fund operations.

     We used net cash of $2,510,267 in investing activities for the nine months ended December 31, 2003 compared to $195,969 used in the same period of the preceding fiscal year. Of this amount, $1,960,000 was used to purchase the assets of Americable, Inc. We also had a net investment of $542,891 for the nine months ended December 31, 2003 for computer and production equipment. We anticipate a total of approximately $1,250,000 in capital expenditures in fiscal 2004, primarily for equipment in HFET research at APA Optics. This includes payment of $375,000 in the quarter ended December 31, 2003 toward the $750,000 purchase price of a Gallium Nitride 2 inch multiwafer material growth system. We anticipate the delivery of the system during the fourth quarter of fiscal 2004. The balance of the purchase price, $375,000, is due three months after delivery. We also expect to invest in leasehold improvements including a sprinkler system for the Blaine facility.

     Net cash used in financing activities for the nine months ended December 31, 2003 totaled $286,901. We used $351,702 for the scheduled reduction of debt and generated $64,801 from the reduction of bond reserve funds. During the same period in fiscal 2003 we used $390,732 in financing activities, of which $437,032 was used for the scheduled reduction of debt, $52,291 was generated from the reduction of bond reserve funds and $5,991 was used to repurchase common stock of the Company.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                Less than                            After
                        Total     1 Year    1-3 years   4-5 years   5 years
                        ----------------------------------------------------
Long-term debt          $1,822  $    1,545  $      101  $       35  $    141
Leases                     673         349         324           -         -
                        ----------------------------------------------------

Total Contractual Cash
   Obligations          $2,495  $    1,894  $      425  $       35  $    141
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

      In Note 11 to the financial statements of this report, the effect of recent promulgations of the Financial Accounting Standards Board (FASB) on the Company is described. We believe the adoption of these Statements and Interpretations will not have a material effect on the Company's financial position or results of operations.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS
-----------------------------------------

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

     We have not been profitable since fiscal 1990. As of December 31, 2003, we had an accumulated deficit of $28 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APA OPTICS, INC.


                                          /s/ Anil K. Jain
--------------                            ----------------
   Date                                   Anil K. Jain
                                          President,
                                          Chief Executive Officer and Chief
                                          Financial Officer (Principal
                                          Executive and
                                          Principal Financial Officer)


                                          /s/  Daniel  Herzog
--------------                            -------------------
   Date                                   Comptroller
                                          (Principal Accounting Officer)