Form 10-K
period 2004-03-31
APA OPTICS INC /MN/
filed 2004-06-29
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  fiscal  year  ended  March  31,  2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  ________________  to__________________.

                         COMMISSION FILE NUMBER 0-16106

                                APA OPTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              MINNESOTA                                   41-1347235
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification  No.)

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

     [ ]  YES  [X]  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     [ ]  YES  [X]  NO

     The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $26,539,734.

     The number of shares of common stock outstanding as of June 29, 2004 was 11,872,331.

                         DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our proxy statement for the annual shareholders meeting to be held in August 2004 are incorporated by reference into Part III.

                                APA OPTICS, INC.
                            ANNUAL REPORT ON FORM 10K
                                TABLE OF CONTENTS



PART I
ITEM 1.        BUSINESS
ITEM 2.        PROPERTIES
ITEM 3.        LEGAL PROCEEDINGS
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
ITEM 6.        SELECTED FINANCIAL DATA
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.       CONTROLS AND PROCEDURES
ITEM 9B.       OTHER INFORMATION

PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.       EXECUTIVE COMPENSATION
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

SIGNATURES
EXHIBIT INDEX

                                     PART I

ITEM  1.     BUSINESS.

GENERAL  DEVELOPMENT  OF  BUSINESS.

     APA Optics, Inc. ("APA Optics, Inc. or the "Company") is a Minnesota corporation which was founded in 1979. Our corporate headquarters is located at 2950 N.E. 84th Lane, Blaine, MN and our corporate website is www.apaoptics.com.

     Since the founding of the Company, we have focused on leading edge research in gallium nitride (GaN), sophisticated optoelectronics, and optical systems, with the primary goal of developing advanced products for subsequent fabrication and marketing. Based on this research we have developed multiple products including fiber optic components for metro and access communications networks, a range of GaN based devices, and precision optical products. We believe that gallium nitride based devices have significant potential markets and we have developed specific expertise and/or patent positions relevant to them. During fiscal year 2004 we ceased the design and manufacturing of precision optical components due to intense competition from Asian manufacturers primarily based on lower labor rates.

     In addition to manufacturing and marketing products, we are actively seeking to license certain portions of our intellectual property portfolio related to GaN to other companies. While we have had discussions with multiple companies, we have not entered into any license arrangements as of the date of this Report. We consider the market for products which could be produced under such licenses to be just now emerging, including applications for GaN based transistors for cell phone base stations.

     Almost all telecommunications service providers and network equipment suppliers are experiencing severely reduced demand for several applications, particularly related to long-haul communications, which in turn has reduced demand for fiber optic components. We have redirected our efforts to metro and access networks applications, which are most likely to see growth. These networks place value on lower cost components, ease of installation, and remote configurability. The Company has chosen to avoid costly product development and capital expansion activity by teaming with highly qualified, cost efficient partners with limited market presence. As a result, we have introduced a line of arrayed waveguide grating (AWG) modules based on planar lightwave circuits, and thin film filter (TFF) WDM products for these markets.

     Our wholly owned subsidiary, APA Cables and Networks, Inc. ("APACN"), focuses on custom-engineered products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home
(FTTH) marketplace. In June 2003, APACN purchased the assets of Americable, Inc. These assets have been integrated with assets and operations acquired in March 2003 from Computer System Products, Inc. ("CSP"). The Americable acquisition allowed APACN to add its own brand of fiber distribution equipment to its full-line of standard and custom copper and fiber optic cable assemblies for broadband service providers and original equipment manufacturers ("OEM's"). The Americable acquisition diversifies our product offerings, expands our opportunities for cross-selling our products to former CSP and Americable customers, and enables us to offer a more complete technology solution to all of our customers.

     APACN streamlined operations during 2004 by consolidating the operations of the former CSP and Americable employees in a single location, resulting in the elimination of duplicate costs within the organization and reducing property rental by more than 50%.

INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The Company divides its businesses into two segments: APA, which manufactures and markets advanced products for the fiber optic communications and optoelectronic and laser industries; and APACN, which designs and manufactures standard and custom fiber and copper cable assemblies, fiber optic distribution panels and other telecommunications equipment for the telecommunications and enterprise markets.

     Additional information regarding operations in the segments is set forth in Note N in the Notes to the Consolidated Financial Statements under Item 8 herein.

DESCRIPTION  OF  BUSINESS  -  APA

     APA develops, manufactures and markets advanced products for the fiber optic, telecommunications, optoelectronics and laser industries, including Dense Wavelength Division Multiplexers (DWDM's), products for UV (ultra violet) detection, nitride epitaxial layers and wide band-gap transistors. These operations began with the inception of the Company in 1979 and are located principally in our facilities in Blaine, Minnesota (which focuses upon fabrication of epitaxial layers and processing of these layers to build devices on wafers) and in our facility in Aberdeen, South Dakota (which performs packaging and inspection). Certain products are purchased from contract manufacturers.

Proprietary  Products

Our  current  proprietary  products  are  described  below.

-         Fiber  Optic  Components  APA  provides passive optical components for
          ------------------------
     FTTP networking based on the Passive Optical Network (PON) architecture. The product line includes planar lightwave circuit (wavelength independent) optical splitters for PON FTTP networks, and fiber optic enclosures for locating passive splitters in the field.

          APA's WDM (Wavelength Division Muliplexer) offerings include thin film filter (TFF) WDM components for use in low channel count access and metro WDM systems for data, voice and CATV. TFF components can also be deployed in field enclosures. APA also offers an arrayed waveguide grating (AWG) module for cost effective, high channel count applications. In early 2004, we had our first AWG sale to a previous bulk grating customer. These products were introduced at the 2003 Optical Fiber Conference.

-         Passive  Optical  Splitters  (wavelength  independent)  Our  passive
          ------------------------------------------------------
     Optical splitter is used in applications in optical access networking, including Fiber-to-the-Premise and FTTH. Newly adopted standards for optical access networking have been adopted by an increasing number of networking equipment companies and telecommunications service providers. Network upgrades which push fiber closer to the end-user are being implemented successfully by independent telephone companies in rural settings and also in green field (new) housing developments. APA is also marketing optical fiber closures for packaging optical splitters in the outside network environment. The products are offered together as a value-added, turnkey solution, making passive splitters ready for deployment into the outside network. Both new products are being sourced through offshore manufacturing partners and contracts have been put in place to supply APA with these products.

-         Thin  Film  Filter  WDM  Components and  AWG  DWDM Components  APA has
          -------------------------------------------------------------
     several low channel count thin film filter product lines. These products are used in CATV systems and metro telecom systems. APACN is already supplying cable products to many of the target CATV and metro telecom systems operators. Again using the value added model, we plan to provide customized products to systems operators at a competitive price.

          APA has also introduced a line of arrayed waveguide grating WDM modules. AWG products are manufactured using cost effective silicon semiconductor processing techniques. During the second half of fiscal 2003, we identified a technically strong partner. A relationship was formalized early in fiscal 2004. The first products will be a 40 channel, 100 GHz channel spacing module followed by a 50 channel 50GHz module. APA has joined the international multi-source agreement for thermally stabilized AWG modules that included NEL, Hitachi, Alcatel, NEC, JDSU and others. The finalized versions of 40 channel AWG modules will be released in 2004. AWG technology is especially attractive because multiple functions can be integrated into a single chip. These advanced functions are attractive for systems with remote configuration abilities and may be the topic of future joint development.

          We have discontinued bulk grating modules due to the significantly higher manufacturing costs, as compared to TFF or AWG based modules, and intense competition, principally based on low-cost off shore labor. We hold three patents in this field, the earliest of which was issued in September 1995.

          Our fiber optics product set continues to include planar lightwave circuit optical splitters for FTTH networks; thin film filter WDM components for use in CATV, telecommunication, and free space optics systems; and arrayed waveguide WDM components for higher channel count systems with advanced functions. We market and sell these products mainly through the sales channels of APACN.

     -    Ultraviolet  (UV)  Detector-Based  Products  We  currently manufacture
          -------------------------------------------
          value-added products built around UV detectors fabricated by APA and procured externally. These products are:

         -         SunUV(R) Personal UV Monitor The SunUV(R) Personal UV Monitor
                   ----------------------------
               (formerly,  SunUVWatch(R))  is  a  personal ultraviolet radiation
               (UV) monitor that also incorporates a time/day/date function. It detects UV radiation that is hazardous to human health. It keeps track of the total UV exposure of the user and estimates a maximum exposure time according to government guidelines based on skin type and widely-accepted research on UV exposure limits. The product has been introduced and is being sold through retail channels, catalogs and Internet sites. We are committing significant resources to the continuing rollout of this product line and, based on consumer response, may commit significant resources to expand our product offering in this area.

         -         Industrial  UV  Meters  This  product  family  goes under the
                   ----------------------
               general trade name of TrUVMeterTM. We are currently developing of the Profiler M model, which specifically targets printing presses using UV-cured inks and UV "tunnel" curing equipment. These printing processes are sensitive to the overall exposure provided by UV sources (mercury or its derivative lamps) and therefore require periodic monitoring. The Profiler M senses the exposure using four detectors and stores, analyzes and displays a limited amount of data. The data can later be downloaded to a computer for detailed analysis and charting. We believe that the Profiler M, if the development is successful, will be introduced to the market during fiscal 2005.

          APA's research and development efforts are currently focused on the products described below.

     -     Compound  Semiconductor Electronic Devices  We have been a pioneer in
           ------------------------------------------
          the research oftransistors based on GaN/AlGaN (gallium nitride/aluminum gallium nitride) heterojunctions and are maintaining a research and development capability in this technology while assessing commercialization opportunities. We purchased a multiwafer (6 wafers, 2 inches in diameter) Metal Organic Chemical Vapor Deposition System (MOCVD) during the later part of fiscal 2004 to enhance our capabilities in this technology area. Once this MOCVD system is fully operational, it will be sufficient to take care of all our MOCVD growth requirements. In June 2004 we signed a lease with Veeco Compound Semiconductor, Inc. ("Veeco"), a large semiconductor equipment manufacturing company, to locate and operate our MOCVD system in its Process Integration Facility in White Bear Lake, Minnesota (which is near APA's Blaine office). Operating the MOCVD machine at Veeco's facility will give us central access to significant electrical, optical, and structural characterization tools, currently rented from various suppliers, that are used to optimize and control the growth of our transistors. Once installed, we will initiate our MOCVD growth in Veeco's facilities using the new machine while phasing out the growth occurring in the Blaine facilities. These steps will also eliminate expenses for significant leasehold improvements that would have been required to locate the machine in our Blaine facility. The machine will be operated by our employees. Our lease with Veeco protects our intellectual property while providing improved access to potential customers and state of the art crystal growth resources. We believe that this system will be operational during the second quarter of fiscal 2005. There are significant markets emerging for these materials and devices with the rapid growth of cellular phone use and its associated infrastructure, military remote sensing and communication, and in other high power/frequency/temperature applications. Two of our seven awarded patents in this technology are fundamental to the transistor structure and we are continuing to develop our intellectual property portfolio in this area. A provisional patent application was converted to a full application in November 2003, and an additional provisional application was filed in June 2004. Significant resources would be required should we choose to internally develop a full product line in this area. Our approach to developing products in this area will be to fully utilize our internal capabilities while seeking partners with complementary capabilities. We worked with several partners during fiscal 2004 to complement our device fabrication capabilities and we are continuing discussions with several other potential industrial partners for manufacturing and marketing. Our ability to capture contracts and develop additional industry partners will depend critically on our ability to grow epitaxial material on larger diameter substrates using our newly procured MOCVD system. During fiscal 2004, we made significant progress in these areas. Industrial acceptance of GaN based transistor products and our ability to license our intellectual property will critically depend on proven device reliability in addition to well documented initial performance. As such, we have focused our development efforts toward characterization and reliability investigation.

Marketing  and  Distribution

          APA markets DWDM products through our APACN sales channels. Additionally, we use manufacturer's representatives and distributors domestically and in various countries (including Japan, Germany, Italy and France). We do not currently maintain a large internal sales force. We have one sales person dedicated to the SunUV(R) Personal UV Monitor and we also maintain product information on our website.

Competition

          The optoelectronics and compound semiconductor electronic device markets are evolving rapidly and, therefore, the competitive landscape changes continually. The opportunities presented by these markets have fostered a highly competitive environment. This competition has resulted in price reductions and lower profit margins for the companies serving this market. Many of the companies engaged in these businesses are well financed and have significantly greater research, development, production, and marketing resources than we do. Some of these companies have long operating histories, well-established distribution channels, broad product offerings and extensive customer bases. Our ability to compete with these companies will depend largely on the performance of our devices, our ability to innovate and develop solutions for our customers, our intellectual property, our ability to convince customers to adopt our technology early in their design cycle, and our ability to control costs.

          Competitors for our DWDM products include Scientific Atlanta, C-Cor, Harmonic, and Motorola.

          We are not aware of any companies currently marketing a personal UV monitor with a combination of features, style and packaging equivalent to ours, although there are other manufacturers of this type of product in the United States, Japan and Korea.

          EIT, Apprise Technologies and International Light offer UV curing control instruments that perform similar functions to the Profiler M, although we believe that our product will offer a superior combination of features and price. Newport, Melles-Griot and Oriel offer scientific UV meters, some offering GaN detectors as an option. A number of firms offer lower-performance, lower-cost UV meters for industrial applications.

          Competitors for GaN/AlGaN transistors, which are currently in the R&D phase at APA Optics, would include Cree, Inc., Nitronex Corporation, Emcore Corporation, RFMD Corporation, and some Japanese and European firms.


DESCRIPTION  OF  BUSINESS  -  APACN

          APACN offers a broad range of telecommunications equipment and products developed from over 20 years of product expertise acquired in the CSP and Americable acquisitions. Its broad range of product offerings include the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, and fiber and copper cable assemblies that serve the communication service provider including Fiber-to-the-Home, large enterprise, and OEM markets. Most products are produced at the Company's plant in Plymouth, MN with support from APA's facility in Aberdeen, South Dakota. Certain products are purchased from contract manufacturers or other sources.

Products

-         Fiber  Distribution  Systems   Americable  fiber  distribution systems
      ----------------------------
     are high density, easy access fiber distribution panels and cable management systems that are designed to reduce installation time, guarantee bend radius protection and improve traceability. The product line fully supports a wide range of panel configurations, densities, connectors, and adapters that can be utilized on a stand-alone basis or integrated into the panel system. The unique interchangeable building block design delivers feature rich solutions which are able to meet the needs of a broad range of network deployments.

-         Optical components  APACN  packages  optical  components  for  signal
      ------------------
     coupling, splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the Americable Fiber Distribution System. This value-added packaging allows the customer to source from a Single supplier and reduces space requirements. The products are built and tested to meet GR-326 and GR-1209 standards for trouble-free performance in extreme outside plant environments.

-         Cable  Assemblies  APACN  manufactures  high  quality fiber and copper
          -----------------
     assemblies with an industry-standard or customer-specified configuration. Assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35.


Marketing  and  Distribution

          APACN markets its products in the United States through a network of manufacturer representative organizations and an internal sales team. APACN works closely with its target customers to adapt the company's product platform to the client's unique requirements. APACN offers a high level of customer service and principally brings new products to markets based upon the specific requests of its customers.

Competition

          Competitors for the Americable Fiber Distribution system include but are not limited to ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Alcatel, Inc., and Tyco Electronics, Inc. These firms are substantially larger than APACN and as a result may be able to procure pricing for necessary components at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities.


SOURCES  OF  RAW  MATERIALS  AND  OUTSOURCED  LABOR

          Numerous purchased materials and components, and labor, are used in the manufacturing of the Company's products. Most of these are readily available from multiple suppliers. Some critical components and outsourced labor are purchased from a single or a limited number of suppliers. The loss of access to some components and outsourced labor would have a material adverse effect on our ability to deliver products on a timely basis and on our financial performance.


PATENTS  AND  INTELLECTUAL  PROPERTY

          As of March 31, 2004, APA had 12 patents issued in the United States and seven pending patent applications inside and outside the United States. We believe our success heavily depends upon technology we develop internally. We have made significant progress toward improving the active, strategic management of our intellectual property portfolio. The markets for our products are characterized by rapid change and continual innovation that could render our technology and patents obsolete before their statutory protection expires. Several of the companies we compete with have greater research and development resources than we do and could develop technologies and products that are similar or even superior to ours without infringing on our intellectual property.

ENVIRONMENTAL  COMPLIANCE

     Because we handle a number of chemicals in our operations, we must comply with federal, state and local laws and regulations regarding the handling and disposal of such chemicals. To date the cost of such compliance has not been material.

MAJOR  CUSTOMERS

     No single customer accounted for more than 10% of the Company's sales in fiscal 2004. Two major customers accounted for 21% and 15% of the Company's sales for the year ended March 31, 2003. Three major customers accounted for 28%, 23% and 14% of the Company's sales for the year ended March 31, 2002. These customers also accounted for approximately 6% of the outstanding trade receivable balance at March 31, 2003.

BACKLOG

     APA had $6,490 in backlog of orders at March 31, 2004, and had no backlog as of March 31, 2003. APACN has a backlog of $856,700 as of March 31, 2004 compared to $389,000 as of March 31, 2003.

RESEARCH  AND  DEVELOPMENT

     During the fiscal years ended March 31, 2004, 2003, and 2002, APA spent approximately $949,000, $1,212,000 and $1,114,000, respectively, on research and development, all of which was related to the DWDM, compound semiconductor electronic devices, UV detector and related products. APA had no research activities sponsored by customers in fiscal years 2004, 2003 and 2002. We operate in highly competitive and rapidly evolving markets and plan to commit significant resources for research and development for the foreseeable future. We could locate research and development facilities in locations other than our current facilities in Minnesota and South Dakota based on several factors, including accessibility to qualified personnel and facility costs. APACN made no significant expenditures for research and development form its inception through March 31, 2004.

EMPLOYEES

     As of March 31, 2004, APA had 52 full-time employees (including executive officers). As of March 31, 2004, APACN had 95 full-time employees. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company.



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

     We have not been profitable since fiscal 1990. As of March 31, 2004, we had an accumulated deficit of $29.7 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

Demand for our products is subject to significant fluctuation. Adverse market conditions in the communications equipment industry and any slowdown in the United States economy may harm our financial condition.

     Demand for our products is dependent on several factors, including capital expenditures in the communications industry. Capital expenditures can be cyclical in nature and result in protracted periods of reduced demand for component parts. Similarly, periods of slow economic expansion or recession can result in periods of reduced demand for our products. The current U.S. economic slowdown has been more profound in the telecommunications market, resulting in a significant reduction in capital expenditures for the Company's products. It is impossible to predict how long the slowdown will last. Such periods of reduced demand will harm our business, financial condition and results of operations. Changes to the regulatory requirements of the telecommunications industry could also affect market conditions, which could also reduce demand for our products. Moreover, some of our customers have experienced serious financial difficulties, which in certain cases have resulted in bankruptcy filings or cessation of operations.

Our  industry  is  highly  competitive  and  subject  to  pricing  pressure.

     Competition in the communications equipment market is intense. We have experienced and anticipate experiencing increasing pricing pressures from current and future competitors as well as general pricing pressure from our customers as part of their cost containment efforts. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to offer more aggressive price reductions.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products.

     If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line.

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

     Manufacturing of our products is a complex and precise process. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. If demand for our products increases, we will be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

     - Difficulties in achieving adequate yields from new manufacturing lines,

     - Difficulty maintaining the precise manufacturing processes required by our products while increasing capacity,

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

     We purchase components and labor that are incorporated into our products from outside vendors. In the case of the SunUV(R) Personal UV Monitor, we supply components to an outside assembler who delivers the completed product. If these vendors fail to supply us with components or completed assemblies on a timely basis, or if the quality of the supplied components or completed assemblies is not acceptable, we could experience significant delays in shipping our products. Any significant interruption in the supply or support of any components or completed assemblies could seriously harm our sales and our relationships with our customers. In addition, we have increased our reliance on the use of contract manufacturers to make our products. If these contract manufacturers do not fulfill their obligations, or if we do not properly manage these relationships, our existing customer relationships may suffer.

Our products may have defects that are not detected before delivery to our customers.

     Some of the Company's products are designed to be deployed in large and complex networks and must be compatible with other components of the system, both current and future. Our customers may discover errors or defects in our products only after they have been fully deployed. In addition, our products may not operate as expected over long periods of time. In the case of the SunUV(R) Personal UV Monitor, a consumer product, customers could encounter a latent defect not detected in the quality inspection. If we are unable to fix errors or other problems, we could lose customers, lose revenues, suffer damage to our brand and reputation, and lose our ability to attract new customers or achieve market acceptance. Each of these factors would negatively impact cash flow and would seriously harm our business, financial condition and results of operations.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

     It is likely that there will be increased consolidation among our customers in order for them to increase market share and achieve greater economies of scale. Consolidation is likely to impact our business as our customers focus on integrating their operations and choosing their equipment vendors. After a consolidation occurs, there can be no assurance that we will continue to supply the surviving entity.

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

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

     As a result of adverse conditions in the telecommunications market, some of our customers have and may continue to experience financial difficulties. In the future, if customers experiencing financial problems default and fail to pay amounts owed to the Company, we may not be able to collect these amounts or recognize expected revenue. In the current environment in the telecommunications industry and in the United States and global economies, it is possible that customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.

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

     In March 2003, we completed the acquisition of the assets of CSP as part of our strategy to expand our product offerings, develop internal sources of components and materials, and acquire new technologies. We acquired the assets of Americable, Inc. in June 2003 and integrated them with the assets of CSP. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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


EXECUTIVE  OFFICERS

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2004.

NAME                     AGE  POSITION

Dr. Anil K. Jain         58   Chief Executive Officer/President/Chief
                              Financial Officer of APA Optics, Inc.

Cheri Beranek Podzimek   41   President, APACN

     DR. ANIL K. JAIN has been a Director, Chief Executive Officer and President since March 1979. He also currently serves as Chief Financial Officer. From 1973 until October 15, 1983, when Dr. Jain commenced full time employment with the Company, he was employed at the Systems and Research Center at Honeywell Inc. as a Senior Research Fellow, coordinating optics-related development.

     CHERI BERANEK PODZIMEK joined APACN in July 2003 as President. Ms. Podzimek was previously President of Americable, which was acquired by APACN in June 2003. She served as President of Americable from 2002 to 2003. From 2001 to 2002 Ms. Podzimek was Chief Operating

Officer of Americable. Previously, Ms. Podzimek held a variety of lead marketing positions with emerging high-growth technology companies. She served as Vice President of Marketing from 1996-2001 at Transition Networks, a manufacturer of network connectivity products, Director of Marketing from 1992 to 1996 at Tricord Systems, an early stage multi-processor based super server manufacturer, and Director of Marketing from 1988 to 1992 at Digi International, a designer and manufacturer of connectivity products. Earlier in her career Ms. Podzimek held marketing positions for non-profit organizations, including the City of Fargo, the Metropolitan Planning Commission of Fargo/Moorhead and North Dakota State University.

ITEM  2.     PROPERTIES.

     We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a lease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note K of Notes to Financial Statements included under Item 8 hereof. We own land directly west of the Blaine facility that may be used for future expansion.

     We own a 24,000 square foot production facility in Aberdeen, South Dakota, which is used mainly for assembly of products for APACN customers and to a lesser extent for assembly of our DWDM components and UV detectors. The land upon which this facility is located was granted to us as part of a financing package from the city of Aberdeen. See Note E of Notes to Financial Statements included under Item 8 in this Report for further information regarding the financing of this facility.

     APA has signed a lease agreement in June of 2004 with Veeco Compound Semiconductor, Inc. to locate APA's multi-wafer MOCVD unit purchased in fiscal 2004 in Veeco's facilities in White Bear Lake, Minnesota, which is near APA's Blaine facility. The facility will have all the necessary installation requirements in place for the operation of the unit. The lease agreement is for three years and officially begins when Veeco's required leasehold improvements are completed. We expect this to occur in the second quarter of fiscal 2005.

     APACN subleases a 37,000 square foot facility in Plymouth, MN consisting of office, manufacturing and warehouse space. This lease runs through June, 2006. See Note K of the Notes to the Financial Statements included under Item 8 hereof.

ITEM  3.     LEGAL  PROCEEDINGS.

     We are not currently involved in any material legal proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

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

FISCAL 2004                       HIGH    LOW
--------------------------------  -----  -----
Quarter ended June 30, 2003       $2.70  $1.23
Quarter ended September 30, 2003   3.04   2.07
Quarter ended December 31, 2003    2.99   2.00
Quarter ended March 31, 2004       3.27   2.19

FISCAL 2003                       HIGH    LOW
--------------------------------  -----  -----
Quarter ended June 30, 2002       $2.83  $1.75
Quarter ended September 30, 2002   2.50   1.44
Quarter ended December 31, 2002    1.87   1.27
Quarter ended March 31, 2003       1.30   1.78

     There were approximately 351 holders of record of our common stock as of March 31, 2004.

     We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts our ability to pay dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA.

                                                            2004          2003          2002          2001          2000
                                                        ------------  ------------  ------------  ------------  ------------
Statements of Operations Data:
  Revenues . . . . . . . . . . . . . . . . . . . . . .  $11,909,465   $   436,157   $   595,955   $   885,740   $   420,809
  Net loss . . . . . . . . . . . . . . . . . . . . . .   (6,535,147)   (5,009,434)   (4,738,199)   (3,261,446)   (3,796,296)
  Net loss per share, basic and diluted. . . . . . . .         (.55)         (.42)         (.40)         (.29)         (.43)
  Weighted average number of shares, basic
  and diluted. . . . . . . . . . . . . . . . . . . . .   11,872,331    11,873,914    11,896,976    11,180,165     8,744,125

Balance Sheet Data:
  Total assets . . . . . . . . . . . . . . . . . . . .  $25,844,991   $31,884,526   $36,396,410   $41,914,451   $ 9,610,391
  Long-term obligations, including current
  portion. . . . . . . . . . . . . . . . . . . . . . .    1,811,759     2,173,682     2,461,363     2,836,831     3,049,258
  Shareholders' equity . . . . . . . . . . . . . . . .   22,363,061    28,918,943    33,504,917    38,280,299     6,306,049

     The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     APA is engaged in designing, manufacturing, and marketing of various optoelectronic products, ultraviolet (UV) detectors and related products and optical components. For the last several years our goal has been to manufacture and market products/components based on our technology developments. We have focused on DWDM components for fiber optic communications and GaN based ultraviolet (UV) detectors (both components and integrated detector/electronic/display packages) because we believe that these two product areas have significant potential markets and because we have expertise and/or patent positions related to them.

     APACN, which is a wholly owned subsidiary of APA Optics, Inc., is engaged in the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries. APACN's primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, value-added fiber optics frames, panels and modules. APACN acquired certain assets of CSP on March 14, 2003 and certain assets of Americable on June 27, 2003. Several items discussed under the "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result of the acquisitions of CSP and Americable.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

     -    Revenue  recognition;

     -    Accounting  for  income  taxes;  and

     -    Valuation  and evaluating impairment of long-lived assets and goodwill

Revenue  Recognition
--------------------

     Revenue is recognized when the product has been shipped, acceptance by the customer is reasonably certain and collection is probable.

Accounting  for  Income  Taxes
------------------------------

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we have recorded a full valuation allowance of $11,075,084 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carry forwards of approximately $27,899,000 which expire in fiscal years 2004 to 2024.

     Realization of the NOL carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, "Accounting for Income Taxes," by assessing the available positive and negative evidence surrounding its recoverability.

     We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

Valuation and evaluating impairment of long-lived assets and goodwill
---------------------------------------------------------------------

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which provides that goodwill should not be amortized but reviewed for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2004 and 2003 and concluded that no impairment had occurred.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2004.

     In Note A of the Notes to the Financial Statements, the effect of recent promulgations of the Financial Accounting Standards Board (FASB) on the Company is described. Management believes the adoption of Interpretation 46 (FIN 46) will not have a material effect on our financial position or results of operations.

CONTRACTUAL  OBLIGATIONS

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                Less than                            After
                        Total     1 Year    1-3 years   4-5 years   5 years
                        ----------------------------------------------------
Long-term debt          $1,812  $    1,638  $       94  $       40  $     40
Operating leases           670         359         311           -         -
                        ----------------------------------------------------

Total Contractual Cash
    Obligations         $2,482  $    1,997  $      405  $       40  $     40
                        ====================================================

RESULTS  OF  OPERATIONS

                              2004 COMPARED TO 2003
                              ---------------------

REVENUES

     Consolidated revenues for the year ended 2004 increased 27-fold to $11,909,465 from sales of $436,157 in 2003. Consolidated cost of sales increased to $11,914,050 in 2004 from $2,802,597 in 2003. Consolidated operating losses increased to $6,558,499 in 2004 compared to $5,329,466 in 2003.

Consolidated net losses increased to $6,535,147 in 2004 or $.55 per diluted share compared to $5,009,434 or $.42 in 2003.

     APA's revenues for the year ended 2004 were $218,187 as compared to $202,137 in 2003. Sales of its optics products were $91,778 versus $102,592 in 2003. This product line was discontinued in January 2004 and subsequently sold in April 2004. Sales of fiber optics products were $85,341 in 2004 compared to $77,028 in 2003. Sales of GaN related products were $23,519 in 2004 versus
$12,742 in 2003. The majority of the GaN sales were to one customer for the SunUV(R) Personal UV Monitor. Other revenue was $17,549 in 2004 compared to $9,775 in 2003. APA's revenue growth is dependent upon our ability to successfully complete its manufacturing reliability with its GaN products and sell into its targeted market segments.

     APACN's revenues for the year ended 2004 were $11,691,278 versus $234,020 in the year ended 2003. Sales from the preceding year consisted only of revenue generated by the CSP acquisition from March 14, 2003 until March 31, 2003. Sales for fiscal 2004 reflect a full year of revenue from the CSP acquisition and three quarters of revenue from the Americable acquisition which was completed June 27, 2003. For the year ended March 31, 2004, sales to broadband service provider and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $7,023,700, or 60% of total sales. Sales to OEM's, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,667,600, or 40% of total sales. APACN's revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry. We expect sales at APACN in fiscal 2005 to increase slightly over the next year.


COST  OF  SALES  AND  GROSS  PROFIT

     APA's cost of sales for the year ended 2004 were $2,883,054 as compared to $2,626,685 in 2003. Product development and materials cost increased approximately $280,000, while amortization expenses decreased approximately $181,000, mainly due to additional patent amortization taken in 2003.

     APACN's gross profit for the year ended 2004 was $2,660,282 as compared to $58,109 in 2003. Gross profit from the preceding year consisted of only gross profit generated by the CSP acquisition from March 14, 2003 until March 31, 2003. Gross profit for fiscal 2004 reflects a full year of gross profit from the CSP acquisition and three quarters of gross profit from the Americable acquisition which was completed June 27, 2003. Gross profit percent for APACN for the period ending March 31, 2004 was 22.8%. Gross profit was negatively affected by production variances resulting from combining the two acquired companies into one operation. We expect gross margins for APACN to gradually improve in fiscal 2005.


RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses consist of the research and development expense at APA (there have been no research and development expenses at APACN). Expenses decreased by $263,482, to $948,737 for the year ended 2004 as compared to $1,212,219 for the year ended 2003. This represents a decrease of 22% from 2003. The decrease is primarily due to decreased research activity related to fiber optics products. The majority of the decreases are due to the reduction in salaries and other related personnel expenses. We expect fiscal 2005 research and development expenses at APA to remain constant with 2004.


SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administration (S, G & A) expenses at APA increased approximately $357,635 to $1,989,969 in 2004 from $1,632,334 in 2003. The increase is due primarily to higher depreciation and amortization as well as higher professional fees related to the acquisition costs for CSP and Americable. We expect S, G &A to decrease slightly over the balance of the 2005 fiscal year as a result of cost reductions implemented throughout fiscal 2004.

     Selling, general and administration expenses at APACN were $3,615,208 for the year ending March 31, 2004 as compared to $118,473 in 2003. S, G & A from the preceding year consisted of expenses generated by the CSP acquisition from March 14, 2003 until March 31, 2003. S, G & A for fiscal 2004 reflects a full year of S, G & A from the CSP acquisition and three quarters worth of S, G & A from the Americable acquisition which was completed June 27, 2003. S, G & A for fiscal 2004 was negatively affected by duplicate expenses related to the consolidation of operations and facilities. We expect S, G & A to decrease slightly in fiscal 2005 from fiscal 2004 in relation to current sales levels.

OTHER  INCOME  AND  EXPENSE

     Other income at APA decreased $231,035 to $202,837 in fiscal 2004 from $433,872 in 2003. The decrease is due mainly to lower interest income resulting from a combination of a decline in the rate of interest earned on investments and a lower average cash balance. Other expenses increased $1,829 to $115,010 from $113,181 in 2003.

     Other income at APACN increased $19,829 to $22,882 in fiscal 2004 as compared to $3,053 in fiscal 2003. The increase was due to management fee income for the first quarter of 2004 for personnel related to the CSP acquisition. Other expense at APACN increased $82,592 to $85,304 for the year ending 2004. The increase is due primarily to the disposal of assets related to the consolidation of CSP and Americable into a single facility.

NET  LOSS

     Consolidated net loss for the Company increased $1,525,713 to $6,535,147, or $.55 cents per share, as compared to a net loss of $5,009,434, or $.42 cents per share, in fiscal 2003. The increase in losses is due primarily to the additional net losses as APACN.

     Net loss for APA for the year ending 2004 was $5,537,390, an increase of $587,980, or 12%, from $4,949,410 in 2003. The increased losses are primarily the result of a combination of higher cost of sales and S. G, & A expenses.

     Net loss for APACN for the year ending 2004 was $997,757 versus $60,024 in fiscal 2003. The increase is due mainly to 2003 expenses only representing several days of expense from the CSP acquisition in March, 2003. The increase in net loss was partly attributable to the expenses related to integrate the two acquisitions.

                              2003 COMPARED TO 2002
                              ---------------------

REVENUES

     APA recognized operating revenues of $436,157 and $595,955 for the fiscal years ended March 31, 2003 and 2002, respectively. The decrease of $159,798 or 27% from fiscal 2002 to 2003 was primarily the result of lower sales of DWDM components. A reduction in capital spending in the telecommunications industry in addition to the United States recession significantly reduced demand for these components. APA Optics had no backlog of orders at the end of fiscal 2003 or 2002.

COST  OF  SALES  AND  GROSS  PROFIT

     Costs of sales were $2,802,597 and $3,545,519 for fiscal 2003 and 2002, respectively. The decrease of $742,922 or 21% in the cost of sales from fiscal 2002 to 2003 was primarily due to the decrease in sales volume. Gross margin for product sales was negative in both fiscal years, reflecting continued increased personnel and manufacturing costs and relatively low sales. The negative gross margins are influenced by low unit production and sales levels relative to the capital equipment and personnel committed to production.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses were $1,212,219 and $1,114,051 for fiscal years 2003 and 2002, respectively. The increase of $98,168 or 9% from fiscal 2002 to 2003 is due primarily to an increase in personnel and equipment costs for development of GaN based transistor products.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses were $1,750,807 and $1,733,846 for fiscal years 2003 and 2002, respectively. The decrease of $16,961 or 1% from fiscal 2002 to 2003 reflects our efforts to reduce expenses in response to the slow economy, including a reduction in staff in the third quarter of fiscal 2002.

OTHER  INCOME  AND  EXPENSE

     We realized $436,925 and $1,193,525 in interest income in fiscal years 2003 and 2002, respectively. The decrease in interest income of $756,600 or 63% from fiscal 2002 to 2003 reflects the steep decline in short-term interest rates over the fiscal year and declining cash investments. We consumed a total of $5.2 million and $9.3 million in cash in fiscal 2002 and 2003, respectively, to fund operations, purchase equipment, retire debt and acquire CSP.

NET  LOSS

     Our net losses for fiscal 2003 and 2002 were $5,009,434 and $4,738,199, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2004, our principal source of liquidity was our cash, cash equivalents and short-term investments, which totaled $13,544,910 compared to $22,235,686 at March 31, 2003.

     We used $5,595,781 to fund operating activities during fiscal 2004 compared to $4,659,154 in fiscal 2003, and $3,753,553 in fiscal 2002. In all three years the largest use of cash in operating activities was the funding of the net losses. The net loss for fiscal 2004 expanded to $6,535,147 from $5,009,434 in fiscal 2003. The primary factors contributing to the increased loss from fiscal 2003 to 2004 were the increased losses at APACN. The significant factors contributing to the increased loss from fiscal 2002 to 2003 were the decline in sales, the increase in research and development costs and the decline in interest income.

     In fiscal 2004 we used $2,753,246 in investing activities including $1,960,000 used to purchase the assets of Americable. We also invested $785,870 to purchase property and equipment, mainly for the purchase of the MOCVD. In fiscal 2003 we used $3,828,000 in investing activities to purchase CSP. We invested $359,474 in property and equipment and $84,131 in patents, for a net decrease in cash from investment activities of $4,271,605. In fiscal 2002 we generated $15,759,000 through the sale of short-term investments, and we invested $1,050,274 in property and equipment and $113,698 in patents, for a net increase in cash from investment activities of $14,595,028.

     In fiscal 2004, we used $341,749 in financing activities primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2003, we used $439,958 in financing activities primarily to pay down long-term debt also related to the Aberdeen facility. We used $460,564 in financing activities in fiscal 2002. Primary uses of cash in 2002 included the repurchase of common stock for $92,638 and the scheduled retirement of debt in the amount of $375,468.

     Construction of our manufacturing facility in Aberdeen utilized certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2004, the total principal outstanding under bonds issued by the State of South Dakota was $1,485,000. Interest on the bonds ranges from 5% to 6.75%, and the bonds are due in various installments between 2004 and 2016. These bonds require compliance with certain financial covenants. We were out of compliance with these covenants during all of fiscal 2002, 2003 and 2004. For further information regarding these bonds, see Note E of Notes to Financial Statements included under Item 8 of this Report. On April 14, 2004 the Company sold its Optics manufacturing operations discussed in Note M to the Financial Statements included under Item 8 of this report, to PNE, Inc. dba IRD. The terms of the sale required the Company to prepay $89,000 of a loan with the City of Aberdeen, South Dakota and to accelerate the loan payment schedule over the next several years, ending in 2010.

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


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.


     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in short-term securities of high credit issuers with maturities ranging from overnight up to 24 months. The average maturity of the portfolio does not exceed 12 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk. See "Cash and Equivalents" under Note A of the Consolidated Financial Statements.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended March 31, 2004:


                                                    Quarter Ended
                               -----------------------------------------------------------
                                 June 30,     September 30,    December 31,    March 31,
                                   2002           2002             2002           2003
                               ------------  ---------------  --------------  ------------
  Statement of Operations Data

Net revenue . . . . . . . . .  $    72,451   $       38,900   $      40,674   $   284,132
Gross profit (loss) . . . . .     (681,269)        (680,044)       (513,379)     (491,748)
Net loss. . . . . . . . . . .   (1,252,994)      (1,318,737)     (1,151,494)   (1,286,209)
Net loss per share. . . . . .  $     (0.11)  $        (0.11)  $       (0.10)  $     (0.11)

                                                    Quarter Ended
                               -----------------------------------------------------------
                                 June 30,      September 30,    December 31,    March 31,
                                   2003             2003            2003          2004
                               ------------  ---------------  --------------  ------------
  Statement of Operations Data

Net revenue . . . . . . . . .  $ 1,566,992   $    3,557,586   $   3,301,955     3,482,932
Gross profit (loss) . . . . .     (300,889)         218,329         (12,513)       90,488
Net loss. . . . . . . . . . .   (1,545,399)      (1,667,488)     (1,642,436)   (1,679,824)
Net loss per share. . . . . .  $     (0.13)  $        (0.14)  $       (0.14)  $     (0.14)

             REPORT OF INDEPENDENTREGISTERED PUBLIC ACCOUNTING FIRM
             ------------------------------------------------------


Board  of  Directors  and  Shareholders

APA  Optics,  Inc.

          We have audited the accompanying consolidated balance sheets of APA Optics, Inc. (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of APA Optics, Inc. as of March 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, on April 1, 2002.



                                                          /s/ Grant Thornton LLP


Minneapolis,  Minnesota
June  15,  2004

                                APA OPTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    MARCH 31,


        ASSETS                                                2004         2003
                                                           -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents                                $13,544,910  $22,235,686
  Accounts receivable, net of allowance for uncollectible
    accounts of $49,038 and $20,644 at
    March 31, 2004 and 2003                                  1,549,016      468,576
  Inventories                                                1,574,188    1,398,203
  Prepaid expenses                                             174,503      134,045
  Bond reserve funds                                           133,865      125,830
                                                           -----------  -----------

        Total current assets                                16,976,482   24,362,340


PROPERTY, PLANT AND EQUIPMENT, net                           4,550,956    3,989,344

OTHER ASSETS
  Bond reserve funds                                           332,433      340,629
  Goodwill                                                   3,422,511    2,500,296
  Other                                                        562,609      691,917
                                                           -----------  -----------
                                                             4,317,553    3,532,842
                                                           -----------  -----------

                                                           $25,844,991  $31,884,526
                                                           ===========  ===========


The  accompanying  notes  are  an  integral  part of these financial statements.

                LIABILITIES AND
                SHAREHOLDERS' EQUITY                            2004           2003
                                                           -------------  -------------
CURRENT LIABILITIES
  Current maturities of long-term debt                     $  1,637,923   $  1,846,922
  Accounts payable                                              812,165        454,804
  Accrued compensation                                          645,293        255,403
  Accrued expenses                                              212,713         81,694
                                                           -------------  -------------

                Total current liabilities                     3,308,094      2,638,823

LONG-TERM DEBT, net of current maturities                       173,836        326,760

COMMITMENTS AND CONTINGENCIES                                         -              -

SHAREHOLDERS' EQUITY
  Undesignated shares, 4,999,500 authorized shares;
     no shares issued and outstanding                                 -              -
  Preferred stock, $.01 par value; 500 authorized shares;
     no shares issued and outstanding                                 -              -
  Common stock, $.01 par value; 50,000,000
     authorized shares; 11,872,331 shares
     issued and outstanding at March 31, 2004 and 2003          118,723        118,723
  Additional paid-in capital                                 51,980,946     52,001,681
  Accumulated deficit                                       (29,736,608)   (23,201,461)
                                                           -------------  -------------
                                                             22,363,061     28,918,943
                                                           -------------  -------------

                                                           $ 25,844,991   $ 31,884,526
                                                           =============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                APA OPTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED MARCH 31,



                                           2004          2003          2002
                                       ------------  ------------  ------------
Revenues                               $11,909,465   $   436,157   $   595,955

Costs and expenses
  Cost of sales                         11,914,050     2,802,597     3,545,519
  Research and development                 948,737     1,212,219     1,114,051
  Selling, general and administrative    5,605,177     1,750,807     1,733,846
                                       ------------  ------------  ------------
                                        18,467,964     5,765,623     6,393,416
                                       ------------  ------------  ------------

      Loss from operations              (6,558,499)   (5,329,466)   (5,797,461)

Other income                               225,719       436,925     1,193,525
Other expense                             (200,314)     (115,893)     (132,263)
                                       ------------  ------------  ------------
                                            25,405       321,032     1,061,262
                                       ------------  ------------  ------------

      Loss before income taxes          (6,533,094)   (5,008,434)   (4,736,199)

Income taxes                                 2,053         1,000         2,000
                                       ------------  ------------  ------------

      Net loss                         $(6,535,147)  $(5,009,434)  $(4,738,199)
                                       ============  ============  ============

Net loss per share
  Basic and diluted                    $     (0.55)  $     (0.42)  $     (0.40)
                                       ============  ============  ============

Weighted average shares outstanding
  Basic and diluted                     11,872,331    11,873,914    11,896,976
                                       ============  ============  ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                                     APA  OPTICS,  INC.

                                      CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

                                                   YEARS  ENDED  MARCH  31,

                            Undesignated
                               shares     Preferred stock      Common stock            Additional                       Total
                            ------------  ------------------  ----------------------    paid-in      Accumulated    shareholders'
                                           Shares    Amount     Shares      Amount      capital        deficit         equity
                                                                                      ------------  -------------  ---------------
Balance at March 31, 2001              -         -  $      -  11,915,456   $119,155   $51,614,972   $(13,453,828)  $   38,280,299
  Options exercised                    -         -         -       5,125         51        25,245              -           25,296
  Common stock repurchased             -         -         -     (43,200)      (432)      (92,206)             -          (92,638)
  Options issued as
compensation                           -         -         -           -          -        45,414              -           45,414
  Other                                -         -         -      (1,500)       (15)      (15,240)             -          (15,255)
  Net loss                             -         -         -           -          -             -     (4,738,199)      (4,738,199)
                            ------------  --------  --------  -----------  ---------  ------------  -------------  ---------------
Balance at March 31, 2002              -         -         -  11,875,881    118,759    51,578,185    (18,192,027)      33,504,917
  Common stock repurchased             -         -         -      (3,550)       (36)       (5,955)             -           (5,991)
  Aberdeen land grant                  -         -         -           -          -        67,760              -           67,760
  Options issued as
compensation                           -         -         -           -          -        (9,309)             -           (9,309)
  Warrants issued                      -         -         -           -          -       371,000              -          371,000
  Net loss                             -         -         -           -          -             -     (5,009,434)      (5,009,434)
                            ------------  --------  --------  -----------  ---------  ------------  -------------  ---------------
Balance at March 31, 2003              -         -         -  11,872,331    118,723    52,001,681    (23,201,461)      28,918,943
  Options issued as
compensation                           -         -         -           -          -       (20,735)             -          (20,735)
  Net loss                             -         -         -           -          -             -     (6,535,147)      (6,535,147)
                            ------------  --------  --------  -----------  ---------  ------------  -------------  ---------------
Balance at March 31, 2004              -         -  $      -  11,872,331   $118,723   $51,980,946   $(29,736,608)  $   22,363,061
                            ============  ========  ========  ===========  =========  ============  =============  ===============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  APA OPTICS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED MARCH 31,


                                                            2004           2003         2002
                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                              $(6,535,147)  $(5,009,434)  $(4,738,199)
  Adjustments to reconcile net loss to net cash
    used in operating activities, net of acquisitions:
      Depreciation and amortization                         971,194       810,505       654,460
      Deferred compensation expense                         (20,735)       (9,309)       45,414
      Changes in operating assets and liabilities,
      net of acquisitions:
        Accounts receivable                                (440,161)      (63,392)      350,246
        Inventories                                        (179,293)     (130,889)      375,241
        Prepaid expenses and other assets                   (44,909)      (30,457)      (73,524)
        Accounts payable and accrued expenses               653,270      (226,178)     (367,191)
                                                        ------------  ------------  ------------
          Net cash used in operating activities          (5,595,781)   (4,659,154)   (3,753,553)
Cash flows from investing activities:
  Purchases of property and equipment                      (785,870)     (359,474)   (1,050,274)
  Sale of short-term investments                                  -             -    15,759,000
  Cash paid for business acquisition                     (1,960,000)   (3,828,000)            -
  Other                                                      (7,376)      (84,131)     (113,698)
                                                        ------------  ------------  ------------
          Net cash provided by (used in) investing
            activities                                   (2,753,246)   (4,271,605)   14,595,028
Cash flows from financing activities:
  Repurchase of common stock                                      -        (5,991)      (92,638)
  Proceeds from exercise of warrants and options                  -             -        10,041
  Payment of long-term debt                                (361,923)     (437,467)     (375,468)
  Bond reserve funds                                         20,174         3,500        (2,499)
                                                        ------------  ------------  ------------
          Net cash used in financing activities            (341,749)     (439,958)     (460,564)
                                                        ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents         (8,690,776)   (9,370,717)   10,380,911
Cash and cash equivalents at beginning of year           22,235,686    31,606,403    21,225,492
                                                        ------------  ------------  ------------
Cash and cash equivalents at end of year                $13,544,910   $22,235,686   $31,606,403
                                                        ============  ============  ============
Supplemental cash flow information:
  Cash paid during the year for:
    Interest                                            $   109,251   $   115,893   $   132,263
    Income taxes                                              2,053         1,000         2,000

Noncash investing and financing transactions:
  Contributed land                                      $         -   $    67,760   $         -
                                                        ============  ============  ============
  Issuance of warrants                                  $         -   $   371,000   $         -
                                                        ============  ============  ============
  Capital expenditure included in accounts payable      $   225,000   $         -   $         -
                                                        ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                                APA OPTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004, 2003 AND 2002


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


Nature  of  Business
--------------------

APA Optics, Inc. (the Company) is a manufacturer of custom cable assemblies and supplier of premise cabling components and networking products to customers throughout the United States with a concentration in Minnesota. The Company also manufactures and markets dense wavelength division multiplexer (DWDM) optical components and offers a range of gallium nitride-based devices.

Principles  of  Consolidation
-----------------------------

The  consolidated  financial statements include the accounts of APA Optics, Inc.
and  its  wholly-owned  subsidiary.   All significant inter-company accounts and
transactions  have  been  eliminated  in  consolidation.

Revenue  Recognition
--------------------

Revenue is recognized when the product has been shipped, acceptance by the customer is reasonably certain and collection is probable.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments classified as cash equivalents at March 31, 2004 and 2003 consist entirely of short-term money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Accounts  Receivable
--------------------

Accounts receivable are presented net of allowances. Credit is extended based on the evaluation of a customer's financial condition and, generally, collateral is not required. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories
-----------

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market. Cost is determined using material costs, internal and external labor charges, and allocated factory overhead charges.

Property,  Plant  and  Equipment
--------------------------------

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method for book and tax purposes over the following estimated useful lives of the assets:

                        Years
                        ------

Building                  20
Equipment               3 - 10
Leasehold improvements  7 - 10


Goodwill  and  Long  Lived  Assets
----------------------------------

Goodwill represents the excess of the purchase price over net assets acquired. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and other Intangible Assets, which provides that goodwill should not be amortized but reviewed for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2004 and 2003 and concluded that no impairment had occurred.

Stock-Based  Compensation
-------------------------

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees, as described more fully in Note J. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company's stock based compensation expense also reflects the benefit of the cancellation of previously expensed options. The Company recognized compensation expense (income) of $(20,735), $(9,309) and $45,414 for the years ended March 31, 2004, 2003 and 2002. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

applied the fair value method, to stock-based employee compensation for the following fiscal years:

                                                 March 31,     March 31,    March 31,
                                                   2004          2003         2002
                                               ------------  -----------  -----------
                                               $ 6,535,147   $5,009,434   $4,738,199
Net loss to common shareholders - as reported
Less: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related
tax effects                                        158,936      153,266      273,516
Net loss - pro forma                           $ 6,694,083   $5,162,700   $5,011,715
                                               ============  ===========  ===========

Basic and diluted net loss per common share
- as reported                                  $      (.55)  $     (.42)  $     (.40)
                                               ============  ===========  ===========

Basic and diluted net loss per common share
- pro forma                                    $      (.55)  $     (.43)  $     (.42)
                                               ============  ===========  ===========


The weighted average fair value of options granted in 2004, 2003 and 2002 was $2.62, $1.20, and $9.30. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002; zero dividend yield, risk-free interest rate of 3.3%, 3.2% and 4.5%; volatility of 75%, 77% and 132%, and a weighted-average expected term of the options of five years.


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

Common stock options and warrants to purchase 975,937, 999,197 and 655,872 shares of common stock with a weighted average exercise price of $6.35, $6.50 and $10.15 were outstanding during the years ended March 31, 2004, 2003 and 2002, but were excluded because they were antidilutive. Had we not incurred a net loss during the year ended March 31, 2004, we would have assumed conversion of stock options into 18,031 common shares. We would not have assumed any conversions of stock options for fiscal year 2003 and 2002.

Use  of  Estimates
------------------

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates used by management.

Impairment  of  Long-Lived  Assets
----------------------------------

The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets if events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2004.

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 financial statements to conform with the presentation used in 2004. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

Newly  Adopted  Accounting  Standards
-------------------------------------

The Financial Accounting Standards Board issued FIN 46 (R), Consolidation of Variable Interest Entities, in December 2003 to provide guidance on when an investor should consolidate another entity from which they receive benefits or are exposed to risks when those other entities are not controlled based on traditional voting interest or they are thinly capitalized. FIN 46 (R) refers to those entities as variable interest entities (VIEs). A variable interest is a contractual, ownership, guarantee of debt, or other financial interest in an entity that changes with changes in the entity's asset value. An entity would be considered a VIE if the amount of equity at risk in the entity is not sufficient to allow it to finance its activities without additional subordinated financial support from the Company. The provisions of FIN 46 (R) were effective at the end of the first reporting period after March 15, 2004. The adoption of FIN 46 (R) will not have a material effect on the Company's consolidated financial position or results of operations.

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


NOTE  B  -  ACQUISITIONS

On March 14, 2003, the Company acquired certain assets and assumed certain liabilities of CSP. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets were included in the statement of operations from the date of acquisition. The impact on operations for year ended March 31, 2003 was not material. There were no contingent payments related to the acquisition.

In accordance with SFAS 141, the Company reclassified certain balances from the original CSP purchase price allocation as part of an asset valuation adjustment. The adjustment was made after determining the fair value of the assets purchased. The result of the change was a decrease in inventory and an increase in goodwill recorded. This did not change the purchase price of the transaction. The purchase price, assets acquired and liabilities assumed with purchase price adjustments are as follows:

                                    Original        Purchase    Net Purchase
                                 Purchase Price      Price          Price
                                   Allocation      Adjustment    Allocation
Accounts receivable              $       384,571  $         -   $     384,571
Inventory                              1,227,239     (627,364)        599,875
Property, plant and equipment            402,799            -         402,799
                                 ---------------  ------------  -------------
      Assets purchased                 2,014,609     (627,364)      1,387,245
Trade accounts payable                   239,187            -         239,187
Capitalized leases                       149,786            -         149,786
Vendor restructuring payable             263,818            -         263,818
Accrued expenses                          34,114            -          34,114
                                 ---------------  ------------  -------------
      Less: Liabilities assumed          686,905            -         686,905
Net assets                             1,327,704     (627,364)        700,340
Goodwill                               2,500,296      627,364       3,127,660
                                 ---------------  ------------  -------------
      Purchase price             $     3,828,000  $         -   $   3,828,000
                                 ===============  ============  =============


On June 27, 2003, the Company acquired certain assets of Americable, Inc. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets have been included in the statement of operations from the date of acquisition. There are no contingent payments related to the acquisition.

In accordance with SFAS 141, the Company reclassified certain balances from the original Americable purchase price allocation as part of an asset valuation adjustment. The adjustment was made after determining the fair value of the assets purchased. The result of the change was a decrease in inventory and property, an increase in accounts receivable, and an increase in goodwill recorded. This did not change the purchase price of the transaction. The purchase price and assets acquired with purchase price adjustments are as follows:

                                  Original        Purchase    Net Purchase
                               Purchase Price      Price          Price
                                 Allocation      Adjustment    Allocation
Accounts receivable            $       594,000  $    46,279   $     640,279
Inventory                              638,000      (13,944)        624,056
Property, plant and equipment          450,000      (49,186)        400,814
                               ---------------  ------------  -------------
      Assets purchased               1,682,000      (16,851)      1,665,149
Goodwill                               278,000       16,851         294,851
                               ---------------  ------------  -------------
      Purchase price           $     1,960,000  $         -   $   1,960,000
                               ===============  ============  =============

Goodwill for both acquisitions is expected to be fully deductible for tax purposes.

NOTE  C  -  INVENTORIES


Inventories  consist  of  the  following  at  March  31:

                    2004        2003
                 ----------  ----------

Raw materials    $  371,536  $  702,233
Work-in-process      46,222     155,138
Finished goods    1,156,430     540,832
                 ----------  ----------

                 $1,574,188  $1,398,203
                 ==========  ==========


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment consist of the following at March 31:

                                                   2004        2003
                                                ----------  ----------

Land                                            $  127,760  $  127,760
Buildings                                        1,679,424   1,679,424
Manufacturing equipment                          6,037,670   5,731,507
Office equipment                                   619,026     507,872
Leasehold improvements                           1,119,616   1,082,538
                                                ----------  ----------
                                                 9,583,496   9,129,101
Less accumulated depreciation and amortization   5,032,540   5,139,757
                                                ----------  ----------

                                                $4,550,956  $3,989,344
                                                ==========  ==========

NOTE  E  -  LONG-TERM  DEBT

The  following  is  a  summary  of  the  outstanding  debt  at  March  31:

                                                                      2004         2003
                                                                   -----------  -----------
South Dakota Governor's Office of Economic Development
and the Aberdeen Development Corporation Bond, 5% to 6.75%,
due in various installments through 2016                           $ 1,485,000  $ 1,560,000

Low interest economic development loans, 0%, due in various
Installments through 2010                                              229,305      246,944

Forgivable economic development loans, 3%, paid in full in fiscal            -      216,951
2004

Capital lease obligations                                               97,454      149,787
                                                                   -----------  -----------
                                                                     1,811,759    2,173,682
Less current maturities                                              1,637,923    1,846,922
                                                                   -----------  -----------
                                                                   $   173,836  $   326,760
                                                                   ===========  ===========

The forgivable economic development loans are contingent upon employment levels at the facility meeting preset criteria. As partial consideration for any loans forgiven, the Company will grant warrants to purchase common stock of the Company based on the number of job credits earned by the Company in the preceding 12 months divided by the exercise price. The exercise price of the warrants was set at $4.00 for year one of the debt and the yearly grant exercise price increases one dollar each year until the debt matured in fiscal 2004. As of March 31, 2004, 36,511 warrants have been issued for loans forgiven totaling $187,289.

At March 31, 2004 and 2003, the Company had on deposit with trustees $466,298 and $415,629 in reserve funds for current bond maturities, of which $133,865 and $125,830 are for current bond maturities. These funds are included in bond reserve funds in the accompanying balance sheets. The loan agreement requires the Company to maintain compliance with certain covenants. The Company was out of compliance with certain of these covenants in fiscal 2004. All debt, except for the long-term portion of the low interest loans, and the capital lease obligations, to which the covenant violation does not apply, has been classified as current due to the Company's covenant violation.

As part of the Company's plan to construct a production facility, the city of Aberdeen, South Dakota gave the Company land, contingent upon the Company staying in the new building through June 23, 2002. The Company satisfied this requirement in fiscal 2003 and recorded the contributed land with an assessed value of $67,760 on the books as of March 31, 2003.

All of the above debt is secured by land, buildings, and certain equipment of the Company. In April 2004, the Company was required to restructure one of its loans with the City of Aberdeen in conjunction with the sale of its Optics manufacturing operations to include an advance payment and an accelerated payment stream. The restructuring had no effect on the amount or classification of the overall loan balance at March 31, 2004.


Scheduled  maturities  of  the  Company's  long-term  debt  are  as  follows:

Years ending March 31,
2005                    $1,637,923
2006                        65,873
2007                        27,963
2008                        20,000
2009                        20,000
Thereafter                  40,000
                        ----------
                        $1,811,759
                        ==========


NOTE  F  -  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees. The Company matches 50% of employee contributions up to 6% of a participant's compensation. The Company's contributions under this plan were $72,000, $51,000, and $53,000 for the years ended March 31, 2004, 2003 and
2002.


NOTE  G  -  INCOME  TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws. Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company's deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability. Accordingly, the Company has recorded a full valuation allowance at March 31, 2004 and 2003.

Significant components of deferred income tax assets and liabilities are as follows at March 31, 2004:

                                                2004           2003
                                            -------------  ------------
Current deferred income tax assets:
Inventories                                 $     64,350   $    73,710
Accrued expenses                                  33,930             -
                                            -------------  ------------
                                                  98,280        73,710

Long-term deferred income tax assets:
Property and equipment depreciation              172,770             -
Intangibles                                       17,940             -
Net operating loss carryforward               10,880,432     8,679,276
                                            -------------  ------------
                                              11,071,142     8,679,276
                                            -------------  ------------
Total deferred income tax assets              11,169,422     8,752,986

Long-term deferred income tax liabilities:
Goodwill                                          94,338         5,418
                                            -------------  ------------
Total net deferred income taxes               11,075,084     8,747,568
Valuation allowance                          (11,075,084)   (8,747,568)
                                            -------------  ------------
Total                                       $          -   $         -
                                            =============  ============

As of March 31, 2004, the Company has net operating loss carry forwards for federal income tax purposes of approximately $27,899,000 which expire in fiscal years 2005 to 2024.

Income tax expense consists entirely of state taxes in 2004, 2003, 2002.

NOTE  H  -  SHAREHOLDERS'  EQUITY

The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series.

In fiscal year 2003, the Board of Directors authorized the repurchase of up to the greater of $2,000,000 or 500,000 shares of common stock. There were no purchases in fiscal 2004. As of March 31, 2004 and 2003, a total of 46,750 shares for $98,629 at an average price of $2.11 per share had been repurchased and retired.


NOTE  I  -  SHAREHOLDER  RIGHTS  PLAN

Pursuant to the Shareholder Rights Plan each share of common stock has attached to it a right, and each share of common stock issued in the future will have a right attached until the rights expire or are redeemed. Upon the occurrence of certain change in control events, each right entitles the holder to purchase one one-hundredth of a share of Series B Junior Preferred Participating Share, at an exercise price of $80 per share, subject to adjustment. The rights expire on November 10, 2010 and may be redeemed by the Company at a price of $.001 per right prior to the time they become exercisable.

NOTE  J  -  STOCK  OPTIONS  AND  WARRANTS

Stock  Options
--------------

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a six-year period. The plans had 1,089,148 shares of common stock available for issue at March 31, 2004.


Option transactions under these plans during the three years ended March 31, 2004 are summarized as follows:

                                                 Weighted average
                               Number of shares    exercise price
                               ----------------  -----------------
Outstanding at March 31, 2001          397,175   $            6.81
  Granted                               90,000               10.33
  Canceled                            (112,500)               7.79
  Exercised                             (5,125)               4.94
                               ----------------
Outstanding at March 31, 2002          369,550                7.40
  Granted                              167,500                1.88
  Canceled                            (128,675)               8.16
                               ----------------
Outstanding at March 31, 2003          408,375                4.27
  Granted                              140,000                2.62
  Canceled                            (163,260)               5.65
                               ----------------
Outstanding at March 31, 2004          385,115                3.74
                               ================

The number of shares exercisable at March 31, 2004, 2003 and 2002 was 176,815, 165,325 and 108,674, respectively, at a weighted average exercise price of $4.21, $5.42 and $4.68 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2004:

                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     -------------------                         -------------------
                               Weighted average     Weighted                      Weighted
Range of            Number        remaining          average        Number         Average
exercise prices   outstanding  contractual life  exercise price   outstanding  exercise price
----------------  -----------  ----------------  ---------------  -----------  ---------------
1.48-$2.91            194,740        4.32 years  $          2.31       29,940  $          1.91
3.77-5.53             140,375         .67 years             4.31      128,250             4.24
5.73-7.22              25,000        2.33 years             6.65        9,500             6.62
8.50-11.90             25,000        3.05 years             8.82        9,125             8.83
                  -----------                                     -----------
                      385,115        2.84 years             3.74      176,815             4.21
                  ===========                                     ===========

NOTE  J  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED

Stock  Warrants
---------------

The following is a table of the warrants to purchase shares of the Company's common stock:

                             Warrants    Exercise price   Expiration
                           outstanding     per share          date
                           ------------  ---------------  -----------
Balance at March 31, 2001      318,197   $ 4.00 - $17.84  2002 - 2006
  Expired                      (31,875)        4.00          2002
                           ------------
Balance at March 31, 2002      286,322      4.79 - 17.84  2002 - 2006
  Issued                       350,000          3.00         2008
  Expired                      (45,500)      3.75 - 5.00         2002
                           ------------
Balance at March 31, 2003      590,822      3.00 - 17.84  2005 - 2008
                           ------------
  Issued                             -           -             -
  Expired                            -           -             -
                           ------------
Balance at March 31, 2004      590,822     3.00 - $17.84  2005 - 2008
                           ============

All  warrants  are  exercisable  upon  date  of  grant.

There  were  no  warrants  issued  in  fiscal  year  2004.

In fiscal year 2003, 350,000 warrants at a value of $371,000 were issued in connection with the acquisition of the assets of Computer System Products, Inc. These warrants were valued by an independent firm and are exercisable at $3.00.


NOTE  K  -  COMMITMENTS

The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders and officers of the Company. The lease agreement, classified as an operating lease, expires November 30, 2004 and provides for periodic increases of the rental rate based on increases in the consumer price index. As of the date of this report, the Company intends to extend that lease. The Company leases other office and manufacturing facilities space that expires June 30, 2006.

The Company leases certain equipment under capital lease arrangements with interest ranging from 10% to 10.62% and terms through July 2006. The equipment has a net book value of $104,561 at March 31, 2004.

The following is a schedule of approximate minimum payments required under the capital and operating leases:

                                                   Capital   Operating
Year ending March 31                                leases     leases
-------------------------------------------------  --------  ----------

2005                                               $ 51,633  $  359,011
2006                                                 49,321     251,850
2007                                                  7,963      59,164
2008                                                      -         240
                                                   --------  ----------

Total minimum lease payments                        108,917  $  670,265
                                                             ==========
Less: Amounts representing interest                  11,463
                                                   --------

Present value of future minimum lease
   payments                                          97,454

Less: Current portion                                52,332
                                                   --------

Capital lease obligations, net of current portion  $ 45,122
                                                   ========

Rental expense was $485,000, $149,000 and $138,000 for the years ended March 31, 2004, 2003 and 2002, of which $149,000, $139,000 and $138,000 was paid to the partnership,  respectively.


NOTE  L  -  CONCENTRATIONS


Major  Customers
----------------

No single customer accounted for more than 10% of the Company's sales in fiscal 2004. Two major customers accounted for 21% and 15% of the Company's sales for the year ended March 31, 2003. Three major customers accounted for 28%, 23% and 14% of the Company's sales for the year ended March 31, 2002. These customers also accounted for approximately 6% of the outstanding trade receivable balance at March 31, 2003.


Suppliers
---------

The Company purchases raw materials, component parts and outsourced labor from many suppliers. Although many of these items are single-sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and the Company cannot guarantee that sufficient quantities or quality of raw materials, component parts and outsourced labor will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices. There were no suppliers that provided more than 10% of the Company's total purchases in the years ended March 31, 2004, 2003 or 2002.


NOTE  M  -  SUBSEQUENT  EVENT  (UNAUDITED)

The  Company  sold  its  Optics  manufacturing  operations on April 14, 2004 for
$220,000.   The  terms  of  the  sale required the Company to restructure a loan with  the  City  of  Aberdeen  which  amounted  to  an  upfront  payment

NOTE  M  -  SUBSEQUENT  EVENT  (UNAUDITED)  -  CONTINUED

and an acceleration of the loan balance over the next several years. Results of these manufacturing operations were not material to the consolidated financial statements for fiscal years 2004, 2003 and 2002.

NOTE  N  -  SEGMENTS  OF  BUSINESS

The March 2003 and June 2003 acquisitions of Computer System Products, Inc. and Americable, Inc prompted the Company's management to adjust how it evaluates its business. As a result the Company established segments under FASB 131 "Disclosures about Segments of an Enterprise and Related Information." This evaluation is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are APA Optics (APA) and APA Cables and Networks (APACN). APA's revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. APACN's revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management's time and other expenses absorbed at APA are allocated to APACN on an ongoing basis. Such allocated expenses were $152,452 for the twelve months ended March 31, 2004. There were no allocated expenses in fiscal 2003. Segment detail is summarized as follows (unaudited, in thousands):

                              APA Optics    APACN     Eliminations    Consolidated
                              -----------  --------  --------------  --------------
TWELVE MONTHS ENDED MARCH
31, 2004
  External sales             $       409   $11,691   $        (191)  $      11,909
  Cost of sales                    3,074     9,031            (191)         11,914
  Operating loss                  (5,604)     (955)              -          (6,559)

  Depreciation and                   797       174               -             971
  amortization
  Capital expenditures, net          695        91               -             786
  Assets                          26,187     7,310          (7,652)         25,845

TWELVE MONTHS ENDED MARCH
31, 2003
  External sales             $       202       234               -   $         436
  Cost of sales                    2,627       176               -           2,803
  Operating loss                  (5,269)      (60)              -          (5,329)
  Depreciation and                   811         -               -             811
  amortization
  Capital expenditures               309        50               -             359
  Assets                          31,406     5,275          (4,848)         31,885


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM  9A.  CONTROLS  AND  PROCEDURES.

     The Company's chief executive officer and chief financial officer (the same) has concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this Report.

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these during the fiscal quarter ended March 31, 2004.

ITEM  9B.  OTHER  INFORMATION

     There were no events during the quarter ended March 31, 2004 required to be disclosed on Form 8-K which were not so disclosed.



                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

     Information regarding directors and the information required by Items 11, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2004.


ITEM  11.     EXECUTIVE  COMPENSATION.

     Information required by Item 11 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2004.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information required by Item 12 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in August 2004.

-------------------------------------  ------------------------  ----------------------  -------------------------------
                                                 (a)                      (b)                          (c)
-------------------------------------  ------------------------  ----------------------  -------------------------------
Plan category                          Number of securities to      Weighted-average     Number of securities remaining
                                       be issued upon exercise     exercise price of      available for future issuance
                                       of options, warrants or    outstanding options,      under equity compensation
                                                rights            warrants and rights      plans (excluding securities
                                                                                            reflected in column (a))
-------------------------------------  ------------------------  ----------------------  -------------------------------
Equity compensation plans approved by
security holders                                        385,115  $                 3.74                        1,042,628
-------------------------------------  ------------------------  ----------------------  -------------------------------
Equity compensation
plans not approved by
security holders                                        590,822  $                 8.05                  Not applicable*
-------------------------------------  ------------------------  ----------------------  -------------------------------
Total                                                   975,937  $                 6.35                        1,042,628
-------------------------------------  ------------------------  ----------------------  -------------------------------

*  These securities are comprised solely of warrants that were not issued pursuant to any formal plan with an authorized number  of  securities  available  for  issuance.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information required by Item 13 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2004.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2004.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)     (1)      The following financial statements are filed herewith under Item 8.

                                                                                          Page
                                                                                          ----

            (i)  Report of Independent Registered Public Accounting Firm for. . . . . . .  F1
                 the years ended March 31, 2004, 2003 and
                 2002
           (ii)  Consolidated Balance Sheets as of March 31, 2004 and 2003. . . . . . . .  F2

          (iii)  Consolidated Statements of Operations for the years ended
                 March 31, 2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . .  F3
           (iv)  Consolidated Statement of Shareholders' Equity for the years ended
                 March 31, 2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . .  F4
            (v)  Consolidated Statements of Cash Flows for the years ended
                 March 31, 2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . .  F6
           (vi)  Notes to the Consolidated Financial Statements for the years ended
                 March 31, 2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . .  F7

       (2)      Financial Statement Schedules: None

     (b)   Reports  filed  on  Form  8-K:

     In the last quarter of our fiscal year ended March 31, 2004, we filed the following reports on Form 8-K

--------------  --------------  --------------------------  --------------------
Date of Report  Date of Filing  Event Reported              Financial Statements
                                                            Filed
--------------  --------------  --------------------------  --------------------
January 15      January 15      Press release announcing    None
                                organizational changes
--------------  --------------  --------------------------  --------------------



     (c)     Exhibits.  See  Exhibit  Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APA  Optics,  Inc.

Date: June 29, 2004                 By  /s/  Anil  K.  Jain
                                        ----------------------------------------
                                        Anil  K.  Jain
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                       DATE
---------------------------  ------------------------------------------  -------------

/s/ Anil K. Jain             President, Chief Executive Officer, Chief   June 29, 2004
---------------------------  Financial Officer and Director (principal
Anil K. Jain                 executive officer and principal financial
                             officer)

/s/ Kenneth A. Olsen         Secretary, Vice President, and Director     June 29, 2004
---------------------------
Kenneth A. Olsen

/s/Daniel Herzog             Comptroller (principal accounting officer)  June 29, 2004
---------------------------
Daniel Herzog

/s/ John G. Reddan           Director                                    June 29, 2004
---------------------------
John G. Reddan

/s/ Ronald G. Roth           Director                                    June 29, 2004
---------------------------
Ronald G. Roth

/s/ Stephen A. Zuckerman MD  Director                                    June 29, 2004
---------------------------
Stephen Zuckerman

                                          EXHIBIT  INDEX

=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
NUMBER                   DESCRIPTION                                         BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
     2.1  Asset Purchase Agreement between APACN and               Exhibit 2.1 to Form 8-K filed
          CSP, Inc.                                                March 31, 2003

     2.1  Asset Purchase Agreement between APACN and               Exhibit 2.1 to Form 8-K filed July
          Americable, Inc.                                         2, 2003

     2.2  Agreement Not to Compete with Peter Lee as part of       Exhibit 2.2 to Form 8-K filed
          CSP asset purchase                                       March 31, 2003

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

  4.2(e)  Amended Loan Agreement with Aberdeen                     Exhibit 4.2(e) to Registrants
          Development Corporation and APA Optics, Inc.             Report on Form 10-K for fiscal
                                                                   year ended March 31, 2004

  4.3(a)  Loan Agreement between South Dakota Economic             Exhibit 4.3(a) to the June 1996 10-
          Development Finance and APA Optics, Inc.                 QSB


=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
 NUMBER                   DESCRIPTION                                        BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
  4.3(b)  Mortgage and Security Agreement - One Hundred            Exhibit 4.3(b) to the June 1996
          Day Redemption from APA Optics, Inc. to South            10-QSB
          Dakota Economic Development Finance Authority
          dated as of June 24, 1996

  4.4(a)  Subscription and Investment Representation               Exhibit 4.4(a) to the June 1996 10-
          Agreement of NE Venture, Inc.                            QSB

  4.4(b)  Form of Common Stock Purchase Warrant for NE             Exhibit 4.4(b) to the June 1996
          Venture, Inc.                                            10-QSB

  4.5(a)  Certificate of Designation for 2% Series A               Exhibit 4.5(a) filed as a part of
          Convertible Preferred Stock                              Registration Statement on Form S-
                                                                   3 (Commission File No. 333-
                                                                   33968)

  4.5(b)  Form of common stock warrant issued in connection        Exhibit 4.5(b) filed as a part of
          with 2% Series A Convertible Preferred Stock             Registration Statement on Form S-
                                                                   3 (Commission File No. 333-
                                                                   33968)

     4.6  Common Stock Purchase Warrant issued to                  Exhibit 4.6 to Registrant's Report
          Ladenburg Thalmann & Co. Inc. to purchase 84,083         on Form 10-K for fiscal year
          Shares                                                   ended March 31, 2000 ("2000 10-
                                                                   K")

     4.7  Share Rights Agreement dated October 23, 2000 by         Exhibit 1 to the Registration
          and between the Registrant and Wells Fargo Bank          Statement on Form 8-A filed
          Minnesota NA as Rights Agent                             November 8, 2000

     4.8  Common Stock Warrant Purchase Agreement with             Exhibit 4.8 to Form 8-K filed
          Peter Lee as part of CSP asset purchase                  March 31, 2003

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

 10.1(b)  Amendment and Extension of Sublease Agreement
          dated August 31, 1999                                    Exhibit 10.1(b) to 2000 10-K

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

*10.2(b)  Form of option agreement issued under the plan           Exhibit 10.3b to 1994 10-KSB

   *10.3  1997 Stock Compensation Plan                             Exhibit 10.3 to Registrant's Report
                                                                   on Form 10-KSB for the fiscal
                                                                   year ended March 31, 1997


=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
NUMBER                    DESCRIPTION                                        BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
   *10.4  Insurance agreement by and between the Registrant        Exhibit 10.5 to Registrant's Report
          and Anil K. Jain                                         on Form 10-K for the fiscal year
                                                                   ended March 31, 1990

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

    10.8  Sublease agreement between Newport and APACN             Exhibit 10.8 to Registrant's Report
                                                                   of Form 10-QSB for the quarter
                                                                   ended June 30, 2003

    10.9  Sublease agreement between Veeco Compound                Exhibit 10.9 to Registrant's
          Semiconductor and APA Optics, Inc.                       Report of Form 10-K for the fiscal
                                                                   year ended March 31, 2004

   10.10  Ken Olsen Separation Agreement                           Exhibit 10.10 to Registrant's
                                                                   Report on Form 10-K for the fiscal
                                                                   year ended March 31, 2004

      14  Code of Ethics                                           Exhibit 14 to Registrant's Report
                                                                   on Form 10-K for the fiscal year
                                                                   ended March 31, 2004

      21  List of Subsidiaries

    23.1  Consent of Grant Thornton LLP
          Certification of Chief Executive Officer Pursuant to

    31.1  Section 302 of the Sarbanes-Oxley Act of 2002
          Certification of Chief Executive Officer and Principal
          Financial Officer Pursuant to Section 906 of the

    32.1  Sarbanes-Oxley Act of 2002

*Indicates  management contract or compensation plan or arrangements required to be filed as an exhibit to  this  form.