Form 10-Q
period 2004-06-30
APA OPTICS INC /MN/
filed 2004-08-12
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004, or

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

               Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class:                        Outstanding at August 9, 2004
    Common stock, par value $.01                     11,872,331

                                APA OPTICS, INC.
                                    FORM 10Q
                                TABLE OF CONTENTS


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .    3
    CONSOLIDATED CONDENSED BALANCE SHEETS . . . . . . . . . . . . . .    3
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . .    4
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . .    5
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. . . . . . .    6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .    8
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.   18
  ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .   18

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
  ITEMS 1 THROUGH 5 . . . . . . . . . . . . . . . . . . . . . . . . .   18
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   19

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                APA OPTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                        June 30,       March 31,
                                                          2004           2004
                                                      -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 13,043,040   $ 13,544,910
  Accounts receivable, net of allowance for
  uncollectible accounts of $28,866 at June 30, 2004
  and $49,038 at March 31, 2004                          1,510,120      1,549,016
  Inventories                                            1,638,066      1,574,188
  Prepaid expenses                                         128,888        174,503
  Bond reserve funds                                        44,174        133,865
                                                      -------------  -------------
Total current assets                                    16,364,288     16,976,482

Property, plant and equipment, net                       4,383,201      4,550,956

Other assets:
  Bond reserve funds                                       333,101        332,433
  Goodwill                                               3,422,511      3,422,511
  Other                                                    515,806        562,609
                                                      -------------  -------------
                                                         4,271,418      4,317,553
                                                      -------------  -------------

Total assets                                          $ 25,018,907   $ 25,844,991
                                                      =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $  1,469,755   $  1,637,923
  Accounts payable                                         761,683        812,165
  Accrued compensation                                     821,839        645,293
  Accrued expenses                                         176,655        212,713
                                                      -------------  -------------
Total current liabilities                                3,229,932      3,308,094

Long-term debt                                             142,212        173,836

Shareholders' equity:
  Undesignated shares                                            -              -
  Preferred Stock                                                -              -
  Common Stock                                             118,723        118,723
  Additional paid-in capital                            51,967,484     51,980,946
  Accumulated deficit                                  (30,439,444)   (29,736,608)
                                                      -------------  -------------
Total shareholders' equity                              21,646,763     22,363,061
                                                      -------------  -------------

Total liabilities and shareholders' equity            $ 25,018,907   $ 25,844,991
                                                      =============  =============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                APA OPTICS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended
                                                 June 30,
                                        --------------------------

                                            2004          2003
                                        ------------  ------------

Revenues                                $ 3,687,718   $ 1,570,976

Costs and expenses:
   Cost of sales                          3,086,843     1,871,865
   Research and development                 191,208       198,103
   Selling, general and administrative    1,340,809     1,068,162
                                        ------------  ------------
                                          4,618,860     3,138,130
                                        ------------  ------------

Loss from operations                       (931,142)   (1,567,154)

Gain on sale of operations                  208,314             -
Other income                                 47,194        76,585
Other expense                               (25,252)      (54,580)
                                        ------------  ------------
                                            230,256        22,005
                                        ------------  ------------

Loss before income taxes                   (700,886)   (1,545,149)

Income taxes                                  1,950           250
                                        ------------  ------------

Net loss                                $  (702,836)  $(1,545,399)
                                        ============  ============

Net loss per share:
   Basic and diluted                         ($0.06)       ($0.13)
                                        ============  ============

Weighted average shares outstanding:
   Basic and diluted                     11,872,331    11,872,331
                                        ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                      APA OPTICS, INC.
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                                 --------------------------

                                                                                                     2004          2003
                                                                                                 ------------  ------------
OPERATING ACTIVITIES
Net loss                                                                                         $  (702,836)  $(1,545,399)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
    Depreciation and amortization                                                                    239,481       213,092
    Stock based compensation income                                                                  (13,462)            -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                              277,421      (174,908)
    Inventories                                                                                      (63,878)      (25,858)
    Prepaid expenses and other                                                                        57,303       (69,871)
    Accounts payable and accrued expenses                                                             76,481       (45,920)
                                                                                                 ------------  ------------
Net cash used in operating activities                                                               (129,490)   (1,648,864)

INVESTING ACTIVITIES
Purchases of property and equipment, net                                                            (261,611)      (76,366)
Acquisition of business                                                                                    -    (1,960,000)
Investment in patents                                                                                      -        (7,375)
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (261,611)   (2,043,741)

FINANCING ACTIVITIES
Repayment of long-term debt                                                                         (199,792)     (312,961)
Bond reserve funds                                                                                    89,023        79,314
                                                                                                 ------------  ------------
Net cash used in financing activities                                                               (110,769)     (233,647)
                                                                                                 ------------  ------------

Decrease in cash and cash equivalents                                                               (501,870)   (3,926,252)

Cash and cash equivalents at beginning of period                                                  13,544,910    22,235,686
                                                                                                 ------------  ------------

Cash and cash equivalents at end of period                                                       $13,043,040   $18,309,434
                                                                                                 ============  ============

Noncash investing and financing activities
  Capital expenditure included in accounts payable                                               $  (225,000)            -

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2004.

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


NOTE  2.  NET  LOSS  PER  SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------

                                                                     2004          2003
                                                                 ------------  ------------

Numerator for basic and diluted net loss                         $  (702,836)  $(1,545,399)
                                                                 ============  ============

Denominator for basic and diluted net
loss per share- weighted-
  average shares outstanding                                      11,872,331    11,872,331
                                                                 ============  ============

Basic and diluted net loss per share                                  ($0.06)       ($0.13)
                                                                 ============  ============


Common stock options and warrants to purchase 975,937 and 991,197 shares of common stock with a weighted average exercise price of $6.35 and $9.91 were outstanding at June 30, 2004 and 2003, respectively, but were excluded from calculating the three months diluted net loss per share because they were antidilutive.


NOTE  3.  ACQUISITION

          On June 27, 2003, the Company acquired certain assets of Americable, Inc. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets have been included in the statement of operations from the date of acquisition. There are no contingent payments related to the acquisition. The Company reclassified certain balances from the original Americable purchase price allocation as part of an asset valuation adjustment. The adjustment was made after determining the fair value of the assets purchased. The result of the change was a decrease in inventory and property, an increase in accounts receivable, and an increase in goodwill. This did not change the purchase price of the transaction. The purchase price and assets acquired with purchase price adjustments are as follows:

                                  Original        Purchase      Net Purchase
                               Purchase Price      Price      Price Allocation
                                 Allocation      Adjustment
                               ------------------------------------------------
Accounts receivable            $       594,000  $    46,279   $         640,279
Inventory                              638,000      (13,944)            624,056
Property, plant and equipment          450,000      (49,186)            400,814
                               ---------------  ------------  -----------------
     Assets purchased                1,682,000      (16,851)          1,665,149
Goodwill                               278,000       16,851             294,851
                               ---------------  ------------  -----------------
     Purchase price            $     1,960,000  $         -   $       1,960,000
                               ===============  ============  =================

Goodwill is expected to be fully deductible for tax purposes.

NOTE  4.  SEGMENT  REPORTING

               The March 2003 and June 2003 acquisitions of assets from Computer System Products, Inc. and Americable, Inc. prompted the Company's management to adjust how it evaluates its business. As a result the Company established segments. This evaluation is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are Optronics (historically referred to as the APA Optics, Inc. segment) and Cables and Networks (historically referred to as the APACN segment). Optronic's revenue is generated in the design, manufacture and marketing of ultraviolet
(UV) detection and measurement devices and optical components. Cables & Network's revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management's time and other expenses are allocated. Segment detail is summarized as follows (unaudited, in thousands):

                                                 Cables &
                                    Optronics    Networks    Eliminations    Consolidated
                                   -----------  ----------  --------------  --------------
THREE MONTHS ENDED JUNE 30, 2004
  External sales                   $      143   $   3,672   $        (127)  $       3,688
  Cost of sales                           572       2,642            (127)          3,087
  Operating income (loss)              (1,036)        105               -            (931)
  Depreciation and amortization           185          54               -             239
  Capital expenditures                    234          28               -             262
  Total assets                         25,032       7,529          (7,542)         25,019

THREE MONTHS ENDED JUNE 30, 2003
  External sales                   $       62   $   1,516              (7)  $       1,571
  Cost of sales                           679       1,200              (7)          1,872
  Operating loss                       (1,364)       (203)              -          (1,567)
  Depreciation and amortization           183          30               -             213
  Capital expenditures                     70           6               -              76
  Total assets                         29,785       6,945          (6,801)         29,929



NOTE  5.  SALE  OF  OPTICS  MANUFACTURING  OPERATIONS

     In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the 4th quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the City of Aberdeen which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004. Results of these manufacturing operations were not material to the consolidated financial statements for fiscal years 2004.

NOTE  6.  STOCK  BASED  COMPENSATION

     The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company's stock based compensation expense also reflects the benefit of the cancellation of previously expensed options. The Company recognized compensation income of $13,462 for the three months ended June 30, 2004, and no expense or income for the prior year period. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following three months ended:

                                                  Three Months Ended
                                                       June 30,
                                               -------------------------

                                                  2004          2003
                                               -----------  ------------

Net loss to common shareholders - as
reported                                       $ (702,836)  $(1,545,399)
Less: Total stock-based employee
compensation expense  determined
under fair value based method for all
awards, net of related tax effects                (48,342)      (50,317)
                                               -----------  ------------
Net loss - pro forma                           $ (751,178)  $(1,595,716)
                                               ===========  ============

Basic and diluted net loss per
common share - as reported                         ($0.06)       ($0.13)
Basic and diluted net loss per
common share - pro forma                           ($0.06)       ($0.13)


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

OVERVIEW

     APA Optics, Inc., consisting of the Optronics and Cables & Networks groups, develops, designs, manufactures and markets a variety of fiber optics, copper and Gallium Nitride (GaN) based components and devices for industrial, commercial, consumer and scientific applications. Cables & Networks designs, manufactures and markets a variety of fiber optic and copper components to the data communication and telecommunication industries. Optronics is active in the development, design, manufacture and marketing of ultraviolet (UV) detection and measurement devices for consumers and industrial customers, and Gallium Nitride
(GaN) based transistors for power amplifiers and other commercial applications. Both groups also source from third parties various components and devices for direct and value-added sales to our customers in all these technology areas.

     Cables & Networks internally manufactured products primarily include a broad line of standard and custom fiber optic cable assemblies, copper cable assemblies, optical components, value added fiber optic distribution frames, panels and modules. These products are manufactured by our wholly owned subsidiary Cables & Networks and Optronic's facilities in Aberdeen, South Dakota, and marketed to broadband service providers, commercial data networks, and original equipment manufacturers. Cables & Networks acquired certain assets of Computer System Products, Inc. ("CSP") on March 14, 2003 and certain assets of Americable, Inc. ("Americable") on June 27, 2003. Several of the items discussed under "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result of these acquisitions.

     In January 2004 Optronics terminated its optics manufacturing in Blaine, Minnesota as described in Note 5 above. Additionally in January 2004 Optronics consolidated its fiber optics operations within Blaine. Optronics plans to continue to market and sell fiber optic products using mainly Cables & Network's sales team and channels. We outsource several components from third parties including passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

     Most companies in the communications industry have been affected by the slowdown in telecommunications equipment spending over the past several years. Decreased demand and competition have continued to put downward pressure on margins. This downward pressure is likely to continue and we will need to reduce operating costs and improve efficiencies to remain competitive in the marketplace.

     Optronic's consumer UV detection product, the SunUVTM Personal UV Monitor (PUVM, formerly SunWatch) continues in low volume production. We shipped several hundred PUVM's to one customer in the quarter ended December 31, 2003, and are shipping small quantities to retailers and catalog customers on an ongoing basis. The offshore manufacturer is maintaining a flow of product, but low yield caused primarily by mechanical and cosmetic issues has limited our ability to pursue larger orders from our distribution channels. High volume manufacturing is being addressed with the current supplier. We have also begun seeking other suppliers.

     In addition to PUVM's, Optronics initiated reconfiguration of its TrUVMeterTM for a specific market targeted for UV radiation printing and curing systems. This reconfiguration required detection and analysis of four bands (all in the UV spectral range) using four separate detector assemblies, as compared to only one in the TrUVMeterTM. We have now completed the design and preliminary development of this device called Profiler M. We are now performing detailed calibration and characterization of the profiler, prior to the delivery of the alpha units for customer evaluation.

     Optronics continues to develop transistors based on GaN/AlGaN (gallium nitride/aluminum gallium nitride) while assessing commercialization opportunities. During the latter part of fiscal 2004 we purchased a multi-wafer (6 wafers, 2 inches in diameter) Metal Organic Chemical Vapor Deposition (MOCVD) System to supply high performance epitaxial wafers for internal requirements as well as other potential customers. This system will be installed at a leased facility that provides state-of-the-art characterization equipment. We are packaging and testing transistors and power amplifiers built from our material. Our plan is to continue characterizing demonstration power amplifiers built using our packaged transistors while qualifying their long term reliability. Upon qualification the power amplifiers will be sent for customer evaluation.


RESULTS  OF  OPERATIONS
-----------------------

REVENUES

     Sales at Cables & Networks for the first quarter of fiscal year 2005 were $3,671,812, compared to sales of $1,516,352 reported in the same quarter a year ago, an increase of 142%. The increase is attributable to higher revenues in the 2005 quarter generated by the acquisition from Americable, Inc., which occurred at the end of the first quarter of fiscal 2004. The Americable assets contributed no corresponding revenues for the 2004 quarter. Sales increased $233,349, or 7%, from the sales of $3,438,463 during the prior quarter ended March 31, 2004. Sales for the current quarter to broadband service provider and commercial data networks were $2,484,000 or 68% of revenue, and sales to OEM's were $1,188,000, or 32% of revenue. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. We anticipate comparable revenue at Cables & Networks for the second quarter.

     Gross revenues at Optronics were $142,494 for the quarter ended June 30, 2004, versus revenue of $61,794 in the same quarter a year ago. Gross revenues for the first quarter ended June 30, 2004 reflect $126,588 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $7,170 in the comparable period last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter. The net decrease in revenues for the quarter as compared to the revenues of the quarter ended June 30, 2003 was due primarily to lower sales of fiber optics and optics products.

COST  OF  SALES  AND  GROSS  PROFIT

     Cables & Network's gross profit for the quarter ended June 30, 2004 was $1,029,940, or 28%, versus gross profit of $316,564, or 21%, in the comparable period last year. Gross profit increased $183,829 from the gross profit of $846,111, or 22%, during the prior quarter ended March 31, 2004. The increase in gross profit over the prior quarter was due to a combination of higher product margins and reduced overhead expenses related to personnel reductions.

     Gross cost of sales at Optronics for the three months ended June 30, 2004 was $571,559 as compared to $679,247 in the same quarter a year ago. Gross cost of sales for the first quarter ended June 30, 2004 reflect $126,588 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $7,170 in the comparable period last year. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower material and production expenses related to the closure of the optics manufacturing line.

     We anticipate comparable gross margins and cost of sales for Cables & Networks and Optronics for the second quarter.

RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses decreased by $6,895, to $191,208, for the quarter ended June 30, 2004 compared to the same period for the preceding fiscal year, mainly due to lower personnel costs. We expect research and development expenses to remain relatively unchanged in the second quarter.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses at Cables & Networks increased $405,844, or 78%, to $925,259 for the quarter ended June 30, 2004 versus $519,415 for the comparable period in the preceding fiscal year. The increase is attributable to higher expenses in the 2005 quarter generated by the acquisition from Americable, Inc., which occurred at the end of the first quarter of fiscal 2004 and had no expenses in the fiscal 2004 period. Expenses decreased $73,306, or 7%, from the expenses of $998,565 during the prior quarter ended March 31, 2004. The decrease from the prior quarter is due mainly to lower selling costs.

     Selling, general and administrative expenses at Optronics decreased $133,197, or 24%, to $415,550 for the three months ended June 30, 2004 versus $548,747 for the three month period ending June 30, 2003. The decrease is due to lower personnel and related costs associated with cost reductions implemented over fiscal year 2004, offset slightly by higher professional fees.

INCOME  (LOSS)  FROM  OPERATIONS

     The income from operations at Cables & Networks was $104,681, an increase of $307,532 for the quarter ended June 30, 2004 over the comparable period in fiscal 2004. Income from operations increased $257,135, or 169%, from the operating loss of $152,454 during the prior quarter ended March 31, 2004. The increased income in the quarter was mainly the result of a combination of increased revenues and lower expenses in the quarter.

     The loss from operations at Optronics for the three months ended June 30, 2004 was $1,035,823, a decrease of $328,480, or 24%, from the loss of $1,364,303 in the comparable period in the preceding year. The decrease in the loss is primarily the result of the cost reductions implemented over the prior fiscal year. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM product.

OTHER  INCOME  AND  EXPENSE

     Other income at Cables & Networks decreased $21,004 for the three months ended June 30, 2004 from the comparable period in fiscal 2004. Higher income in 2004 was due to management fee income earned in fiscal 2004 in relation to the acquisition of CSP. Interest expense at Cables & Networks increased $34,250 for the three months ended June 30, 2004 from the comparable period in fiscal 2004. The increase is due to a larger outstanding debt balance related due to the acquisition from Americable late in the second quarter in fiscal 2004.

     Other income at Optronics increased $235,203 for the three months ended June 30, 2004 or 268% from the comparable period in the preceding fiscal year. The sale of the optics manufacturing operations in April 2004 and related facility income accounted for $220,000 of the increase. Interest income increased slightly due to a higher outstanding debt balance due from Cables & Networks. Other expenses decreased $28,302 for the three months ended June 30, 2004 to $22,831 from $51,133 in the three months ended June 30, 2003 due to lower interest expense in the prior year quarter.

NET  LOSS

The consolidated net loss for the quarter ended June 30, 2004, was $702,836 (or $0.06 per basic and diluted share), a decrease of $842,563 or 55% from the net loss reported for the same period in fiscal 2004. Cables & Networks recorded net income of $33,199, compared to a loss of $217,379 in the comparable period last year, and a net loss of $298,364 in the prior quarter ended March 31, 2004. Optronics recorded a net loss of $736,035, a decrease of $591,985, or 45%, from the loss reported in the same period of fiscal 2004. While cost reductions implemented so far at Optronics will help lower the overall losses for the Company, achieving profitability in the future will strongly depend upon Optronic's ability to manufacture and market gallium-nitride products.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months.

     Cash used in operating activities was $129,490 for the three month period ending June 30, 2004 compared to $1,648,864 used in the same period in fiscal 2004. The decrease in the cash used between the two periods reflects a decrease in loss from operations of $636,012, achieved by a combination of increased revenue and profitable operations at Cables & Networks and decreased costs at Optronics due to cost reduction efforts and a gain on the sale of the optics manufacturing business at Optronics in April 2004.

     We used net cash of $261,611 in investing activities for the three months ended June 30, 2004 compared to $2,043,741 used in the same period of the preceding fiscal year. The use of cash in the quarter ended June 30, 2004 reflects capital expenditures mainly for production equipment at Optronics. For the quarter ended June 30, 2003, $1,960,000 was used to purchase the assets of Americable, Inc. We anticipate approximately $600,000 to $800,000 in capital expenditures in fiscal 2005.

     Net cash used in financing activities for the three months ended June 30, 2004 totaled $110,769. We used $199,792 for the scheduled reduction of debt and generated $89,023 from the reduction of bond reserve funds. During the same period in fiscal 2004 we used $233,647 in financing activities, of which $312,961 was used for the scheduled reduction of debt and $79,314 was generated from the reduction of bond reserve funds.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                Less than                            After
                        Total     1 Year    1-3 years   4-5 years   5 years
                        ----------------------------------------------------
Long-term debt          $1,612  $    1,470  $       82  $       40  $     20
Leases                     589         325         260           4         -
                        ----------------------------------------------------

Total Contractual Cash
  Obligations           $2,201  $    1,795  $      342  $       44  $     20
                        ====================================================


Application  of  Critical  Accounting  Policies


     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

     -    Revenue  recognition;

     -    Accounting  for  income  taxes;  and

     -    Valuation and evaluating impairment of long-lived assets and goodwill

Revenue  Recognition
--------------------

     Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, acceptance by the customer is reasonably certain and collection is probable.

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

     Realization of the NOL carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

Valuation and evaluating impairment of long-lived assets and goodwill
---------------------------------------------------------------------

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill should not be amortized but reviewed for impairment at the fiscal year end or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2004 and 2003 and concluded that no impairment had occurred.

     The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through June 30, 2004.


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

     We have not been profitable since fiscal 1990. As of June 30, 2004, we had an accumulated deficit of $30.4 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

     We purchase components and labor that are incorporated into our products from outside vendors. In the case of the SunUV(R) Personal UV Monitor, we supply components to an outside assembler who delivers the completed product. If these vendors fail to supply us with components or completed assemblies on a timely basis, or if the quality of the supplied components or completed assemblies is not acceptable, we could experience significant delays in shipping our products. Any significant interruption in the supply or support of any components or completed assemblies could seriously harm our sales and our relationships with our customers. In addition, we have increased our reliance on the use of contract manufacturers to make our products. If these contract manufacturers do not fulfill their obligations or if we do not properly manage these relationships, our existing customer relationships may suffer.

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

ITEM  4.  CONTROLS  AND  PROCEDURES.

          a. Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have concluded that as of the end of the fiscal period covered by this report the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) were sufficiently effective to ensure that the information required to be disclosed by the Company in the report was gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

          b. Changes in internal controls. There were no changes in the Company's internal controls over financial reporting during the fiscal period covered by this report that materially affected, or are likely to materially affect, the Company's control over financial reporting.

                                     PART II

ITEMS  1  THROUGH  5.  NOT  APPLICABLE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits.

                    Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 32.1 - Certification required of Chief Executive Officer and Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

          (b)     Reports  on  Form  8-K.

                    A report on Form 8-K dated April 19, 2004, reported the sale of APA Optics, Inc. optics manufacturing operations.

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