Form 10-Q
period 2004-09-30
APA OPTICS INC /MN/
filed 2004-11-05
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16106

                              APA ENTERPRISES, INC.
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

                         FORMER NAME:  APA OPTICS, INC.
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR END IF CHANGED SINCE LAST
                                     REPORT)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

                              Yes  [X]     No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes  [_]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class:                     Outstanding at November 3, 2004
       Common stock, par value $.01                   11,872,331

                                APA ENTERPRISES, INC.
                                       FORM 10Q
                                  TABLE OF CONTENTS

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . .   3
    CONSOLIDATED CONDENSED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . .   3
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . .   4
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . .   5
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. . . . . . . . . . . . .   6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . .  19
  ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . .  19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
  ITEMS 1 THROUGH 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                APA ENTERPRISES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                       September 30,     March 31,
                                                           2004            2004
                                                      ---------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   12,363,455   $ 13,544,910
  Accounts receivable, net of allowance for
  uncollectible accounts of $48,107 at September 30,
  2004 and $49,038 at March 31, 2004                       1,540,890      1,787,541
  Inventories                                              1,577,271      1,574,188
  Prepaid expenses                                           140,059        174,503
  Bond reserve funds                                          88,368        133,865
                                                      ---------------  -------------
Total current assets                                      15,710,043     17,215,007

Property, plant and equipment, net                         4,213,792      4,550,956

Other assets:
  Bond reserve funds                                         334,238        332,433
  Goodwill                                                 3,422,511      3,422,511
  Other                                                      490,692        562,609
                                                      ---------------  -------------
                                                           4,247,441      4,317,553
                                                      ---------------  -------------

Total assets                                          $   24,171,276   $ 26,083,516
                                                      ===============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    1,475,827   $  1,637,923
  Accounts payable                                           990,865      1,050,690
  Accrued compensation                                       586,281        645,293
  Accrued expenses                                           239,749        212,713
                                                      ---------------  -------------
Total current liabilities                                  3,292,722      3,546,619

Long-term debt                                               130,284        173,836

Shareholders' equity:
  Undesignated shares                                              -              -
  Preferred stock                                                  -              -
  Common stock                                               118,723        118,723
  Additional paid-in capital                              51,952,038     51,980,946
  Accumulated deficit                                    (31,322,491)   (29,736,608)
                                                      ---------------  -------------
Total shareholders' equity                                20,748,270     22,363,061
                                                      ---------------  -------------

Total liabilities and shareholders' equity            $   24,171,276   $ 26,083,516
                                                      ===============  =============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               APA ENTERPRISES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                 Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                            --------------------------  --------------------------

                                2004          2003          2004          2003
                            ------------  ------------  ------------  ------------
Revenues                    $ 3,668,068   $ 3,557,586   $ 7,355,786   $ 5,128,562

Costs and expenses:
  Cost of sales               2,885,804     3,358,169     5,972,647     5,230,034
  Research and                  220,595       210,861       411,803       408,964
  development
  Selling, general and        1,476,049     1,686,796     2,816,858     2,754,958
  administrative
                            ------------  ------------  ------------  ------------
                              4,582,448     5,255,826     9,201,308     8,393,956
                            ------------  ------------  ------------  ------------

Loss from operations           (914,380)   (1,698,240)   (1,845,522)   (3,265,394)

Gain on sale of operations            -             -       208,314             -
Other income                     57,062        31,502       104,256       108,087
Other expense                   (24,979)            -       (50,231)      (54,580)
                            ------------  ------------  ------------  ------------
                                 32,083        31,502       262,339        53,507
                            ------------  ------------  ------------  ------------

Loss before income taxes       (882,297)   (1,666,738)   (1,583,183)   (3,211,887)

Income taxes                        750           750         2,700         1,000
                            ------------  ------------  ------------  ------------

Net loss                    $  (883,047)  $(1,667,488)  $(1,585,883)  $(3,212,887)
                            ============  ============  ============  ============

Net loss per share:
  Basic and diluted              ($0.07)       ($0.14)       ($0.13)       ($0.27)
                            ============  ============  ============  ============

Weighted average shares
outstanding:
  Basic and diluted          11,872,331    11,872,331    11,872,331    11,872,331
                            ============  ============  ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    APA ENTERPRISES, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                      Six Months Ended
                                                                        September 30,
                                                                 --------------------------

                                                                     2004          2003
                                                                 ------------  ------------
OPERATING ACTIVITIES
Net loss                                                         $(1,585,883)  $(3,212,887)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
      Depreciation and amortization                                  471,791       451,852
      Stock based compensation                                       (28,908)       29,879
    Changes in operating assets and liabilities:
      Accounts receivable                                            246,651      (797,873)
      Inventories                                                     (3,083)     (145,819)
      Prepaid expenses and other                                      36,131       (99,956)
      Accounts payable and accrued expenses                          133,199       729,934
                                                                 ------------  ------------
Net cash used in operating activities                               (730,102)   (3,044,870)

INVESTING ACTIVITIES
Purchases of property and equipment                                 (289,397)     (234,176)
Acquisition of business                                                    -    (1,960,000)
Other                                                                      -        (7,375)
                                                                 ------------  ------------
Net cash used in investing activities                               (289,397)   (2,201,551)

FINANCING ACTIVITIES
Repayment of long-term debt                                         (205,648)     (340,028)
Increase in bond reserve funds                                        43,692         4,248
                                                                 ------------  ------------
Net cash used in financing activities                               (161,956)     (335,780)
                                                                 ------------  ------------

Decrease in cash and cash equivalents                             (1,181,455)   (5,582,201)

Cash and cash equivalents at beginning of period                  13,544,910    22,235,686
                                                                 ------------  ------------

Cash and cash equivalents at end of period                       $12,363,455   $16,653,485
                                                                 ============  ============

Noncash investing and financing activities
  Capital expenditure included in accounts payable               $  (225,000)            -

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


NOTE 2.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                          Three Months Ended          Six Months Ended
                                             September 30,              September 30,
                                      --------------------------  --------------------------

                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------
Numerator for basic and diluted net
loss                                  $  (883,047)  $(1,667,488)  $(1,585,883)  $(3,212,887)
                                      ============  ============  ============  ============

Denominator for basic and diluted
net loss per share- weighted-
  average shares outstanding           11,872,331    11,872,331    11,872,331    11,872,331
                                      ============  ============  ============  ============

Basic and diluted net loss per share       ($0.07)       ($0.14)       ($0.13)       ($0.27)
                                      ============  ============  ============  ============

Common stock options and warrants to purchase 873,742 and 1,014,197 shares of common stock with a weighted average exercise price of $6.65 and $6.70 were outstanding at September 30, 2004 and 2003, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.


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

                                  Original        Purchase        Revised
                               Purchase Price      Price      Purchase Price
                                 Allocation      Adjustment     Allocation
                               ---------------  ------------  ---------------
Accounts receivable            $       594,000  $    46,279   $       640,279
Inventory                              638,000      (13,944)          624,056
Property, plant and equipment          450,000      (49,186)          400,814
                               ---------------  ------------  ---------------
     Assets purchased                1,682,000      (16,851)        1,665,149
Goodwill                               278,000       16,851           294,851
                               ---------------  ------------  ---------------
     Purchase price            $     1,960,000  $         -   $     1,960,000
                               ===============  ============  ===============

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

                                                      Cables &
                                         Optronics    Networks    Eliminations    Consolidated
                                        -----------  ----------  --------------  --------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
  External sales                        $      149   $   3,623   $        (104)  $       3,668
  Cost of sales                                389       2,601            (104)          2,886
  Operating income (loss)                   (1,025)        111               -            (914)
  Depreciation and amortization                179          53               -             232
  Capital expenditures                           2          26               -              28
  Total assets                              24,056       7,506          (7,391)         24,171

THREE MONTHS ENDED SEPTEMBER 30, 2003
  External sales                        $       61   $   3,497               -   $       3,558
  Cost of sales                                680       2,678               -           3,358
  Operating loss                            (1,432)       (266)              -          (1,698)
  Depreciation and amortization                185          54               -             239
  Capital expenditures                          31         127               -             158
  Total assets                              28,428       7,652          (7,039)         29,041


SIX MONTHS ENDED SEPTEMBER 30, 2004
  External sales                        $      292   $   7,295   $        (231)  $       7,356
  Cost of sales                                961       5,243            (231)          5,973
  Operating income (loss)                   (2,062)        216               -          (1,846)
  Depreciation and amortization                364         108               -             472
  Capital expenditures                         236          53               -             289
  Total assets                              24,056       7,506          (7,391)         24,171

SIX MONTHS ENDED SEPTEMBER 30, 2003
  External sales                        $      122   $   5,014              (7)  $       5,129
  Cost of sales                              1,359       3,878              (7)          5,230
  Operating loss                            (2,796)       (469)              -          (3,265)
  Depreciation and amortization                368          84               -             452
  Capital expenditures                         101         133               -             234
  Total assets                              28,428       7,652          (7,039)         29,041


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

NOTE 6. STOCK BASED COMPENSATION

     The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company's stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company recognized compensation income of $15,446 and $28,908 for the three and six months ended September 30, 2004, and compensation expense of $29,879 for the three and six months ended September 30, 2003. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following three months ended:

                                    Three Months Ended          Six Months Ended
                                       September 30,              September 30,
                                -------------------------  --------------------------

                                   2004          2003          2004          2003
                                -----------  ------------  ------------  ------------

Net loss to common
shareholders - as reported      $ (883,047)  $(1,667,488)  $(1,585,883)  $(3,212,887)
Less: Total stock-based
employee compensation
expense  determined under
fair value based method for        (37,980)      (50,318)      (86,322)     (100,635)
all awards, net of related tax
effects
                                -----------  ------------  ------------  ------------
Net loss - pro forma            $ (921,027)  $(1,717,806)  $(1,672,205)  $(3,313,522)
                                ===========  ============  ============  ============

Basic and diluted net loss
per common share - as
reported                            ($0.07)       ($0.14)       ($0.13)       ($0.27)
Basic and diluted net loss
per common share - pro
forma                               ($0.08)       ($0.15)       ($0.14)       ($0.28)


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


OVERVIEW


     APA Enterprises, Inc., (formerly known as APA Optics, Inc.) consisting of the Optronics group and the Cables & Networks group, develops, designs, manufactures and markets fiber optics, copper and gallium nitride (GaN) based components and devices for industrial, commercial, consumer and scientific applications. Optronics is active in the development, design, manufacture and marketing of ultraviolet (UV) measurement instruments for consumers and industrial customers, and gallium nitride (GaN) based transistors for power amplifiers and other commercial applications. Cables & Networks designs, manufactures and markets a variety of fiber optic and copper components to the data communication and telecommunication industries. Both groups also source from third parties components and devices for direct and value-added sales to our customers in all these technology areas.

     Cables & Networks' internally manufactured products primarily include a broad line of standard and custom fiber optic cable assemblies, copper cable assemblies, optical components, value added fiber optic distribution frames, panels and modules. These products are manufactured at the Cables & Networks plant in Plymouth, Minnesota and Optronics' facility in Aberdeen, South Dakota, and marketed to broadband service providers, commercial data networks, and original equipment manufacturers. Cables & Networks acquired certain assets of Computer System Products, Inc. ("CSP") on March 14, 2003 and certain assets of Americable, Inc. ("Americable") on June 27, 2003. Several of the items discussed under "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result of these acquisitions.

     In January 2004 Optronics terminated its optics manufacturing in Blaine, Minnesota as described in Note 5. Additionally in January 2004 Optronics consolidated its fiber optics operations within Blaine. Optronics plans to continue to market and sell fiber optic products using mainly Cables & Network's sales team and channels. We outsource several components from third parties including passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

     Most companies in the communications industry have been affected by the slowdown in telecommunications equipment spending over the past several years. Decreased demand and competition have continued to put downward pressure on margins. This downward pressure is likely to continue and we will need to reduce operating costs and improve efficiencies to remain competitive in the marketplace.

     Optronic's consumer UV detection product, the SunUVTM Personal UV Monitor (PUVM, formerly SunWatch) continues in low volume production. We are shipping small quantities to retailers and catalog customers on an ongoing basis. The offshore manufacturer is maintaining a flow of product, but low yield caused primarily by mechanical and cosmetic issues has limited our ability to pursue larger orders from our distribution channels. High volume manufacturing is being addressed with the current supplier. We have selected another supplier for our PUVM's. Our goal is to qualify this supplier prior to the initiation of production runs. We anticipate production samples for qualification will be available during the early part of the fourth quarter of fiscal 2005.

     In addition to the UV consumer product line, Optronics has reconfigured its TrUVMeterTM for monitoring UV radiation printing and curing systems, which is a growing segment of the printing and coating industries. This reconfiguration involves detection and analysis of four light bands (all in the UV spectral range) using four separate detector assemblies, as compared to only one in the TrUVMeterTM. We have completed the design and major development tasks for this product, called Profiler M. We introduced the Profiler M at the Specialty Graphics and Imaging trade show held in Minneapolis in October 2004. Subsequently we have shipped test units for customer evaluation. Our plans call for integrating customers' feedback in the final configuration and initiating manufacturing of the Profiler M. We anticipate units will be available for sale during the fourth quarter of fiscal 2005.

     Optronics continues to develop transistors based on GaN/AlGaN (gallium nitride/aluminum gallium nitride) for base transceiver station power amplifier applications while assessing other commercialization opportunities. With assistance from outside foundries we are processing, packaging and testing transistors built from our material. Our plan is to continue characterizing demonstration power amplifiers built using AlGaN/GaN based transistors while qualifying the long term reliability of these devices.

     During the latter part of fiscal 2004 we purchased a multi-wafer (6 wafers, 2 inches in diameter) metal organic chemical vapor deposition (MOCVD) system to supply high performance epitaxial wafers for internal requirements as well as for other potential customers. Installation of this system will be completed within the third fiscal quarter of 2005 at a leased facility that provides state-of-the-art characterization equipment. Included in the reactor purchase was a quantity of wafers, grown at the vendor's application lab to APA's specifications. These wafers were grown to demonstrate the capability of the tool and to serve as a bridge until the reactor is brought on-line. These wafers are currently being processed and evaluated.

     We will be working with potential epi-wafer customers to initially qualify our material during the third quarter of fiscal 2004. This qualification process is dependent on the customer fabrication and testing schedule and typically ranges from several weeks to several months. We expect to work toward wafer supply agreements with these potential customers, leveraging our cutting edge material and fundamental patent position.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

     Consolidated revenues for the three months ended September 30, 2004 increased $110,482, or 3%, to $3,668,068 from $3,557,586 in 2003.

     Revenues at Cables & Networks were $3,622,735, compared to sales of $3,497,188 reported in the same quarter a year ago, an increase of 4%. Sales for the current quarter to broadband service provider and commercial data networks were $2,478,000 versus $2,031,000. The increase was due to revenue from additional customers in the Fiber-to-the-Home market. Sales to OEM's were $1,145,000 versus $1,466,000 in the year ago period. The decrease is due to a focus away from lower margin products as well as lower demand in the market. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. We anticipate revenues may decline slightly due to seasonality in the third quarter of fiscal 2005, consistent with the decline experienced by Cables & Networks during the prior year's quarter.

     Gross revenues at Optronics increased $88,796, or 147%, to $149,194 from $60,398 in the same quarter a year ago. Gross revenues for the second quarter ended reflect approximately $103,800 of sales to Cables & Networks for fiber optics products and subcontracted labor versus none in the comparable period
last  year.   These  sales  are  eliminated  as  intercompany  sales  in  the consolidated financials in each quarter. The net decrease in revenues for the quarter was due primarily to lower sales of fiber optics and optics products, offset by additional sales for foundry services.

COST OF SALES AND GROSS PROFIT

     Cables & Network's gross profit increased $202,445, or 25%, to $1,021,683 from $819,238. Gross margins as a percent of revenues increased from 23% to 28%. The increase in margins reflects reduced production costs in the current quarter for duplicate overhead and personnel costs absorbed in the prior year while operating and consolidating multiple facilities, as well as an increased focus on selling higher margin products.

      Gross cost of sales at Optronics decreased $291,606, or 43%, to $388,613 from $680,219. Gross cost of sales reflects approximately $103,800 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus none last year. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower material and production expenses related to the closure of the optics manufacturing line as well as lower personnel costs associated with cost reduction efforts.

      We anticipate comparable gross margins and cost of sales for Cables & Networks and Optronics for the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses were $220,595, relatively unchanged between periods. We expect research and development expenses to grow slightly in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE

     Consolidated S, G & A expenses decreased $210,747, or 12%, to $1,476,049 from $1,686,796 in 2003.

     Selling, general and administrative expenses at Cables & Networks decreased $174,391, or 16%, to $910,771 from $1,085,162. The majority of the decrease is attributable to the elimination of duplicate and one time expenses related to operating multiple facilities and consolidating them in the fiscal 2004 quarter, offset by slightly higher administration and professional costs.

     Selling, general and administrative expenses at Optronics decreased $36,356, or 6%, to $565,278 from $601,634. The decrease is due to lower personnel and related costs associated with cost reductions implemented over fiscal year 2004, offset slightly by higher professional fees.

INCOME  (LOSS)  FROM  OPERATIONS

     Consolidated losses from operations decreased $783,860, or 46%, to $914,380 from $1,698,240 in 2003.

     The income from operations at Cables & Networks was $110,912 versus a loss of $265,924 in the fiscal 2004 quarter. The increased income in the quarter was mainly the result of a combination of increased gross margins and the reduction in duplicate expenses relating to multiple facilities absorbed in the prior year period.

     The loss from operations at Optronics was $1,025,292, a decrease of $407,024, or 28%. The decrease in the loss is primarily the result of the cost reductions implemented over the prior fiscal year, mainly for personnel reductions and the elimination of the optics line of business. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

     Consolidated other income and expense increased $581 to $32,083 from $31,502.

     Other expense at Cables & Networks increased approximately $8,500 for interest expense due to a larger outstanding debt balance in the current period.

     Other income at Optronics increased $32,976 to $128,166. Interest income increased approximately $23,000 due to a higher outstanding debt balance due from Cables & Networks and higher amount earned on short term investments, while other income increased approximately $10,000 from facility rental.

NET INCOME (LOSS)

     Consolidated net loss for the quarter decreased $784,441, or 47%, to $883,047, or $.07 cents per share, from $1,667,488, or $.14 cents per share in the year ago period.

     Cables & Networks had net income of $37,160 in the quarter, compared to a loss of $331,103 in the year ago quarter. The increase reflects improved gross margins through reduced production costs and reduced S, G, & A expenses attributable to operating multiple facilities in the year ago period.

     Optronics recorded a net loss of $920,207, a decrease of $416,178, or 31%, from the loss of $1,336,385 reported in the same period of fiscal 2004. The decrease is due mainly to cost reductions implemented over the past year. While cost reductions implemented so far at Optronics will help lower the overall losses for the Company, achieving profitability in the future will strongly depend upon Optronic's ability to manufacture and market gallium-nitride products.

SIX MONTHS ENDED SEPTEMBER 30, 2004 VS. SIX MONTHS ENDED SEPTEMBER 30, 2003

     Consolidated revenues for the six months ended September 30, 2004 increased $2,227,224, or 43%, to $7,355,786 from $5,128,562 in 2003.

     Revenues at Cables & Networks increased $2,281,007, or 45% to $7,294,547 from $5,013,540. The increase is attributable to higher revenues in the first quarter of fiscal 2005 quarter generated by the acquisition from Americable, Inc., which occurred at the end of the first quarter of fiscal 2004. The Americable assets contributed no corresponding revenues for the first quarter of fiscal 2004. Sales to broadband service provider and commercial data networks were $4,961,000 or 68% of revenue, and sales to OEM's were $2,334,000, or 32% of revenue. This compares to 60% for broadband and commercial data networks and 40% for OEM's in the prior period. The change reflects higher demand in the Fiber-to-the-Home market, offset by lower demand from OEM's.

     Gross revenues at Optronics increased $169,496, or 139%, to $291,688 from $122,192 in the same period a year ago. Gross revenues reflect approximately
$230,000 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $7,100 last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter. The net decrease in revenues is due primarily to lower sales of fiber optics and optics products.

COST OF SALES AND GROSS PROFIT

     Cables & Network's gross profit increased $915,821, or 81%, to $2,051,623 from $1,135,802. The increase is mainly to higher margins generated in the first quarter of fiscal 2005 generated by the acquisition of Americable, Inc. Gross margins as a percent of revenues increased from 23% to 28%. The increase in margin percentage reflects reduced production costs for overhead and personnel costs absorbed in the prior year while operating and combining multiple facilities, as well as an increased focus on selling higher margin products.

      Gross cost of sales at Optronics decreased $399,294, or 29%, to $960,172 from $1,359,466. Gross cost of sales reflects $230,000 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $7,100 last year. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower material and production expenses related to the closure of the optics manufacturing line as well as lower personnel costs associated with cost reduction efforts.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses were $411,803, relatively unchanged between periods.

SELLING, GENERAL AND ADMINISTRATIVE

     Consolidated S, G & A expenses increased $61,900, or 2%, to $2,816,858 from $2,754,958 in 2003.

     Selling, general and administrative expenses at Cables & Networks increased $231,453, or 14%, to $1,836,030 from $1,604,577. The majority of the increase is attributable to expenses generated by the acquisition from Americable, Inc. which occurred at the end of the first quarter of fiscal 2004 and had no expenses in the fiscal 2004 first quarter.

     Selling, general and administrative expenses at Optronics decreased $169,553, or 15%, to $980,828 from $1,150,381. The decrease is due to lower personnel and related costs associated with cost reductions implemented over fiscal year 2004.

INCOME  (LOSS)  FROM  OPERATIONS

     Consolidated losses from operations decreased $1,419,872, or 43%, to $1,845,522 from $3,265,394 in 2003.

     The income from operations at Cables & Networks was $215,593 versus a loss of $468,775 in the year ago period. The increased income was mainly the result of a combination of increased revenues and gross margins as well as reductions in S, G, & A expenses relating to multiple facilities absorbed in the prior year.

     The loss from operations at Optronics was $2,061,115, a decrease of $735,504, or 26%. The decrease in the loss is primarily the result of the cost reductions implemented over the prior fiscal year, mainly for personnel reductions, and the elimination of the optics line of business.

OTHER INCOME AND EXPENSE

     Consolidated other income and expense increased $208,832 to $262,339 from $53,507.

      Higher income at Cables & Networks in fiscal 2004 was due to management fee income earned in relation to the acquisition from CSP. Interest expense at Cables & Networks increased $42,773. The increase is due to a larger outstanding debt balance mainly related to the acquisition of Americable late in the second quarter in fiscal 2004.

     Other income at Optronics increased $268,179, or 147%, to $451,035 from $182,856. The sale of the optics manufacturing operations in April 2004 and related facility income accounted for $230,000 of the increase. Interest income increased slightly due to a higher outstanding debt balance due from Cables &
Networks.  Interest  expense  was $45,662, relatively unchanged between periods.

NET INCOME (LOSS)

     Consolidated net loss decreased $1,627,004, or 51%, to $1,585,883, or $.13 cents per share, from $3,212,887, or $.27 cents per share in the year ago period.

     Cables & Networks had net income of $70,359 versus a loss of $548,482 in the year ago period. The increase reflects improved gross margins, mainly through reduced production costs, and reduced S, G, & A expenses attributable to operating multiple facilities in the prior year.

     Optronics recorded a net loss of $1,656,242, a decrease of $1,008,163, or 38%, from the loss of $2,664,405 reported in the same period of fiscal 2004. The decrease is due mainly to cost reductions relating to personnel implemented over the past year as well as the gain on sale of the optics manufacturing business and the elimination of its related expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months.

     Cash used in operating activities was $730,102 for the six month period ending September 30, 2004 compared to $3,044,870 used in the same period in fiscal 2004. The decrease in the cash used between the two periods reflects a decrease in loss from operations of $1,419,872, achieved by a combination of increased revenue and profitable operations at Cables & Networks and decreased costs at Optronics due to cost reduction efforts and a gain on the sale of the optics manufacturing business at Optronics in April 2004.

     We used net cash of $289,397 in investing activities for the six months ended September 30, 2004 compared to $2,201,551 used in the same period of the preceding fiscal year. The use of cash in the six months ended September 30, 2004 reflects capital expenditures mainly for production equipment at Optronics. For the six months ended September 30, 2003, $1,960,000 was used to purchase the assets of Americable, Inc. We anticipate approximately $600,000 to $800,000 in capital expenditures in fiscal 2005.

     Net cash used in financing activities for the six months ended September 30, 2004 totaled $161,956. We used $205,648 for the scheduled reduction of debt and generated $43,692 from the reduction of bond reserve funds. During the same period in fiscal 2004 we used $335,780 in financing activities, of which $340,028 was used for the scheduled reduction of debt and $4,248 was generated from the reduction of bond reserve funds.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                Less than                            After
                        Total     1 Year    1-3 years   4-5 years   5 years
                        ----------------------------------------------------
Long-term debt          $1,606  $    1,476  $       70  $       40  $     20
Leases                   1,285         527         730          28         -
                        ----------------------------------------------------

Total Contractual Cash
  Obligations           $2,891  $    2,003  $      800  $       68  $     20
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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we recorded a full valuation allowance of $11,075,084 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $27,899,000 which expire in fiscal years 2004 to 2024.

     Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

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

     The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through September 30, 2004.


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

     We have not been profitable since fiscal 1990. As of September 30, 2004, we had an accumulated deficit of $31.3 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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


                                     PART II

ITEMS 1 THROUGH 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of the Company was held on August 19, 2004. As of the record date, July 6, 2004, there were 11,872,331 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 10,506,044 shares of Common Stock (approximately 88% of the total issued and outstanding).

     (b) (1) The election of 5 directors to serve for one-year terms was approved. The individual results are as follows. There were no broker non-votes.

----------------------------------------------------------------------
                                             Voting Authority
      Name                Affirmative Votes      Withheld      Abstain
----------------------------------------------------------------------

----------------------------------------------------------------------
Anil K. Jain                     10,422,290            83,754        -
----------------------------------------------------------------------
Kenneth A. Olsen                 10,402,290           103,754        -
----------------------------------------------------------------------
John G. Reddan                   10,437,190            68,854        -
----------------------------------------------------------------------
Ronald G. Roth                   10,453,890            52,154        -
----------------------------------------------------------------------
Stephen L. Zuckerman, MD         10,452,290            53,754        -
----------------------------------------------------------------------

     (c) The change of company name to APA Enterprises, Inc. from APA Optics, Inc. was approved. The individual results are as follows. There were no broker non-votes.

---------------------------------------------
For Name Change  Against Name Change  Abstain
---------------------------------------------
10,380,245              92,344         30,544
---------------------------------------------

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.


               Exhibit  3.1  -  Restated  Articles  of Incorporation, as amended

               Exhibit  10.1  (c)  -  Lease Agreement with Jain-Olsen Properties

               Exhibit 10.9 (b) - Amendment of Sublease Agreement with Veeco Compound Semiconductor

               Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification required of Chief Executive Officer and Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002


     (b)    Reports on Form 8-K.

               None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APA ENTERPRISES, INC.


 11/5/04                                  /s/ Anil K. Jain
----------                                ----------------

   Date                                   Anil K. Jain
                                          President,
                                          Chief Executive Officer and Chief
                                          Financial Officer (Principal Executive
                                          and Principal Financial Officer)


 11/5/04                                  /s/ Daniel Herzog
----------                                -----------------

   Date                                   Comptroller
                                          (Principal Accounting Officer)