Form 10-Q
period 2004-12-31
APA Enterprises, Inc.
filed 2005-02-10
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004, or

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

                         FORMER NAME:  APA OPTICS, INC.
            (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR END)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirement for the past 90 days.

                                   Yes X   No
                                       --     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No X
                                       --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class:                        Outstanding at February 7, 2005
                                                 -------------------------------
        Common stock, par value $.01                      11,872,331

                              APA ENTERPRISES, INC.
                                     FORM 10Q
                                TABLE OF CONTENTS

PART I                                                                    3
ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .   3
  CONSOLIDATED CONDENSED BALANCE SHEETS . . . . . . . . . . . . . . . .   3
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . . . .   4
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . . . .   5
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS. . . . . . . . .   6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   9
RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . .  21
ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .  21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
ITEMS 1 THROUGH 5 . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  21

                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               APA ENTERPRISES, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)


                                                      December 31,     March 31,
                                                          2004           2004
                                                     --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                          $  11,772,849   $  13,544,910
  Accounts receivable, net of allowance for
  uncollectible accounts of $44,530 at December 31,
  2004 and $49,038 at March 31, 2004                     1,230,198       1,787,541
  Inventories                                            1,340,012       1,574,188
  Prepaid expenses                                         148,195         174,503
  Bond reserve funds                                        87,010         133,865
                                                     --------------  --------------
Total current assets                                    14,578,264      17,215,007

Property, plant and equipment, net                       3,968,103       4,550,956

Other assets:
  Bond reserve funds                                       335,668         332,433
  Goodwill                                               3,422,511       3,422,511
  Other                                                    514,331         562,609
                                                     --------------  --------------
                                                         4,272,510       4,317,553
                                                     --------------  --------------

Total assets                                         $  22,818,877   $  26,083,516
                                                     ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $   1,474,082   $   1,637,923
  Accounts payable                                         724,749       1,050,690
  Accrued compensation                                     438,931         645,293
  Accrued expenses                                         235,811         212,713
                                                     --------------  --------------
Total current liabilities                                2,873,573       3,546,619

Long-term debt                                             118,045         173,836

Shareholders' equity:
  Undesignated shares                                            -               -
  Preferred stock                                                -               -
  Common stock                                             118,723         118,723
  Additional paid-in capital                            51,959,537      51,980,946
  Accumulated deficit                                  (32,251,001)    (29,736,608)
                                                     --------------  --------------
Total shareholders' equity                              19,827,259      22,363,061
                                                     --------------  --------------

Total liabilities and shareholders' equity           $  22,818,877   $  26,083,516
                                                     ==============  ==============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               APA ENTERPRISES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                Three Months Ended           Nine Months Ended
                                    December 31,                December 31,
                            --------------------------  --------------------------
                                2004          2003          2004          2003
                            ------------  ------------  ------------  ------------
Revenues                    $ 3,305,299   $ 3,301,955   $10,661,085   $ 8,430,517

Costs and expenses:
  Cost of sales               2,704,159     3,314,468     8,676,806     8,544,502
  Research and                  314,151       248,128       725,954       657,092
  development
  Selling, general and        1,268,958     1,380,005     4,094,073     4,134,963
  administrative
                            ------------  ------------  ------------  ------------
                              4,287,268     4,942,601    13,496,833    13,336,557
                            ------------  ------------  ------------  ------------

Loss from operations           (981,969)   (1,640,646)   (2,835,748)   (4,906,040)

Gain on sale of operations            -             -       208,314             -
Other income                     84,952        39,781       197,465       146,478
Other expense                   (30,612)      (40,408)      (80,843)      (93,598)
                            ------------  ------------  ------------  ------------
                                 54,340          (627)      324,936        52,880
                            ------------  ------------  ------------  ------------

Loss before income taxes       (927,629)   (1,641,273)   (2,510,812)   (4,853,160)

Income taxes                        881         1,163         3,581         2,163
                            ------------  ------------  ------------  ------------

Net loss                    $  (928,510)  $(1,642,436)  $(2,514,393)  $(4,855,323)
                            ============  ============  ============  ============

Net loss per share:
  Basic and diluted              ($0.08)       ($0.14)       ($0.21)       ($0.41)
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
                            ============  ============  ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   APA ENTERPRISES, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                      Nine Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2004          2003
                                                                 ------------  ------------
OPERATING ACTIVITIES
Net loss                                                         $(2,514,393)  $(4,855,323)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
     Depreciation and amortization                                   734,563       688,182
     Stock based compensation                                        (22,065)      (26,336)
   Changes in operating assets and liabilities:
      Accounts receivable                                            557,343      (345,002)
      Inventories                                                    234,176      (367,478)
      Prepaid expenses and other                                      (2,095)     (124,441)
      Accounts payable and accrued expenses                         (284,205)      647,999
                                                                 ------------  ------------
Net cash used in operating activities                             (1,296,676)   (4,382,399)

INVESTING ACTIVITIES
Purchases of property and equipment                                 (299,373)     (558,545)
Acquisition of business                                                    -    (1,960,000)
Other                                                                      -        (7,376)
                                                                 ------------  ------------
Net cash used in investing activities                               (299,373)   (2,525,921)

FINANCING ACTIVITIES
Repayment of long-term debt                                         (219,632)     (351,702)
Decrease in bond reserve funds                                        43,620        64,801
                                                                 ------------  ------------
Net cash used in financing activities                               (176,012)     (286,901)
                                                                 ------------  ------------

Decrease in cash and cash equivalents                             (1,772,061)   (7,195,221)

Cash and cash equivalents at beginning of period                  13,544,910    22,235,686
                                                                 ------------  ------------

Cash and cash equivalents at end of period                       $11,772,849   $15,040,465
                                                                 ============  ============

Noncash investing and financing activities
   Capital expenditure included in accounts payable              $   225,000   $         -
   Net assets held for sale                                           28,008        57,564

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2004.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.


NOTE 2.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                         Three Months Ended            Nine Months Ended
                                             December 31,                December 31,
                                      --------------------------  ----------------------
                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------
Numerator for basic and diluted net
  loss                                $  (928,510)  $(1,642,436)  $(2,514,393)  $(4,855,323)
                                      ============  ============  ============  ============
Denominator for basic and diluted
  net loss per share- weighted-
  average shares outstanding           11,872,331    11,872,331    11,872,331    11,872,331
                                      ============  ============  ============  ============

Basic and diluted net loss per share       ($0.08)       ($0.14)       ($0.21)       ($0.41)
                                      ============  ============  ============  ============


Common stock options and warrants to purchase 879,327 and 1,008,697 shares of common stock with a weighted average exercise price of $6.62 and $6.67 were outstanding at December 31, 2004 and 2003, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.


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

                                    Original        Purchase        Revised
                                 Purchase Price      Price      Purchase Price
                                   Allocation      Adjustment     Allocation
                                 -------------------------------------------------
Accounts receivable              $       594,000  $       46,279   $       640,279
Inventory                                638,000         (13,944)          624,056
Property, plant and equipment            450,000         (49,186)          400,814
                                 ---------------  ---------------  ---------------
               Assets purchased        1,682,000         (16,851)        1,665,149
Goodwill                                 278,000          16,851           294,851
                                 ---------------  ---------------  ---------------
               Purchase price    $     1,960,000  $            -   $     1,960,000
                                 ===============  ===============  ===============

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

                                                          Cables &
                                          Optronics       Networks      Eliminations    Consolidated
                                       --------------  --------------  --------------  --------------
THREE MONTHS ENDED DECEMBER 31, 2004
  External sales                       $       97      $        3,301  $         (93)  $       3,305
  Cost of sales                               339               2,458            (93)          2,704
  Operating income (loss)                    (996)                 14              -            (982)
  Depreciation and amortization               199                  64              -             263
  Capital expenditures                          5                   5              -              10
  Total assets                             23,092               7,106         (7,379)         22,819

THREE MONTHS ENDED DECEMBER 31, 2003
  External sales                       $       99   $           3,239            (36)  $       3,302
  Cost of sales                               790               2,561            (36)          3,315
  Operating loss                           (1,307)               (334)             -          (1,641)
  Depreciation and amortization               182                  54              -             236
  Capital expenditures                        309                  15              -             324
  Total assets                             27,029               7,456         (7,186)         27,299

NINE MONTHS ENDED DECEMBER 31, 2004
  External sales                       $      389      $      10,595   $        (323)  $      10,661
  Cost of sales                             1,299              7,701            (323)          8,677
  Operating income (loss)                  (3,058)               222               -          (2,836)
  Depreciation and amortization               563                172               -             735
  Capital expenditures                        241                 58               -             299
  Total assets                             23,092              7,106          (7,379)         22,819

NINE MONTHS ENDED DECEMBER 31, 2003
  External sales                       $      222      $       8,253             (44)  $       8,431
  Cost of sales                             2,150              6,439             (44)          8,545
  Operating loss                           (4,104)              (802)              -          (4,906)
  Depreciation and amortization               551                137               -             688
  Capital expenditures                        410                149               -             559
  Total assets                             27,029              7,456          (7,186)         27,299


NOTE 5. SALE OF OPTICS MANUFACTURING OPERATIONS

In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the 4th quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the City of Aberdeen, South Dakota, which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004.

NOTE  6.  NET ASSETS HELD FOR SALE

          In conjunction with the startup of the Company's new MOCVD semi-conductor machine in the third quarter of fiscal 2005, the Company shut down its former MOCVD systems. The Company identified certain assets related to its former systems and effective December 31, 2004, listed their book value as of that date as held for sale. The book value amount, which has been determined to be approximately $28,000, was reclassified and moved from Property, Plant and Equipment and is included within Other Assets on the Balance Sheet. The Company has a total of approximately $73,000 in net book value of assets held for sale classified in Other Assets.

NOTE 7. STOCK BASED COMPENSATION

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company's stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company recognized compensation expense of $6,843 for the three months ended December 31, 2004 and compensation income of $22,065 for the nine months ended December 31, 2004, versus income of $56,215 and $26,336 for the three and nine months ended December 31, 2003. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following three and nine months ended:

                                          Three Months Ended          Nine Months Ended
                                            December 31,                 December 31,
                                     --------------------------  --------------------------
                                         2004          2003          2004          2003
                                     ------------  ------------  ------------  ------------
     Net loss to common
     shareholders - as reported      $  (928,510)  $(1,642,436)  $(2,514,393)  $(4,855,323)
     Less: Total stock-based
     employee compensation
     expense  determined under
     fair value based method for         (38,539)      (50,318)     (124,861)     (150,952)
     all awards, net of related tax
     effects
                                     ------------  ------------  ------------  ------------
     Net loss - pro forma            $  (967,049)  $(1,692,754)  $(2,639,254)  $(5,006,275)
                                     ============  ============  ============  ============

     Basic and diluted net loss
     per common share - as
     reported                             ($0.08)       ($0.14)       ($0.21)       ($0.41)
     Basic and diluted net loss
     per common share - pro
     forma                                ($0.08)       ($0.14)       ($0.22)       ($0.42)


NOTE 8. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective July 1, 2005. Management believes it will have a significant impact due to the Company's use of options as employee incentives, but has not yet determined the impacts.

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

     Optronics' consumer UV detection product, the SunUVTM Personal UV Monitor (PUVM, formerly SunWatch) continues in production with a major focus on qualifying a second offshore manufacturer. A second manufacturer has been engaged and is currently determining how to resolve the cosmetic and mechanical quality issues that have impacted product deliveries from our current supplier. We anticipate production samples from the second supplier will be available for qualification during the first quarter of fiscal 2006. The present manufacturer is supplying sufficient quantities for low volume sales activities. APA has also obtained the "CE" designation which is necessary for the product to be sold in Europe.

     APA's new 4-band "Profiler M" radiometer for the printing and UV curing industries was introduced to the market at the Specialty Graphics and Imaging trade show held in Minneapolis in October 2004. The major product design and development tasks are complete. A first phase of field tests with prospective customers has also been completed and feedback from the tests are being incorporated in the design. Marketing and sales activities have focused on industrial sales prospects, setting up domestic and international distributors, and identifying new sales opportunities with suppliers and manufacturers of UV coating products. We anticipate units will be available for sale during the fourth quarter of fiscal 2005.

     Optronics continues to develop transistors based on GaN/AlGaN (gallium nitride/aluminum gallium nitride) for commercial opportunities including base transceiver station power amplifiers. With assistance from outside foundries we are processing, packaging and testing transistors built from our material. Our plan is to continue developing demonstration power amplifiers using AlGaN/GaN based transistors while qualifying the long term reliability of these devices.

     Installation of our multi-wafer metal organic chemical vapor deposition (MOCVD) system was completed in the latter part of the third quarter of fiscal 2005. We are currently working with potential epi-wafer customers to qualify our material. We expect to work toward wafer supply agreements with these potential customers, leveraging our cutting edge material and fundamental patent position. We are also processing wafers grown in the newly installed system to continue our power amplifier development efforts. Whereas this epi-layer capability will result in epi-wafer sales, we anticipate that this will also help in establishing a team for joint development, manufacturing and marketing of power amplifiers for cell phone base station application.

     The Company continues to seek and expand its supplier base in Asia, mainly due to significantly lower manufacturing costs. Additionally, the Company has taken preliminary steps to establish an off-shore manufacturing and sales entity in India to take advantage of lower manufacturing costs and evolving fiber optic communication markets in Asia.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2004 VS. THREE MONTHS ENDED DECEMBER 31, 2003

     Consolidated revenues for the three months ended December 31, 2004 were $3,305,299 as compared to $3,301,955 in 2003, relatively unchanged between periods.

     Revenues at Cables & Networks were $3,300,965, compared to sales of $3,239,275 reported in the same quarter a year ago, an increase of 2%. Sales were affected by seasonality in the third quarter. Sales for the current quarter to broadband service provider and commercial data networks were $2,186,000 versus $2,035,000 in the prior year quarter. The increase was primarily due to an increase in revenue from customers in the Fiber-to-the-Home market. Sales to OEM's were $1,115,000 versus $1,204,000 in the year ago period. The decrease is due to a focus away from lower margin products as well as lower demand from some OEM's. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. We anticipate revenues will remain consistent in the fourth quarter of this year due to further anticipated decline in demand from OEM's principally serving the semi-conductor industry along with seasonality typically experienced within the telecom industry in the winter months.

     Gross revenues at Optronics decreased $2,075, or 2%, to $97,031 from $99,106 in the same quarter a year ago. Gross revenues for the third quarter ended reflect approximately $93,000 of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $36,000 in the comparable period last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter. The net decrease in revenues for the quarter was due primarily to lower sales of consumer GaN and optics products.

COST OF SALES AND GROSS PROFIT

     Cables & Network's gross profit increased $164,824, or 24%, to $843,193 from $678,369. Gross margins as a percent of revenues increased from 21% to 26%. The increase in margins reflects lower production costs in the current quarter for personnel reduced over the past several quarters to accommodate demand and outsourcing efforts, as well as an increased focus on selling higher margin products.

     Gross cost of sales at Optronics decreased $450,904, or 57%, to $339,084 from $789,988. Gross cost of sales reflects approximately $93,000 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $36,000 in the last year period. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower material and production expenses related to the closure of the optics manufacturing line, lower personnel costs associated with cost reduction efforts, and lower obsolescence charges due to a large write-off of fiber optic equipment in the prior year period.

      We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the fourth quarter.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses increased $66,023 to $314,151, from $248,128 in the prior year period. The increase is due mainly to rent and depreciation expenses associated with the installation and startup of a new semiconductor machine purchased in 2003 which is being housed at an outside facility.

SELLING, GENERAL, AND ADMINISTRATIVE

     Consolidated S, G, & A expenses decreased $111,047, or 8%, to $1,268,958 from $1,380,005 in 2003.

     Selling, general, and administrative expenses at Cables & Networks decreased $183,257, or 18%, to $828,809 from $1,012,066. The majority of the decrease is attributable to lower personnel costs within selling expenses due to reduced staff levels from last year's period, offset by slightly higher administration and professional costs.

     Selling, general and administrative expenses at Optronics increased $72,210, or 20%, to $440,149 from $367,939. The increase is due to additional facility expenses reclassed to S, G, & A this year which were absorbed in cost of sales in the prior year period along with slightly higher expenses associated with India development expenses.

INCOME (LOSS) FROM OPERATIONS

     Consolidated losses from operations decreased $658,677, or 40%, to $981,969 from $1,640,646 in 2003.

     The income from operations at Cables & Networks was $14,384 versus a loss of $333,697 in the fiscal 2004 quarter. The increased income in the quarter was mainly the result of a combination of increased gross margins achieved through higher margin sales and reduced production costs as well as lower personnel costs within S, G&A in the current period.

     The loss from operations at Optronics was $996,353, a decrease of $310,596, or 24%. The decrease in the loss is primarily the result of the cost reductions implemented over the prior fiscal year, mainly for personnel reductions and the elimination of the optics line of business. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

     Consolidated other income and expense increased $54,967 to $54,340 from a loss of $627 in 2003.

     Other expense at Cables & Networks increased $14,912, primarily for interest expense due to a larger outstanding debt balance in the current period.

     Other income at Optronics increased $69,879 to $133,226. Interest income increased approximately $47,000 due to a higher outstanding debt balance due from Cables & Networks and higher amount earned on short term investments, while other income increased approximately $9,000 from facility rental.

NET LOSS

     Consolidated net loss for the quarter decreased $713,926, or 43%, to $928,510, or $.08 cents per share, from $1,642,436, or $.14 cents per share in the year ago period.

     Cables & Networks had a net loss of $65,133 in the quarter, compared to a loss of $398,275 in the year ago quarter. The increase reflects improved gross margins through reduced production costs and reduced S, G, & A expenses attributable to lower personnel staffing levels than the year ago period.

     Optronics recorded a net loss of $863,377, a decrease of $380,784, or 31%, from the loss of $1,244,161 reported in the same period of fiscal 2004. The decrease is due mainly to cost reductions implemented over the past year. While cost reductions implemented so far at Optronics will help lower the overall losses for the Company, achieving profitability in the future will strongly depend upon Optronic's ability to manufacture and market gallium-nitride products.

NINE MONTHS ENDED DECEMBER 31, 2004 VS. NINE MONTHS ENDED DECEMBER 31, 2003

     Consolidated revenues for the nine months ended December 31, 2004 increased $2,230,568, or 26%, to $10,661,085 from $8,430,517 in 2003.

     Revenues at Cables & Networks increased $2,342,697, or 28% to $10,595,512 from $8,252,815. The increase is attributable to higher revenues in the first quarter of fiscal 2005 generated by the acquisition from Americable, Inc., which occurred at the end of the first quarter of fiscal 2004. The Americable assets contributed no corresponding revenues for the first quarter of fiscal 2004. Sales to broadband service provider and commercial data networks were $7,147,000 or 67% of revenue, and sales to OEM's were $3,449,000, or 33% of revenue. This compares to 61% for broadband and commercial data networks and 39% for OEM's in the prior period. The change reflects an increased acceptance of the Company's products within the Fiber-to-the-Home market, offset by lower demand from some OEM customers.

     Gross revenues at Optronics increased $167,421, or 76%, to $388,719 from $221,298 in the same period a year ago. Gross revenues reflect approximately
$323,000 of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $44,000 last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter. The net decrease in revenues is due primarily to lower sales of fiber optics combined with no sales of optics products, due to this product line being sold in April 2004.

COST OF SALES AND GROSS PROFIT

     Cables & Network's gross profit increased $1,080,645, or 60%, to $2,894,816 from $1,814,171. The increase is due mainly to higher margins generated in the first quarter of fiscal 2005 generated by the acquisition from Americable, Inc. Gross margins as a percent of revenues increased from 22% to 27%. The increase in margin percentage reflects reduced production costs for overhead and personnel costs absorbed in the prior year while operating and combining multiple facilities and continued focus on selling higher margin products.

      Gross cost of sales at Optronics decreased $850,198, or 40%, to $1,299,256 from $2,149,454. Gross cost of sales reflects approximately $323,000 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $44,000 last year. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower material and production expenses related to the closure of the optics manufacturing line, lower personnel costs associated with cost reduction efforts in other product lines, and lower obsolescence charges.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses increased $68,862 to $725,954 from $657,092 in the prior year period. The increase reflects rental and depreciation costs absorbed beginning in the third quarter associated with the start up costs of operating a new semiconductor machine acquired in late 2003.

SELLING, GENERAL, AND ADMINISTRATIVE

     Consolidated S, G, & A expenses decreased $40,890 to $4,094,073 from $4,134,963 in 2003.

     Selling, general, and administrative expenses at Cables & Networks increased $56,453, or 2%, to $2,673,096 from $2,616,643. The majority of the increase is attributable to expenses generated by the acquisition from Americable, Inc. which occurred at the end of the first quarter of fiscal 2004 and had no expenses in the fiscal 2004 first quarter.

     Selling, general, and administrative expenses at Optronics decreased $97,343, or 6%, to $1,420,977 from $1,518,320. The decrease is due to lower personnel and related costs associated with cost reductions implemented over fiscal year 2004.

INCOME (LOSS) FROM OPERATIONS

     Consolidated losses from operations decreased $2,070,292, or 42%, to $2,835,748 from $4,906,040 in 2003.

     The income from operations at Cables & Networks was $221,720 versus a loss of $802,472 in the year ago period. The increased income was mainly the result of a combination of increased revenues and gross margins as well as reductions in production and S, G, & A expenses relating to multiple facilities absorbed in the prior year.

     The loss from operations at Optronics was $3,057,468, a decrease of $1,046,100, or 26%. The decrease in the loss is primarily the result of the cost reductions implemented over the prior fiscal year, mainly for personnel reductions, and the elimination of the optics line of business.

OTHER INCOME AND EXPENSE

     Consolidated other income and expense increased $272,056 to $324,936 from $52,880.

      Higher income at Cables & Networks in fiscal 2004 was due to management fee income earned in relation to the acquisition from CSP. Interest expense at Cables & Networks increased $57,244. The increase is due to a larger outstanding debt balance mainly related to the acquisition of Americable late in the second quarter in fiscal 2004.

     Other income at Optronics increased $323,427, or 114%, to $607,091 from $283,664. The sale of the optics manufacturing operations in April 2004 and related facility income accounted for $240,000 of the increase. Interest income increased approximately $85,000 due to a higher outstanding debt balance due from Cables & Networks and increased earnings on cash investments. Interest expense decreased approximately $6,000 to $68,000.

NET INCOME (LOSS)

     Consolidated net loss decreased $2,340,930, or 48%, to $2,514,393, or $.21 cents per share, from $4,855,323, or $.41 cents per share in the year ago period.

     Cables & Networks had net income of $5,226 versus a loss of $946,757 in the year ago period. The increase reflects additional revenue, improved gross margins mainly through reduced production costs, reduced S, G, & A expenses attributable to operating multiple facilities in the prior year, along with reduced staffing levels.

     Optronics recorded a net loss of $2,519,619, a decrease of $1,388,947, or 36%, from the loss of $3,908,566 reported in the same period of fiscal 2004. The decrease is due mainly to cost reductions relating to personnel implemented over the past year as well as the gain on sale of the optics manufacturing business and the elimination of its related expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months.

     Cash used in operating activities was $1,296,676 for the nine month period ending December 31, 2004 compared to $4,382,399 used in the same period in fiscal 2004. The decrease in the cash used between the two periods reflects a decrease in loss from operations of $2,340,930, achieved by a combination of increased revenue and profitable operations at Cables & Networks and decreased costs at Optronics due to cost reduction efforts and a gain on the sale of the optics manufacturing business at Optronics in April 2004.

     We used net cash of $299,373 in investing activities for the nine months ended December 31, 2004 compared to $2,525,921 used in the same period of the preceding fiscal year. The use of cash in the nine months ended December 31, 2004 reflects capital expenditures mainly for production equipment at Optronics. For the nine months ended December 31, 2003, $1,960,000 was used to purchase the assets of Americable, Inc. We anticipate a total of approximately $400,000 to $600,000 in capital expenditures in fiscal 2005.

     Net cash used in financing activities for the nine months ended December 31, 2004 totaled $176,012. We used $219,632 for the scheduled reduction of debt and generated $43,620 from the reduction of bond reserve funds. During the same period in fiscal 2004 we used $286,901 in financing activities, of which $351,702 was used for the scheduled reduction of debt and $64,801 was generated from the reduction of bond reserve funds.

     We believe we have sufficient funds for operations for at least the next twelve months.

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                       Less than                           After
                             Total      1 Year    1-3 years   4-5 years   5 years
                        ---------------------------------------------------------
Long-term debt          $    1,592  $    1,474  $       58  $       40  $     20
Leases                       1,320         494         570         231        25
                        --------------------------------------------------------

Total Contractual Cash
Obligations             $    2,912  $    1,968  $      628  $      271  $     45
                        ========================================================


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

Revenue Recognition
-------------------

     Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, acceptance by the customer is reasonably certain and collection is probable.

Accounting for Income Taxes
---------------------------

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

     The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through December 31, 2004.


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

     We have not been profitable since fiscal 1990. As of December 31, 2004, we had an accumulated deficit of $32.3 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of technology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We will apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

     We rely on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

Our business will suffer if we are unable to protect our patents or our proprietary rights.

     Our success depends to a significant degree upon our ability to develop proprietary products. However, patents may not be granted on any of our pending patent applications in the United States or in other countries. In addition, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. Furthermore, our issued patents or patents licensed to us could potentially be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

Intellectual property litigation could harm our business.

     It is possible that we may have to defend our intellectual property rights in the future. In the event of an intellectual property dispute, we may be forced to litigate or otherwise defend our intellectual property assets. Disputes could involve litigation or proceedings declared by the United States Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and this expense, as well as the consequences should we not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology we use, we might be forced to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to such intellectual property on favorable terms, if at all.

Litigation or third party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products.

     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems, and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

     Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.

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

                                    APA ENTERPRISES, INC.


2/10/05                                             /s/ Anil K. Jain
--------                                             ----------------
   Date                                                 Anil K. Jain
                                                        President,
                                                        Chief Executive Officer
                                                        and Chief Financial
                                                        Officer (Principal
                                                        Executive and Principal
                                                        Financial Officer)


2/10/05                                             /s/ Daniel Herzog
-------                                             -----------------

   Date                                                 Comptroller
                                                        (Principal Accounting
                                                        Officer)