Form 10-K
period 2005-03-31
APA Enterprises, Inc.
filed 2005-06-28
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2005.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from                to              .
                                         ------------      ------------

                         COMMISSION FILE NUMBER 0-16106

                              APA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)


            MINNESOTA                                             41-1347235
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

     [_] YES     [X] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     [_] YES     [X] NO

     The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $19,114,453.

     The number of shares of common stock outstanding as of June 17, 2005 was 11,872,331.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our proxy statement for the annual shareholders meeting to be held in August 2005 are incorporated by reference into Part III.

                              APA ENTERPRISES, INC.
                            ANNUAL REPORT ON FORM 10K
                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . 17
ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 17
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 18
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES . . . . . 18
ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . 18
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . 19
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . 26
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . 27
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . 47
ITEM 9A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 48
ITEM 9B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 48
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . 48
ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 48
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS . . . . . . . . . 48
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 49
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . 49
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES . . . . . . . . . 50
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS. . . . . . . . . . . . . 52
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON
            SCHEDULE . . . . . . . . . . . . . . . . . . . . . . . . . . 53
EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 54

                                     PART I

ITEM 1.     BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS.

     APA Enterprises, Inc. ("APA" or the "Company"), formerly APA Optics, Inc., is a Minnesota corporation which was founded in 1979. Our corporate headquarters is located at 2950 84th Lane N.E., Blaine, MN and our corporate website is www.apaenterprises.com. The information available on our website is not part of
----------------------
this  Report.

     Since the founding of the Company, we have focused on leading edge research in gallium nitride (GaN), sophisticated optoelectronics, and optical systems, with the primary goal of developing advanced products for subsequent fabrication and marketing. Based on this research we have developed multiple products including fiber optic components for metro and access communications networks, a range of GaN based devices, and precision optical products. We believe that gallium nitride based devices have significant potential markets and we have developed specific expertise and/or patent positions relevant to them. During fiscal year 2004 we ceased the design and manufacturing of precision optical components due to intense competition from Asian manufacturers primarily based on lower labor rates and sold this product line in April 2004 (see Note C to the Consolidated Financial Statements included in Item 8 of this Report). The Company acquired the assets of two companies in calendar 2004 and has deployed them in a wholly owned subsidiary of the Company known as APA Cables and Networks, Inc. ("APACN"). APACN is a manufacturer and seller of telecommunications equipment.

     In fiscal year 2005 we formed a wholly-owned subsidiary in India, APA Optronics (India) Private Limited ("APA India"), to take advantage of lower manufacturing costs in India. While the prime focus of the subsidiary will be support of manufacturing activities across the Company's products, it will also support other business activities, including software development. The Company will be constructing a larger facility in India in order to accommodate current and future needs of APA India.

     In addition to manufacturing and marketing products, we are actively seeking to license certain portions of our intellectual property portfolio related to GaN. While we have had discussions with multiple companies, we have not entered into any license arrangements as of the date of this Report. Markets for electronic devices made from these materials are evolving rapidly and we expect several companies to release prototype and qualified devices this calendar year, including applications for GaN based transistors for cell phone base stations.

     The Company reports its operations activities in two segments, Optronics (comprising the activities in Blaine, Minnesota, Aberdeen, South Dakota and India) and APACN (comprising the activities in Plymouth, Minnesota).

     APACN focuses on custom-engineered products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home ("FTTH") marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers ("OEM's"). In June 2003, APACN purchased the assets of Americable, Inc. These assets have been integrated with assets and operations acquired in March 2003 from Computer System Products, Inc. ("CSP"). The Americable acquisition allowed APACN to add its own brand of fiber distribution equipment to its full-line of standard and custom copper and fiber optic cable assemblies for broadband service providers and OEM's. The Americable acquisition diversified our product offerings, expanded our opportunities for cross-selling our products to former CSP and Americable customers, and enabled us to offer a more complete technology solution to all of our customers. To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEM's who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception two years ago.

     APACN attained profitability in fiscal 2005 through a combination of increased focus on higher margin products, improved component costs, and continued consolidation of the acquisitions which resulted in lower personnel costs and more efficient operations.

     Optronics continues to focus upon Gallium Nitride (GaN) related activities.

     Additional information regarding operations in the segments is set forth in Note N in the Notes to the Consolidated Financial Statements under Item 8 herein.

DESCRIPTION  OF  BUSINESS  -  OPTRONICS  SEGMENT

     Optronics develops, manufactures and markets advanced products for UV (ultraviolet) detection, nitride epitaxial layers and wide band-gap transistors. These operations began with the inception of the Company in 1979 and are located principally in our facility in Blaine, Minnesota. The Aberdeen facility provides manufacturing support for APACN operations. Certain products are purchased from contract manufacturers.

Products

Our current products are described below.

     -    Fiber  Optics  Components - Our fiber optics activities are limited to
          -------------------------
          specification, procurement and testing of various fiber optics components including planar waveguide lightwave circuit optical splitters for FTTH networks; thin film wavelength division multiplexer ("WDM") components for use in Cable TV, telecommunications and free space optics systems. We market and sell most of these components mainly through the sales channels of APACN.

     -    Ultraviolet  (UV)  Detector-Based  Products  We  currently manufacture
          -------------------------------------------
          value-added products built around UV detectors fabricated by Optronics and procured externally. These products are:

          -    SunUV(R)  Personal  UV  Monitor  The SunUV(R) Personal UV Monitor
               -------------------------------
               (formerly, SunUVWatch(R)) is a personal ultraviolet (UV) radiation monitor that also incorporates a time/day/date function. It detects UV radiation that is hazardous to human health. It keeps track of the total UV exposure of the user and estimates a maximum exposure time according to government guidelines based on skin type and widely-accepted research on UV exposure limits. The product has been introduced and is being sold through retail channels, catalogs and Internet sites in the USA and Europe.

               Sales have been limited due mainly to manufacturing issues. We have now resolved the manufacturing issues with the plastic models and will be focusing upon the sales of these models. The metal units remain in low volume production while we continue to work with our current vendor as well as seek alternate suppliers. In order to serve the market needs, we are developing an additional clip-on plastic model without changing the functionality of the key components, based upon the core competencies of our current supplier. We anticipate introduction of this model during the second quarter of fiscal year 2006.

               In addition to the Personal UV Monitor, we continue to explore developing additional UV detection products for the consumer market to enhance our product offerings in this area. The personal monitor is a watch-sized device designed to be carried and used by an individual. An instrument designed to provide the UV Index to multiple persons in a larger area is one of the concepts being pursued.

          -    Industrial  UV  Meter  Optronics'  new  4-band  "Profiler  M"
               ---------------------
               radiometer, created for the printing and coating industries that use UV curing, was announced to the market in October 2004 and is now in production. Production units became available shortly after the end of the 4th quarter of fiscal 2005. This instrument measures the intensity and distribution of four UV bands inside curing chambers. This information is important to the setup and monitoring of the curing process. Data from the instrument can be transferred to a computer for analysis using special software supplied as part of the purchase. A series of field tests performed in the last quarter of fiscal year 2005 by UV curing equipment makers and others working in this field produced very positive feedback. Marketing and sales activities for the Profiler M are now focused on setting up domestic and international distributors, and we anticipate that an initial group of distributors will be in place by the end of the first quarter of fiscal 2006. Supporting marketing activities include exhibiting at trade shows for the industry and participation in technical conferences and journals that can showcase the advantages of the Profiler M.

          Research and development efforts at Optronics are currently focused on the products described below.

     Compound Semiconductor Electronic Devices In the 3rd quarter of fiscal year
     -----------------------------------------
     2005 we completed the installation and startup of our multiwafer (6 wafers, 2 inches in diameter) Metal Organic Chemical Vapor Deposition System (MOCVD). This system is located in a leased facility that provides state-of-the-art electrical, optical, and structural characterization capability. The commissioning of the system has enabled us to phase out the crystal growth work in the Blaine facility, satisfying our internal wafer demand, while providing additional capability for external epi foundry work. This approach eliminated potential leasehold improvement costs and characterization equipment acquisition expenses which would have been required to locate the system in our Blaine plant. Currently, our new MOCVD system is providing us with state-of-the-art epitaxial layers on 2-inch substrates. We have also made modifications in the system to grow epitaxial layers on 3-inch substrates.

          We are currently sampling epi wafers to several potential customers and are actively discussing opportunities to leverage our intellectual property position through joint development work and licensing. We are working to use our core capability and continue to build our intellectual property position in order to align ourselves with those having complementary capability in this area. This should allow us to apply our core expertise in return for products that enable our development of high performance, high power amplifiers. Transistors made from the materials that we are growing have the potential to simplify amplifier architecture, dramatically improve amplifier efficiency, and increase bandwidth and power of cellular base station and military system power amplifiers while decreasing overall cost.

          We continue to develop products in this area by fully utilizing our internal capabilities while working with other interested companies for development, manufacturing and marketing. These interested companies have provided vital feedback showing Optronic's epi material quality in line with our expectations and among the industry's best. We have continued to work with others to better characterize requirements for reliable transistor build. Opportunities to team with other companies in submission of government contract proposals are being evaluated based on relevance to our long term strategic interests.

Marketing  and  Distribution

     We market dense wavelength division multiplexer ("DWDM") products through our APACN sales channels. Additionally, we use manufacturer's representatives and distributors domestically. We do not currently maintain a large internal sales force. We have one sales person dedicated to the SunUV(R) Personal UV Monitor and we also maintain product information on our website.

Competition

     The optoelectronics and compound semiconductor electronic device markets are evolving rapidly and, therefore, the competitive landscape changes continually. The opportunities presented by these markets have fostered a highly competitive environment. This competition has resulted in price reductions and lower profit margins for the companies serving this market. Many of the companies engaged in these businesses are well financed and have significantly greater research, development, production, and marketing resources than we do. Some of these companies have long operating histories, well-established distribution channels, broad product offerings and extensive customer bases. Our ability to compete with these companies across our product lines will depend largely on the performance of our devices, our ability to innovate and develop competitive solutions for our customers, our intellectual property, our ability to convince customers to adopt our technology early in their design cycle, and our ability to control costs.

     Competitors for our DWDM products include Scientific Atlanta, C-Cor, Harmonic, and Motorola.

     We are not aware of any companies currently marketing a personal UV monitor with a combination of features, style and packaging equivalent to ours, although there are other manufacturers of this type of product in the United States, Japan and Korea.

     Electronic Instrumentation and Technology, Inc. ("EIT"), Apprise Technologies and International Light offer UV curing control instruments that perform similar functions to the Profiler M, although we believe that our product will offer a superior combination of features and price. Newport, Melles-Griot and Oriel offer scientific UV meters, some offering GaN detectors as an option. A number of firms offer lower-performance, lower-cost UV meters for industrial applications.

     Competitors for GaN/AlGaN transistors, which are currently in the R&D phase at Optronics, include Cree, Inc., Nitronex Corporation, Emcore Corporation, RFMD Corporation, and some Japanese and European firms.


DESCRIPTION OF BUSINESS - APACN

     APACN offers a broad range of telecommunications equipment and products developed from over 20 years of product expertise acquired in each of the CSP and Americable acquisitions. Its broad range of product offerings include the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, and fiber and copper cable assemblies that serve the communication service provider including FTTH, large enterprise, and OEM markets. APACN maintains a range of engineering and technical knowledge in-house that works closely with customers to develop, customize and enhance products from design through production. Most products are produced at APACN's plant in Plymouth, Minnesota with support from our facility in Aberdeen, South Dakota. Certain products are purchased from contract manufacturers or other sources. APACN produces these products on both a quick-turn and scheduled delivery basis.

Products


-    Fiber  Distribution  Central  Office Frame Systems APACN Fiber Distribution
     --------------------------------------------------
     Systems ("FDS") are high density, easy access fiber distribution panels and cable management systems that are designed to reduce installation time, guarantee bend radius protection and improve traceability. In the 144-port count configuration, APACN is the industry leader for density, saving the customer expensive real estate in the central office. The product line fully supports a wide range of panel configurations, densities, connectors, and adapters that can be utilized on a stand-alone basis or integrated into the panel system. The unique interchangeable building block design delivers feature rich solutions which are able to meet the needs of a broad range of network deployments.

-    Fiber  Distribution Outside Plant Cabinets APACN's Fiber Scalability Center
     ------------------------------------------
     ("FSC") is a modular and scalable fiber distribution platform designed for "grow-as-you-go cost containment" as fiber goes beyond the control of a central office and closer to the user. This allows rollout of FTTH services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

-    Optical  Components  APACN packages optical components for signal coupling,
     -------------------
     splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the APACN FDS. This value-added packaging allows the customer to source from a single supplier and reduce space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

-    Cable  Assemblies  APACN  manufactures  high  quality  fiber  and  copper
     -----------------
     assemblies with an industry-standard or customer-specified configuration. Industry-standard assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35. In addition, APACN's engineering services team works alongside the engineering design departments of our OEM customers to design and manufacturer custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer's product line.


Marketing  and  Distribution

     APACN markets its products in the United States through a network of manufacturer representative organizations and a direct sales team. APACN works closely with its target customers to adapt the company's product platform to the client's unique requirements. APACN offers a high level of customer service and principally brings new products to markets based upon the specific requests of its customers.

Competition

     Competitors for the APACN FDS and FSC include but are not limited to ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Fiber Optic Network Solutions (FONS) Corporation, Alcatel, Inc., and Tyco Electronics, Inc. Nearly all of these firms are substantially larger than APACN and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities.


SOURCES OF MATERIALS AND OUTSOURCED LABOR

     Numerous purchased materials, components, and labor, are used in the manufacturing of the Company's products. Most of these are readily available from multiple suppliers. However, some critical components and outsourced labor are purchased from a single or a limited number of suppliers. The loss of access to some components and outsourced labor would have a material adverse effect on our ability to deliver products on a timely basis and on our financial performance.


PATENTS  AND  INTELLECTUAL  PROPERTY

     As of March 31, 2005, we had 14 patents issued in the United States and two pending patent applications inside and outside the United States. All of our patents relate to the business of our Optronics segment. We believe our success heavily depends upon technology we develop internally. We have made significant progress toward improving the active, strategic management of our intellectual property portfolio. The markets for our products are characterized by rapid change and continual innovation that could render our technology and patents obsolete before their statutory protection expires. Several of the companies we compete with have greater research and development resources than we do and could develop technologies and products that are similar or even superior to ours without infringing on our intellectual property.


ENVIRONMENTAL  COMPLIANCE

     Because we handle a number of chemicals in our operations, we must comply with federal, state and local laws and regulations regarding the handling and disposal of such chemicals. To date the cost of such compliance has not been material.


MAJOR  CUSTOMERS

     No  single  customer  accounted for more than 10% of the Company's sales in
fiscal  2005  or  2004.   Two  major  customers accounted for 21% and 15% of the
Company's  sales  for  the  year  ended  March  31,  2003.

BACKLOG

     Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. Optronics had a backlog of $7,200 as of March 31, 2005, $6,490 as of March 31, 2004 and had no backlog at March 31, 2003. APACN had a backlog of $429,180 as of March 31, 2005, $856,700 as of March 31, 2004, and
$389,000 as of March 31, 2003.

RESEARCH  AND  DEVELOPMENT

     During the fiscal years ended March 31, 2005, 2004, and 2003, Optronics spent approximately $1,104,000, $949,000, and $1,212,000, respectively, on research and development, mainly for the development of compound semiconductor electronic devices. This segment had no research activities sponsored by customers in fiscal years 2005, 2004 or 2003. We operate in highly competitive and rapidly evolving markets and plan to commit significant resources for research and development for the foreseeable future. We could locate research and development facilities in locations other than our current facilities in Minnesota and South Dakota based on several factors, including accessibility to qualified personnel and facility costs. APACN has made no significant expenditures for research and development from its inception through March 31, 2005.

EMPLOYEES

     As of March 31, 2005, Optronics had 44 full-time employees in the combined locations of Blaine, MN, Aberdeen, SD, and India. As of March 31, 2005, APACN had 83 full-time employees, mainly in Plymouth, MN. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company.


FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     The statements contained in this Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-K and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OUR  RESULTS  OF  OPERATIONS
----------------------------

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

     We have not been profitable since fiscal 1990. As of March 31, 2005, we had an accumulated deficit of $33.2 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Acquisitions  or  investments  could  have  an  adverse  affect on our business.

     In March 2003, we completed the acquisition of the assets of CSP as part of our strategy to expand our product offerings, develop internal sources of components and materials, and acquire new technologies. We acquired the assets of Americable in June 2003 and integrated them with the assets of CSP. We acquired assets in India in March 2005 as part of a strategy to take advantage of lower manufacturing costs in India. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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


OUR  PRODUCTS  AND  INTRODUCTION  OF  NEW  PRODUCTS
---------------------------------------------------

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

We may make additional strategic changes in our product portfolio, but our strategic changes and restructuring programs may not yield the benefits that we expect.

     In connection with the downturn in the communications industry we have divested or closed product lines and businesses that either were not profitable or did not match our new strategic focus. As necessary, we may make further divestitures or closures of product lines and businesses. We may also make strategic acquisitions.

     The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition, are unknown at this time. If we acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions, and we may not be able to retain key management, technical and sales personnel after an acquisition. Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

MANUFACTURING  AND  OPERATIONS
------------------------------

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

We are dependent upon skilled employees; if we lose the services of our key personnel our ability to execute our operating plan, and our operating results, may suffer.

     Our future performance depends in part upon the continued service and contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to replace quickly. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected or delay the development or marketing of existing or future products. Competition for these personnel is intense and we may not be able to retain or attract such personnel. Our success will depend in part upon our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services.


MARKETS  AND  MARKET  CONDITIONS
--------------------------------

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

     Competition in the communications equipment market is intense. We have experienced and anticipate experiencing increasing pricing pressures from current and future competitors as well as general pricing pressure from our customers as part of their cost containment efforts. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes.


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

     Since the time we first introduced our fiber optic components to the marketplace we have seen the average selling price of fiber optic components decline. We expect this trend to continue. To achieve profitability in this environment we must continually decrease our costs of production. In order to reduce our production costs, we will continue to pursue one or more of the following:

     -    Seek lower cost suppliers of raw materials or components.
     -    Work to further automate our assembly process.
     -    Develop value-added components based on integrated optics.
     -    Seek offshore sources for manufacturing and assembly services.

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

Conditions in global markets could affect our operations.

     We have acquired facilities in India which will support design and production of our products. We also source products and labor from off shore suppliers. We expect that our foreign operations and reliance on off shore sourcing will increase in the future. As such we are subject to the risks of conducting business internationally. Those risks include but are not limited to:

     -    local economic and market conditions;

     -    political and economic instability;

     -    fluctuations in foreign currency exchange rates;

     -    tariffs and other barriers and restrictions;

     -    geopolitical and environmental risks; and

     -    changes in diplomatic or trade relationships and natural disasters.

     We cannot predict whether our business operations and reliance in these markets will be affected adversely by these conditions.


OUR  CUSTOMERS
--------------

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

     As a result of competitive conditions in the telecommunications market, some of our customers may experience financial difficulties. It is possible that customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.


PERFORMANCE REQUIREMENTS AND PERFORMANCE OF OUR PRODUCTS
--------------------------------------------------------

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

Product defects could cause us to lose customers and revenue or to incur unexpected expenses.

     If our products do not meet our customers' performance requirements, our customer relationships may suffer. Also, our products may contain defects. Any failure or poor performance of our products could result in:

     -    delayed market acceptance of our products;

     -    delays in product shipments;

     - unexpected expenses and diversion of resources to replace defective products or identify the source of errors and correct them;

     -    damage to our reputation and our customer relationships;

     -    delayed recognition of sales or reduced sales; and

     - product liability claims or other claims for damages that may be caused by any product defects or performance failures.


INTELLECTUAL  PROPERTY
----------------------

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


EXECUTIVE  OFFICERS

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2005.

NAME                    AGE  POSITION
Dr. Anil K. Jain         59  Chief Executive Officer/President/Chief
                             Financial Officer of APA Enterprises, Inc.

Cheri Beranek Podzimek   42  President, APACN

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

ITEM 2.     PROPERTIES.

     We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a lease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, officers and directors of the Company. See Note L of Notes to the Consolidated Financial Statements included under Item 8 of this Report. We own land directly west of the Blaine facility that may be used for future expansion.

     We own a 24,000 square foot production facility in Aberdeen, South Dakota, which is used mainly for assembly of products for APACN customers and to a lesser extent for assembly of our DWDM components and UV detectors. The land upon which this facility is located was granted to us as part of a financing package from the city of Aberdeen. See Note F of Notes to the Consolidated Financial Statements included under Item 8 in this Report for further information regarding the financing of this facility.

     APA signed a lease agreement in June of 2004 with Veeco Compound Semiconductor, Inc. to locate APA's multi-wafer MOCVD unit, purchased in fiscal 2004, in Veeco's facilities in White Bear Lake, Minnesota, which is near APA's Blaine facility. The lease term commenced on December 1, 2004 and ends on November 30, 2007.

     APA India currently leases, on a month to month basis, a 500 square meter facility in a special export zone near New Delhi, India. The Company is planning to construct a 1,000 square meter facility at the same location. Construction is to begin and to be completed in fiscal 2006.

     APACN subleases a 37,000 square foot facility in Plymouth, Minnesota consisting of office, manufacturing and warehouse space. This lease runs through June, 2006.

ITEM 3.     LEGAL  PROCEEDINGS.

     On May 23, 2005 APA Enterprises, Inc. was served with a complaint filed in U.S. District Court, District of Virginia by Electronic Instrumentation and Technology, Inc. ("EIT"). EIT alleges that we obtained certain confidential information from EIT and have used such information for unauthorized purposes. EIT is requesting money damages of unspecified amount and equitable relief. We believe that EIT's claims are without merit and intend to vigorously defend ourselves.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on The Nasdaq National Market under the symbol "APAT." The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by Nasdaq.

FISCAL 2005                             HIGH   LOW
-----------                            -----  -----
Quarter ended June 30, 2004            $3.75  $2.22
Quarter ended September 30, 2004        2.28   1.37
Quarter ended December 31, 2004         2.48   1.37
Quarter ended March 31, 2005            2.21   1.36

FISCAL 2004                             HIGH   LOW
-----------                            -----  -----
Quarter ended June 30, 2003            $2.70  $1.23
Quarter ended September 30, 2003        3.04   2.07
Quarter ended December 31, 2003         2.99   2.00
Quarter ended March 31, 2004            3.27   2.19

     There were approximately 348 holders of record of our common stock as of March 31, 2005.

     We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts our ability to pay dividends.

ITEM 6.     SELECTED  FINANCIAL  DATA.

                                                2005          2004          2003          2002          2001
                                            ------------  ------------  ------------  ------------  ------------
Statements of Operations Data:
  Revenues . . . . . . . . . . . . . . . .  $13,886,486   $11,909,465   $   436,157   $   595,955   $   885,740
  Net loss . . . . . . . . . . . . . . . .   (3,420,038)   (6,535,147)   (5,009,434)   (4,738,199)   (3,261,446)
  Net loss per share, basic and diluted. .         (.29)         (.55)         (.42)         (.40)         (.29)
  Weighted average number of shares, basic
  and diluted. . . . . . . . . . . . . . .   11,872,331    11,872,331    11,873,914    11,896,976    11,180,165

Balance Sheet Data:
  Total assets . . . . . . . . . . . . . .  $22,074,014   $26,083,516   $31,884,526   $36,396,410   $41,914,451
  Long-term obligations, including current
  portion. . . . . . . . . . . . . . . . .    1,578,836     1,811,759     2,173,682     2,461,363     2,836,831
  Shareholders' equity . . . . . . . . . .   18,922,161    22,363,061    28,918,943    33,504,917    38,280,299

     The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Optronics is engaged in designing, manufacturing, and marketing of various optoelectronic products, ultraviolet ("UV") detectors and related products and optical components. For the last several years our goal has been to manufacture and market products/components based on our technology developments. We have focused on DWDM components for fiber optic communications and GaN based "UV" detectors (both components and integrated detector/electronic/display packages) because we believe that these two product areas have significant potential markets and because we have expertise and/or patent positions related to them.

     APACN, which is a wholly owned subsidiary of APA Enterprises, is engaged in the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries. APACN's primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, value-added fiber optics frames, panels and modules. APACN acquired certain assets of CSP on March 14, 2003 and certain assets of Americable on June 27, 2003. Several items discussed under the "Results of Operations" show significant changes from the comparable periods in the preceding fiscal year as a result of the acquisitions of CSP and Americable.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

     -    Revenue  recognition;

     -    Accounting  for  income  taxes;  and

     -    Valuation and evaluating impairment of long-lived assets and goodwill.

Revenue  Recognition
--------------------

     Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2005, we have recorded a full valuation allowance of $12,167,207 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carry forwards of approximately $31,531,000 which expire in fiscal years 2006 to 2025.

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

Valuation and evaluating impairment of long-lived assets and goodwill
---------------------------------------------------------------------

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but reviewed for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2005 and 2004 and concluded that no impairment had occurred.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2005.

New  Accounting  Pronouncement
------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective April 1, 2006. Management has not yet determined the impact.

CONTRACTUAL  OBLIGATIONS

     Our contractual obligations and commitments are summarized in the table below (in 000's):

                                  Less than                            After
                          Total    1 Year    1-3 years   4-5 years    5 years
                         ----------------------------------------------------
Long-term debt (1)       $1,582  $    1,474  $       48  $       40  $     20
Operating leases          1,234         495         507         207        25
                         ----------------------------------------------------

Total Contractual Cash
  Obligations            $2,816  $    1,969  $      555  $      247  $     45
                         ====================================================

     (1)  Includes fixed interest ranging from 10.00 to 10.62%.

RESULTS  OF  OPERATIONS

                              2005 COMPARED TO 2004
                              ---------------------

REVENUES

     Consolidated revenues for the fiscal year ended 2005 increased 17% to $13,886,000 from sales of $11,909,000 in 2004. Consolidated cost of sales decreased to $11,198,000 in 2005 from $11,914,000 in 2004. Consolidated operating losses decreased to $3,795,000 in 2005 compared to $6,558,000 in 2004. Consolidated net losses decreased to $3,420,000 in 2005 or $.29 per diluted share compared to $6,535,000 or $.55 in 2004.

     APACN's revenues for the year ended 2005 were $13,801,000 versus $11,691,000 in the year ended 2004, an increase of 18%. The increase is primarily attributable to higher revenues in the first quarter of fiscal 2005 generated by the acquisition of Americable, Inc., which occurred at the end of the first quarter of fiscal 2004. The Americable assets contributed no corresponding revenues for the first quarter of fiscal 2004. Sales to broadband service providers and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $9,483,000 or 69% of revenue. Sales to OEM's, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,317,000, or 31% of revenue. This compares to 60% for broadband and commercial data networks and 40% for OEM's in the prior year. The change in mix is partially a result of an increased acceptance of the Company's products within the FTTH market, offset by lower demand from some OEM customers. APACN's revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry. We expect sales at APACN in fiscal 2006 to increase slightly compared to fiscal 2005.

     Gross revenues at Optronics for the year ended 2005 were $490,000, compared to $409,000 in 2004, an increase of 20%. Gross revenues reflect approximately $404,000 of sales to APACN for fiber optics products and subcontracted labor versus $191,000 last year. These sales are eliminated as intercompany sales in the consolidated financial statements. The Company had no sales of its optics products in 2005 versus $92,000 in the prior year due to the sale of that product line in April 2004. Sales of UV monitors were $28,000 versus $23,000 in the prior year period, and sales of foundry services were $41,000 in 2005. Optronics' revenue growth is dependent upon our ability to successfully establish manufacturing reliability for our GaN products and successful selling into our targeted market segments.

COST OF SALES AND GROSS PROFIT

     APACN's gross profit for the year ended in 2005 was $3,821,000 as compared to $2,660,000 in 2004. The increase is due mainly to higher margins generated in the first quarter of fiscal 2005 generated by the acquisition of Americable assets. Gross profit percent for APACN for the year ended March 31, 2005 was 28% versus 23% in the prior year. The increase in margin percentage reflects reduced production costs, resulting from consolidating multiple facilities, and a focus on selling higher margin products. We expect gross margin percentage for APACN in fiscal 2006 to be about the same as in fiscal 2005.

     Optronic's net cost of sales for the year ended 2005 were $1,218,000 as compared to $2,883,000 in 2004. Personnel related costs decreased approximately $780,000 due to staff reductions in response to demand and the sale of the optics product line in April 2004. In addition, inventory writeoffs decreased approximately $125,000 and other production expenses decreased approximately
$140,000 due to cost reductions implemented in fiscal 2004 and 2005 in the optics and GaN product lines.


RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development ("R&D") expenses consist solely of the research and development expense at Optronics. There have been no research and development expenses at APACN. R&D expenses increased by approximately $155,000, to $1,104,000 for the year ended March 31, 2005 as compared to $949,000 for the year ended March 31, 2004. This represents an increase of 16% from 2004. The majority of the increase reflects additional rental and depreciation costs associated with operating a semiconductor machine, beginning in the third quarter of fiscal 2005, as well as personnel costs associated with this start up and HFET development. We expect fiscal 2006 R&D expenses at Optronics to increase slightly from fiscal 2005, and we expect no significant R&D expense at APACN.


SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Consolidated selling, general and administration ("S, G & A") expenses decreased approximately $226,000, or 4%, to $5,379,000 in 2005 from $5,605,000 in  2004.

     S, G & A expenses at APACN were $3,487,000 for the year ending March 31, 2005 as compared to $3,615,000 in 2004. The majority of the difference is attributable to expenses generated by the assets acquired from Americable which occurred at the end of the first quarter of fiscal 2004. Consolidation of facilities beginning in fiscal 2004 also contributed to lower costs in fiscal
2005. We expect S, G & A to increase in fiscal 2006 from fiscal 2005 as we grow our sales activities in order to increase revenue.

     S, G & A expenses at Optronics decreased $97,000 to $1,893,000 for the year ending March 31, 2005, from $1,990,000 in the prior period. The decrease is attributable to a reduction in personnel expense of $260,000 in 2005, which was offset in part by higher outside services in 2005 related to India development expenses, along with higher facility expenses in 2005 (which consists of facility expenses included in cost of sales in 2004 but reclassed as S, G, & A in 2005) as this portion of the facility is no longer used for manufacturing operations. We expect S, G, & A in fiscal 2006 to remain about the same as S, G & A in fiscal 2005.

OTHER  INCOME  AND  EXPENSE

     Other income at APACN decreased approximately $15,000 to $8,000 in fiscal 2005 as compared to $23,000 in fiscal 2004. The difference is due mainly to higher income for management fees earned in fiscal 2004 related to the CSP acquisition. Other expense at APACN decreased $9,000 to $303,000 for the year ending March 31, 2005 versus $312,000 in the prior year period. Interest expense increased $64,000 due to a higher debt balance outstanding over the year. That was offset by a reduction of $77,000 in asset disposal charges absorbed in the prior year.

     Other income at Optronics increased approximately $335,000 to $765,000 in fiscal 2005 from $430,000 in 2004. Interest income increased approximately $100,000 due mainly to higher interest income earned on cash equivalents. A gain of approximately $196,000 was recognized on the sale of the optics product line in April 2004, and $39,000 in facility related rental was also generated due to this sale. Other expenses decreased approximately $24,000 to $91,000 from $115,000 in 2004, due mainly to the absence of expenses related to assets disposed of in the prior year.

NET  LOSS

     Consolidated net loss decreased $3,115,000 to $3,420,000, or $.29 cents per share, as compared to a net loss of $6,535,000, or $.55 cents per share, in fiscal 2004.

     Net income for APACN for the year ending 2005 was $36,000 versus a loss of $1,245,000 in fiscal 2004. The income is due mainly to increased revenue, reduced duplicate and one time expenses, lower personnel costs and more efficient operations achieved in the consolidation of the CSP and Americable assets.

     Net loss for Optronics for the year ending 2005 was $3,456,000, a decrease of $1,834,000, or 35%, from $5,290,000 in 2004. The decreased losses are primarily the result of lower personnel and production expenses from cost reduction efforts implemented in fiscal 2004 and 2005, combined with the gain on sale of the optics business and the related savings of expense related to that product line.


                              2004 COMPARED TO 2003
                              ---------------------

REVENUES

     Consolidated revenues for the year ended 2004 increased 27-fold to $11,909,000 from sales of $436,000 in 2003. Consolidated cost of sales increased to $11,914,000 in 2004 from $2,803,000 in 2003. Consolidated operating losses increased to $6,558,000 in 2004 compared to $5,329,000 in 2003. Consolidated net losses increased to $6,535,000 in 2004 or $.55 per diluted share compared to $5,009,000 or $.42 in 2003.

     Optronics' gross revenues for the year ended 2004 were $409,000 as compared to $202,000 in 2003. This includes $191,000 of sales to APACN for fiber optics products and subcontracted labor. These sales are eliminated as intercompany sales in the consolidated financial statements. Sales of its optics products were $92,000 versus $103,000 in 2003. This product line was discontinued in January 2004 and subsequently sold in April 2004. Sales of fiber optics products were $85,000 in 2004 compared to $77,000 in 2003. Sales of GaN related products were $24,000 in 2004 versus $13,000 in 2003. The majority  of  the  GaN  sales  were to one customer for the SunUV(R) Personal UV
Monitor.  Other  revenue  was  $18,000  in  2004  compared  to  $10,000 in 2003.

     APACN's revenues for the year ended 2004 were $11,691,000 versus $234,000 in the year ended 2003. Sales from the preceding year consisted only of revenue generated by the CSP acquisition from March 14, 2003 until March 31, 2003. Sales for fiscal 2004 reflect a full year of revenue from the CSP acquisition and three quarters of revenue from the Americable acquisition which was completed June 27, 2003. For the year ended March 31, 2004, sales to broadband service provider and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $7,024,000, or 60% of total sales. Sales to OEM's, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,668,000, or 40% of total sales. APACN's revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry.

COST OF SALES AND GROSS PROFIT

     Optronics cost of sales for the year ended 2004 were $2,883,000 as compared to $2,627,000 in 2003. Product development and materials cost increased approximately $280,000, while amortization expenses decreased approximately $181,000, mainly due to additional patent amortization taken in 2003.

     APACN's gross profit for the year ended 2004 was $2,660,000 as compared to $58,000 in 2003. Gross profit from the preceding year consisted of only gross profit generated by the CSP acquisition from March 14, 2003 until March 31, 2003. Gross profit for fiscal 2004 reflects a full year of gross profit from the CSP acquisition and three quarters of gross profit from the Americable acquisition which was completed June 27, 2003. Gross profit percent for APACN for the period ending March 31, 2004 was 22.8%. Gross profit was negatively affected by production variances resulting from combining the assets acquired from CSP and Americable into one operation.


RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses consist of the research and development expense at Optronics (there have been no research and development expenses at APACN). Expenses decreased by $263,000, to $949,000 for the year ended 2004 as compared to $1,212,000 for the year ended 2003. This represents a decrease of 22% from 2003. The decrease is primarily due to decreased research activity (resulting in reduction in salaries and related personnel expenses) related to fiber optics products. The majority of the decreases are due to the reduction in salaries and other related personnel expenses.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     S,  G  &  A  expenses  at  Optronics  increased  approximately  $358,000 to
$1,990,000 in 2004 from $1,632,000 in 2003. The increase is due primarily to higher depreciation and amortization as well as higher professional fees related to the acquisition costs for CSP and Americable assets.

     S, G & A expenses at APACN were $3,615,000 for the year ended March 31, 2004 as compared to $118,000 in 2003. S, G & A in 2004 consisted of expenses generated by the CSP acquisition from March 14, 2003 until March 31, 2003. S, G & A for fiscal 2004 reflects a full year of S, G & A from the CSP acquisition and three quarters worth of S, G & A from the Americable acquisition which was completed June 27, 2003. S, G & A for fiscal 2004 was negatively affected by duplicate expenses related to the consolidation of operations and facilities.

OTHER  INCOME  AND  EXPENSE

     Other income at Optronics decreased $4,000 to $430,000 in fiscal 2004 from $434,000 in 2003. The decrease is due mainly to lower interest income resulting from a combination of a decline in the rate of interest earned on investments and a lower average cash balance. Other expenses increased $2,000 to $115,000 from $113,000 in 2003.

     Other income at APACN increased $20,000 to $23,000 in fiscal 2004 as compared to $3,000 in fiscal 2003. The increase was due to management fee income for the first quarter of 2004 for personnel related to the CSP acquisition. Other expense at APACN increased $83,000 to $85,000 for the year ended 2004. The increase is due primarily to the disposal of assets related to the consolidation of CSP and Americable into a single facility.

NET  LOSS

     Consolidated net loss for the Company increased $1,526,000 to $6,535,000, or $.55 cents per share, as compared to a net loss of $5,009,000, or $.42 cents per share, in fiscal 2003. The increase in losses is due primarily to the net loss contributed by APACN.

     Net loss for Optronics for the year ended 2004 was $5,290,000 an increase of $341,000 or 7%, from $4,949,000 in 2003. The increased loss is primarily the result of a combination of higher cost of sales and S, G, & A expenses.

     Net loss for APACN for the year ended 2004, including interest expense due to APA (the parent), was $1,245,000, versus $60,000 in fiscal 2003. The difference is due mainly to the fact that 2003 expenses include only several days of expense from the CSP acquisition in March, 2003. The increase in net loss is partly attributable to the expenses related to integrate the acquisitions.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2005, our principal source of liquidity was our cash, cash equivalents and short-term investments, which totaled $10,813,000 compared to $13,545,000 at March 31, 2004.

     We used $2,026,000 to fund operating activities during fiscal 2005 compared to $5,596,000 in fiscal 2004, and $4,659,000 in fiscal 2003. In all three years the largest use of cash in operating activities was the funding of the net losses. The net loss for fiscal 2005 decreased to $3,420,000 from $6,535,000 in fiscal 2004. The primary factors contributing to the decreased loss from fiscal 2004 to 2005 were the profitable operations at APACN and reduced expenses at Optronics. The significant factors contributing to the increased loss from fiscal 2003 to 2004 were the losses incurred at APACN.

     In fiscal 2005 we used $470,000 in investing activities, including $49,000 used to purchase assets through APA Optronics (India) Private Limited (See Note B of Notes to the Consolidated Financial Statements included under Item 8 of this Report). We also invested $421,000 to purchase property and equipment, mainly for production equipment at Optronics. In fiscal 2004 we used

$2,753,000 in investing activities including $1,960,000 used to purchase the assets of Americable. We also invested $786,000 to purchase property and equipment, mainly for the purchase of the MOCVD system. In fiscal 2003 we used $3,828,000 in investing activities to purchase CSP. We invested $359,000 in property and equipment and $84,000 in patents, for a net decrease in cash from investment activities of $4,272,000.

     In fiscal 2005, we used $235,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2004, we used $342,000 in financing activities primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2003, we used $440,000 in financing activities primarily to pay down long-term debt also related to the Aberdeen facility.

     Construction of our manufacturing facility in Aberdeen utilized certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2005, the total principal outstanding under bonds issued by the State of South Dakota was $1,405,000. Interest on the bonds ranges from 5.8% to 6.75%, and the bonds are due in various installments between 2005 and 2016. These bonds require compliance with certain financial covenants. We were out of compliance with these covenants during all of fiscal 2003, 2004 and 2005. For further information regarding these bonds, see Note F of Notes to the Consolidated Financial Statements included under Item 8 of this Report. On April 14, 2004 the Company sold its optics manufacturing operations, as discussed in Note C to the Consolidated Financial Statements included under Item 8 of this
Report, to PNE, Inc. dba IRD. The terms of the sale required the Company to prepay $89,000 of a loan with the Aberdeen Development Corporation ("ADC") in South Dakota and to accelerate the loan payment schedule to maturity in fiscal 2011 from 2016. In June 2005, the Company sold a portion of the land in Aberdeen acquired from ADC back to ADC in consideration of cancellation of the remaining $120,000 due on the loan. Accordingly, the loan from ADC is fully satisfied. See Note O to the Consolidated Financial Statements included under Item 8 of this Report.

     Our capital requirements are dependent upon several factors, including market acceptance of our products, the timing and extent of new product introductions and delivery, and the costs of marketing and supporting our products on a worldwide basis. See "Item 1. Business." Although we believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our operations for more than the next 12 months, we cannot assure you that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame, or that additional funding, if needed, will be available on terms acceptable to us, or at all. We may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.


ITEM 7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents. The portfolio includes only marketable securities with active secondary or resale markets to ensure liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk. See "Cash and Equivalents" under Note A of the Consolidated Financial Statements.


ITEM 8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended March 31, 2005:

                                                          Quarter Ended
                               --------------------------------------------------------------
                                  June 30,       September 30,     December 31,    March 31,
                                    2003             2003             2003           2004
                               ---------------  ---------------  --------------  ------------
 Statement of Operations Data

Net revenue . . . . . . . . .  $    1,570,976   $    3,557,586   $   3,301,955   $ 3,478,948
Gross profit (loss) . . . . .        (300,889)         199,417         (12,513)      109,400
Net loss. . . . . . . . . . .      (1,545,399)      (1,667,488)     (1,642,436)   (1,679,824)
Net loss per share. . . . . .  $        (0.13)  $        (0.14)  $       (0.14)  $     (0.14)

                                                          Quarter Ended
                               --------------------------------------------------------------
                                   June 30,      September 30,     December 31,    March 31,
                                    2004             2004             2004           2005
                               ---------------  ---------------  --------------  ------------
 Statement of Operations Data

Net revenue . . . . . . . . .  $    3,687,718   $    3,668,068   $   3,305,299   $ 3,225,401
Gross profit. . . . . . . . .         600,875          782,264         601,140       704,031
Net loss. . . . . . . . . . .        (702,836)        (883,047)       (928,510)     (905,645)
Net loss per share. . . . . .  $        (0.06)  $        (0.07)  $       (0.08)  $     (0.08)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Shareholders
APA Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of APA Enterprises, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of APA Enterprises, Inc. and subsidiaries as of March 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ Grant Thornton LLP


Minneapolis, Minnesota
April 25, 2005

                                  APA ENTERPRISES, INC.

                               CONSOLIDATED BALANCE SHEETS

                                        MARCH 31,


                        ASSETS                                 2005         2004
                                                           -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents                                $10,813,492  $13,544,910
  Accounts receivable, net of allowance for uncollectible
    accounts of $57,107 and $49,038 at
    March 31, 2005 and 2004                                  1,446,248    1,787,541
  Inventories                                                1,270,653    1,574,188
  Prepaid expenses                                             264,372      174,503
  Bond reserve funds                                           131,548      133,865
                                                           -----------  -----------

          Total current assets                              13,926,313   17,215,007


PROPERTY, PLANT AND EQUIPMENT, net                           3,946,998    4,550,956


OTHER ASSETS
  Bond reserve funds                                           337,091      332,433
  Goodwill                                                   3,422,511    3,422,511
  Other                                                        441,101      562,609
                                                           -----------  -----------
                                                             4,200,703    4,317,553
                                                           -----------  -----------

                                                           $22,074,014  $26,083,516
                                                           ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                  APA ENTERPRISES, INC.

                        CONSOLIDATED BALANCE SHEETS  - CONTINUED

                                        MARCH 31,


                       LIABILITIES AND
                         SHAREHOLDERS' EQUITY                  2005           2004
                                                           -------------  -------------
CURRENT LIABILITIES
  Current maturities of long-term debt                     $  1,471,036   $  1,637,923
  Accounts payable                                              814,005      1,050,690
  Accrued compensation                                          568,950        645,293
  Accrued expenses                                              190,062        212,713
                                                           -------------  -------------

          Total current liabilities                           3,044,053      3,546,619

LONG-TERM DEBT, net of current maturities                       107,800        173,836

COMMITMENTS AND CONTINGENCIES                                         -              -

SHAREHOLDERS' EQUITY
  Undesignated shares, 4,999,500 authorized shares;
    no shares issued and outstanding                                  -              -
  Preferred stock, $.01 par value; 500 authorized shares;
    no shares issued and outstanding                                  -              -
  Common stock, $.01 par value; 50,000,000
    authorized shares; 11,872,331 shares
    issued and outstanding at March 31, 2005 and 2004           118,723        118,723
  Additional paid-in capital                                 51,960,084     51,980,946
  Accumulated deficit                                       (33,156,646)   (29,736,608)
                                                           -------------  -------------

          Total shareholders equity                          18,922,161     22,363,061
                                                           -------------  -------------

                                                           $  2,074,014   $ 26,083,516
                                                           =============  =============

The accompanying notes are an integral part of these financial statements.

                              APA ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED MARCH 31,


                                            2005          2004          2003
                                        ------------  ------------  ------------
Revenues                                $13,886,486   $11,909,465   $   436,157

Cost of sales                            11,198,176    11,914,050     2,802,597
                                        ------------  ------------  ------------

          Gross profit (loss)             2,688,310        (4,585)   (2,366,440)

Operating expenses
  Research and development                1,103,972       948,737     1,212,219
  Selling, general and administrative     5,379,483     5,605,177     1,750,807
                                        ------------  ------------  ------------
                                          6,483,455     6,553,914     2,963,026
                                        ------------  ------------  ------------

          Loss from operations           (3,795,145)   (6,558,499)   (5,329,466)

Other income                                484,498       225,719       436,925
Other expense                              (105,253)     (200,314)     (115,893)
                                        ------------  ------------  ------------
                                            379,245        25,405       321,032
                                        ------------  ------------  ------------

          Loss before income taxes       (3,415,900)   (6,533,094)   (5,008,434)

Income taxes                                  4,138         2,053         1,000
                                        ------------  ------------  ------------

          Net loss                      $(3,420,038)  $(6,535,147)  $(5,009,434)
                                        ============  ============  ============

Net loss per share
  Basic and diluted                     $     (0.29)  $     (0.55)  $     (0.42)
                                        ============  ============  ============

Weighted average shares outstanding
  Basic and diluted                      11,872,331    11,872,331    11,873,914
                                        ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                                     APA ENTERPRISES, INC.

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     YEARS ENDED MARCH 31,


                                  Undesignated
                                     shares            Preferred stock              Common stock             Additional
                                  ------------  ---------------------------  -----------------------------    paid-in
                                                    Shares        Amount        Shares         Amount         capital
                                                                                                            ------------
Balance at March 31, 2002                    -             -  $           -    11,875,881   $     118,759   $51,578,185
  Common stock repurchased                   -             -              -        (3,550)            (36)       (5,955)

  Aberdeen land grant                        -             -              -             -               -        67,760
  Options issued as compensation             -             -              -             -               -        (9,309)
  Warrants issued                            -             -              -             -               -       371,000
  Net loss                                   -             -              -             -               -             -
                                  ------------  ------------  -------------  -------------  --------------  ------------
Balance at March 31, 2003                    -             -              -    11,872,331         118,723    52,001,681
  Options issued as compensation             -             -              -             -               -       (20,735)
  Net loss                                   -             -              -             -               -             -
                                  ------------  ------------  -------------  -------------  --------------  ------------
Balance at March 31, 2004                    -             -              -    11,872,331         118,723    51,980,946
  Options issued as compensation             -             -              -             -               -       (20,862)
  Net loss                                   -             -              -             -               -             -
                                  ------------  ------------  -------------  -------------  --------------  ------------
Balance at March 31, 2005                    -             -              -    11,872,331   $     118,723   $51,960,084
                                  ============  ============  =============  =============  ==============  ============


                                                       Total
                                   Accumulated     shareholders'
                                     deficit           equity
                                  -------------  ---------------
Balance at March 31, 2002         $(18,192,027)  $   33,504,917
  Common stock repurchased                   -           (5,991)

  Aberdeen land grant                        -           67,760
  Options issued as compensation             -           (9,309)
  Warrants issued                            -          371,000
  Net loss                          (5,009,434)      (5,009,434)
                                  -------------  ---------------
Balance at March 31, 2003          (23,201,461)      28,918,943
  Options issued as compensation             -          (20,735)
  Net loss                          (6,535,147)      (6,535,147)
                                  -------------  ---------------
Balance at March 31, 2004          (29,736,608)      22,363,061
  Options issued as compensation             -          (20,862)
  Net loss                          (3,420,038)      (3,420,038)
                                  -------------  ---------------
Balance at March 31, 2005         $(33,156,646)  $   18,922,161
                                  =============  ===============

The accompanying notes are an integral part of these financial statements.

                                     APA ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED MARCH 31,


                                                            2005          2004          2003
                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                                              $(3,420,038)  $(6,535,147)  $(5,009,434)
  Adjustments to reconcile net loss to net cash used
    in operating activities, net of acquisitions:
      Depreciation and amortization                       1,003,573       971,194       810,505
      Compensation expense                                  (20,862)      (20,735)       (9,309)
      Changes in operating assets and liabilities, net
      of acquisitions:
        Accounts receivable                                 341,293      (678,686)      (63,392)
        Inventories                                         303,535      (179,293)     (130,889)
        Prepaid expenses and other assets                  (123,224)      (44,909)      (30,457)
        Accounts payable and accrued expenses              (110,679)      891,795      (226,178)
                                                        ------------  ------------  ------------
          Net cash used in operating activities          (2,026,402)   (5,595,781)   (4,659,154)

Cash flows from investing activities:
  Purchases of property and equipment                      (420,980)     (785,870)     (359,474)
  Cash paid for business acquisitions                       (48,772)   (1,960,000)   (3,828,000)
  Other                                                           -        (7,376)      (84,131)
                                                        ------------  ------------  ------------
          Net cash used in investing activities            (469,752)   (2,753,246)   (4,271,605)

Cash flows from financing activities:
  Repurchase of common stock                                      -             -        (5,991)
  Payment of long-term debt                                (232,923)     (361,923)     (437,467)
  Bond reserve funds                                         (2,341)       20,174         3,500
                                                        ------------  ------------  ------------

          Net cash used in financing activities            (235,264)     (341,749)     (439,958)
                                                        ------------  ------------  ------------
Decrease in cash and cash equivalents                    (2,731,418)   (8,690,776)   (9,370,717)

Cash and cash equivalents at beginning of year           13,544,910    22,235,686    31,606,403
                                                        ------------  ------------  ------------

Cash and cash equivalents at end of year                $10,813,492   $13,544,910   $22,235,686
                                                        ============  ============  ============
Supplemental cash flow information:
  Cash paid during the year for:
    Interest                                            $    99,337   $   109,251   $   115,893
    Income taxes                                              4,138         2,053         1,000

Noncash investing and financing transactions:
  Contributed land                                      $         -   $         -   $    67,760
                                                        ============  ============  ============
  Issuance of warrants                                  $         -   $         -   $   371,000
                                                        ============  ============  ============
  Capital expenditure included in accounts payable      $         -   $   225,000   $         -
                                                        ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                              APA ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005, 2004 AND 2003


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


     Nature  of  Business
     --------------------

     APA Enterprises, Inc., formerly APA Optics, Inc., (the Company) is a manufacturer of custom cable assemblies and supplier of premise cabling components and networking products to customers throughout the United States with a concentration in Minnesota. The Company also manufactures and markets dense wavelength division multiplexer (DWDM) optical components and offers a range of gallium nitride-based devices.

     Principles  of  Consolidation
     -----------------------------

     The consolidated financial statements include the accounts of APA Enterprises, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Foreign  Currency  Translation
     ------------------------------

     The Company uses the United States dollar as its functional currency for its subsidiary in India. India's financial statements were translated into U.S. Dollars at the year end exchange rate, while income and expenses are translated at the average exchange rates during the year. There was no significant foreign exchange translation gain or losses during fiscal year ended March 31, 2005. There were no foreign currency operations in the prior fiscal years.

     Revenue  Recognition
     --------------------

     Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.

     Cash  and  Cash  Equivalents
     ----------------------------

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments classified as cash equivalents at March 31, 2005 and 2004 consist entirely of short-term money market accounts. Cash equivalents are stated at cost, which approximates fair value.

     Cash of approximately $145,000 was on deposit in foreign financial institutions at March 31, 2005. There was no cash in foreign financial institutions at March 31, 2004. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED


     Accounts  Receivable
     --------------------

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

     Inventories
     -----------

     Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market. Cost is determined using material costs, labor charges, and allocated factory overhead charges.

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


     Goodwill
     --------

     Goodwill represents the excess of the purchase price over net assets acquired. Goodwill and any other intangible assets determined to have indefinite useful lives are not amortized. Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2005 and 2004 and concluded that no impairment had occurred.

     Stock-Based  Compensation
     -------------------------

     The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees, as described more fully in Note K. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company's stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company recognized compensation income of $20,862, $20,735 and $9,309 for the years ended March 31, 2005, 2004 and 2003. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following fiscal years:

                                               March 31,     March 31,     March 31,
                                                 2005          2004          2003
                                             ------------  ------------  ------------
Net loss to common shareholders - as
reported                                     $(3,420,038)  $(6,535,147)  $(5,009,434)
Less: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related
tax effects                                      129,914       158,936       153,266
Net loss - pro forma                         $(3,549,952)  $(6,694,083)  $(5,162,700)
                                             ============  ============  ============

Basic and diluted net loss per common share
- as reported                                $      (.29)  $      (.55)  $      (.42)
                                             ============  ============  ============

Basic and diluted net loss per common share
- pro forma                                  $      (.30)  $      (.56)  $      (.43)
                                             ============  ============  ============


     The weighted average fair value of options granted in 2005, 2004 and 2003 was $1.79, $2.62, and $1.20. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003; zero dividend yield, risk-free interest rate of 3.4%, 3.3% and 3.2%; volatility of 75%, 75% and 77%, and a weighted-average expected term of the options of five years. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.


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

     Common stock options and warrants to purchase 683,361, 975,937 and 999,197 shares of common stock with a weighted average exercise price of $4.99, $6.35 and $6.50 were outstanding during the years ended March 31, 2005, 2004 and 2003, but were excluded because they were antidilutive. Had we not incurred net losses during the fiscal years ended March 31, 2005, 2004 and 2003, we would not have assumed any conversion of stock options in fiscal 2005 and 2003, and we would have assumed conversion of stock options into 18,031 common shares in fiscal 2004.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Use  of  Estimates
     ------------------

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

     Impairment  of  Long-Lived  Assets
     ----------------------------------

     The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets if events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2005.

     Income  Taxes
     -------------

     The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The Company establishes a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realizable. Changes in tax rates are reflected in the tax provision as they occur.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2004 financial statements to conform with the presentation used in 2005. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

     Newly  Adopted  Accounting  Standards
     -------------------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment.
     This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective April 1, 2006. Management has not yet determined the impact.


NOTE  B  -  ACQUISITIONS

     Software  Moguls  India  Private Limited and S M Infoexpert Private Limited
     ---------------------------------------------------------------------------

     On March 31, 2005, the Company acquired certain assets of Software Moguls India Private Limited and SM Infoexpert Private Limited near New Dehli, India. The acquisition was accounted for as a purchase. The impact on the operations for year ended March 31, 2005 was not material.

     The following table summarizes the allocation of the purchase price at the date of the acquisition:

                                     Purchase Price
                                       Allocation
Property, plant and equipment       $        46,303
Other assets                                  2,469
                                    ---------------
    Total Purchase Price            $        48,772
                                    ===============

     There  are  no  contingent  payments  related  to  the  India  acquisition.

     Computer  System  Products,  Inc.
     ---------------------------------

     On March 14, 2003, the Company acquired certain assets and assumed certain liabilities of Computer Systems Products, Inc. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets were included in the statement of operations from the date of acquisition. The impact on operations for year ended March 31, 2003 was not material. There were no contingent payments related to the acquisition.

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
                               ===============  ============  =============

     Goodwill  is  expected  to  be  fully  deductible  for  tax  purposes.

     Americable,  Inc.
     -----------------

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
                               ===============  ============  =============

     Goodwill  is  expected  to  be  fully  deductible  for  tax  purposes.


NOTE  C  -  SALE  OF  OPTICS  MANUFACTURING  OPERATIONS

     In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the 4th quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the City of Aberdeen, South Dakota, which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004. The Company recorded a gain of approximately $208,000 on the sale in the first quarter of fiscal 2005.

NOTE  D  -  INVENTORIES

     Inventories  consist  of  the  following  at  March  31:

                         2005        2004
                      ----------  ----------
Raw materials         $  266,051  $  371,536
Work-in-process            9,661      46,222
Finished goods           994,941   1,156,430
                      ----------  ----------

                      $1,270,653  $1,574,188
                      ==========  ==========

NOTE  E  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consist  of  the  following  at March 31:

                                                   2005        2004
                                                ----------  ----------
Land                                            $  127,760  $  127,760
Buildings                                        1,682,205   1,679,424
Manufacturing equipment                          5,895,170   6,037,670
Office equipment                                   699,839     619,026
Leasehold improvements                           1,132,651   1,119,616
                                                ----------  ----------
                                                 9,537,625   9,583,496
Less accumulated depreciation and amortization   5,590,627   5,032,540
                                                ----------  ----------

                                                $3,946,998  $4,550,956
                                                ==========  ==========


NOTE  F  -  LONG-TERM  DEBT

     The  following  is  a  summary  of  the  outstanding  debt  at  March  31:

                                                                  2005        2004
                                                               ----------  ----------
South Dakota Governor's Office of Economic Development
and the Aberdeen Development Corporation Bond, 5.8% to 6.75%,
due in various installments through 2016                       $1,405,000  $1,485,000

Low interest economic development loans, 0%, due in various
installments through fiscal 2011                                  120,000     229,305

Capital lease obligations                                          53,836      97,454
                                                               ----------  ----------
                                                                1,578,836   1,811,759
Less current maturities                                         1,471,036   1,637,923
                                                               ----------  ----------

                                                               $  107,800  $  173,836
                                                               ==========  ==========

     The forgivable economic development loans are contingent upon employment levels at the facility meeting preset criteria. As partial consideration for any loans forgiven, the Company will grant warrants to purchase common stock of the Company based on the number of job credits earned by the Company in the preceding 12 months divided by the exercise price. The exercise price of the warrants was set at $4.00 for year one of the debt and the yearly grant exercise price increases one dollar each year until the debt matured in fiscal 2004. As of March 31, 2005, 36,511 warrants have been issued for loans forgiven totaling $187,289.

     At March 31, 2005 and 2004, the Company had on deposit with trustees $468,639 and $466,298 in reserve funds for current bond maturities, of which $131,548 and $133,865 are for current bond maturities. These funds are included in bond reserve funds in the accompanying balance sheets.

     The loan agreement requires the Company to maintain compliance with certain covenants. The Company was out of compliance with certain of these covenants in fiscal 2005. All debt, except for the long-term portion of the low interest loans, and the capital lease obligations, to which the covenant violation does not apply, has been classified as current due to the Company's covenant violation.

     As part of the Company's plan to construct a production facility, the city of Aberdeen, South Dakota gave the Company land, contingent upon the Company staying in the new building through June 23, 2002. The Company satisfied this requirement in fiscal 2003 and recorded the contributed land with an assessed value of $67,760 on the books as of March 31, 2003.

     All of the above debt is secured by land, buildings, and certain equipment of the Company.


     Scheduled  maturities  of  the  Company's  long-term  debt  are as follows:

Years ending March 31,
         2006             $1,471,036
         2007                 27,800
         2008                 20,000
         2009                 20,000
         2010                 20,000
      Thereafter              20,000
                          ----------
                          $1,578,836
                          ==========


NOTE  G  -  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees. The Company matches 50% of employee contributions up to 6% of a participant's compensation. The Company's contributions under this plan were $97,000, $72,000, and $51,000 for the years ended March 31, 2005, 2004 and 2003.


NOTE  H  -  INCOME  TAXES

     Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws. Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company's deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability. Accordingly, the Company has recorded a full valuation allowance at March 31, 2005 and 2004.

     Significant components of deferred income tax assets and liabilities are as follows at March 31, 2005:

                                                2005           2004
                                            -------------  -------------
Current deferred income tax assets:
Inventories                                 $    116,156   $     64,350
Accrued expenses                                 163,338         33,930
                                            -------------  -------------
                                                 279,494         98,280
Long-term deferred income tax asset:
Intangibles                                       33,130         17,940
Net operating loss carryforward               12,296,918     10,880,432
                                            -------------  -------------
                                              12,330,048     10,898,372
                                            -------------  -------------
Total deferred income tax assets              12,609,542     10,996,652

Long-term deferred income tax liabilities:
Property and equipment depreciation              288,639       (172,770)
Goodwill                                         153,696         94,338
                                            -------------  -------------
                                                 442,335        (78,432)
                                            -------------  -------------

Total net deferred income taxes               12,167,207     11,075,084
Valuation allowance                          (12,167,207)   (11,075,084)
                                            -------------  -------------
Total                                       $          -   $          -
                                            =============  =============

     As of March 31, 2005, the Company has net operating loss carry forwards for federal income tax purposes of approximately $31,531,000 which expire in fiscal years 2006 to 2025.

     The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate for March 31:

                                           Percent of Pre-tax Income
                               ----------------------------------------------
                                    2005            2004            2003
                               --------------  --------------  --------------
Federal statutory rate                  (34%)           (34%)           (34%)
State income taxes                       (5%)            (5%)            (5%)
Permanent differences                      1%              0%              0%

Change in valuation allowance             38%             39%             39%
                               --------------  --------------  --------------
Tax Rate                                   0%              0%              0%
                               ==============  ==============  ==============

     Components of the (benefit) provision for income taxes are as follows for the years ended March 31:

                        2005         2004          2003
                     ----------  ------------  ------------
Current:
  Federal            $       -   $         -   $         -
  State                  4,138         2,053         1,000
                     ----------  ------------  ------------

Deferred:
  Federal              869,866     2,106,637     3,689,424
  State                127,921       309,799       542,562
                     ----------  ------------  ------------

Valuation allowance   (997,787)   (2,416,436)   (4,231,986)
                     ----------  ------------  ------------
Income tax expense   $   4,138   $     2,053   $     1,000
                     ==========  ============  ============

     Income  tax  expense consists primarily of state taxes in 2005, 2004, 2003.


NOTE  I  -  SHAREHOLDERS'  EQUITY

     The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series. The Company is authorized to issue 500 shares of preferred stock and 50,000,000 shares of common stock at $.01 par value. The Company has not issued any shares of preferred stock.

     In fiscal year 2003, the Board of Directors authorized the repurchase of up to the greater of $2,000,000 or 500,000 shares of common stock. There were no purchases in fiscal 2005. As of March 31, 2005 and 2004, a total of 46,750 shares for $98,629 at an average price of $2.11 per share had been repurchased and retired before the repurchase program expired in fiscal year 2004.


NOTE  J  -  SHAREHOLDER  RIGHTS  PLAN

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

NOTE  K  -  STOCK  OPTIONS  AND  WARRANTS

     Stock  Options
     --------------

     The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a six-year period. The plans had 713,370 shares of common stock available for issue at March 31, 2005.


     Option transactions under these plans during the three years ended March 31, 2005 are summarized as follows:


                                                  Weighted average
                               Number of shares    exercise price
                               -----------------  -----------------
Outstanding at March 31, 2002           369,550   $            7.40
  Granted                               167,500                1.88
  Canceled                             (128,675)               8.16
                               -----------------
Outstanding at March 31, 2003           408,375                4.27
  Granted                               140,000                2.62
  Canceled                             (163,260)               5.65
                               -----------------
Outstanding at March 31, 2004           385,115                3.74
  Granted                                72,000                1.79
  Canceled                             (220,485)               3.60
                               -----------------
Outstanding at March 31, 2005           236,630                3.28
                               =================


     The number of shares exercisable at March 31, 2005, 2004 and 2003 was 72,255, 176,815 and 165,325, respectively, at a weighted average exercise price of $4.47, $4.21 and $5.42 per share, respectively.

     The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2005:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        -------------------                                -------------------
                  Weighted average     Weighted         Weighted
   Range of           Number           Remaining         Average          Number        Average
exercise prices     outstanding     contractual life  exercise price   outstanding  exercise price
----------------  ----------------  ----------------  ---------------  -----------  ---------------
     $1.48-$2.91           186,630        4.50 years  $          2.19       39,130  $          2.29
       3.77-5.53            15,000        1.34 years             5.23       12,500             5.17
       5.73-7.22            10,000        1.88 years             6.86        6,375             6.80
      8.50-11.90            25,000        2.05 years             8.82       14,250             8.83
                  ----------------                                     -----------
                           236,630        3.93 years             3.28       72,255             4.47
                  ================                                     ===========

NOTE  K  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED


Stock  Warrants
---------------

     The following is a table of the warrants to purchase shares of the Company's common stock:

                             Warrants    Exercise price   Expiration
                           outstanding      per share        date
                           ------------  ---------------  -----------
Balance at March 31, 2002      286,322   $  4.79 - 17.84  2002 - 2006
  Issued                       350,000          3.00         2008
  Expired                      (45,500)     3.75 -  5.00     2002
                           ------------
Balance at March 31, 2003      590,822      3.00 - 17.84  2005 - 2008
  Issued                             -           -             -
  Expired                            -           -             -
                           ------------
Balance at March 31, 2004      590,822      3.00 - 17.84  2005 - 2008
  Issued                             -           -             -
  Expired                     (144,091)        14.72         2005
                           ------------
Balance at March 31, 2005      446,731      3.00 - 17.84  2006 - 2008
                           ============

     All  warrants  are  exercisable  upon  date  of  grant.

     In fiscal year 2003, 350,000 warrants at a value of $371,000 were issued in connection with the acquisition of the assets of Computer System Products, Inc. These warrants were valued by an independent firm and are exercisable at $3.00.


NOTE  L  -  COMMITMENTS

     The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders, officers and directors of the Company. The Company has determined FIN 46 (R), Consolidation of Variable Interest Entities (VIE's), does not require the consolidation of the partnership with APA's financial statements. The lease agreement, classified as an operating lease, expires November 30, 2009 and provides for periodic increases of the rental rate based on increases in the consumer price index. The Company leases other office and manufacturing facilities space that expires June 30, 2006. Rental expense was $478,000, $485,000 and $149,000 for the years ended March 31, 2005, 2004 and 2003, of which $155,000, $149,000 and $139,000 was paid to the partnership, respectively.

     The Company leases certain equipment under capital lease arrangements with interest ranging from 10% to 10.62% and terms through July 2006. The equipment has a net book value of $78,421 and 104,561 at March 31, 2005 and 2004.

     The following is a schedule of approximate minimum payments required under the capital and operating leases:

                                                   Capital   Operating
    Year ending March 31                            leases     leases
    --------------------                           --------  ----------
        2006                                       $ 49,320  $  494,712
        2007                                          7,964     302,026
        2008                                              -     204,474
        2009                                              -     123,894
        2010                                              -      83,438
        Thereafter                                        -      25,260
                                                   --------  ----------

    Total minimum lease payments                     57,284  $1,233,804
                                                             ==========
    Less: Amounts representing interest               3,448
                                                   --------

    Present value of future minimum lease
      payments                                       53,836

    Less: Current portion                            46,036
                                                   --------

Capital lease obligations, net of current portion  $  7,800
                                                   ========


NOTE  M  -  CONCENTRATIONS

     Major  Customers
     ----------------

     No single customer accounted for more than 10% of the Company's sales in fiscal 2005 and fiscal 2004. Two major customers accounted for 21% and 15% of the Company's sales for the year ended March 31, 2003.

     Suppliers
     ---------

     The Company purchases raw materials, component parts and outsourced labor from many suppliers. Although many of these items are single-sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and the Company cannot guarantee that sufficient quantities or quality of raw materials, component parts and outsourced labor will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices. There were no suppliers that provided more than 10% of the Company's total purchases in the years ended March 31, 2005, 2004 or 2003.

NOTE  N  -  SEGMENTS  OF  BUSINESS

     The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are Optronics and Cables and Networks (APACN). Optronic's revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. APACN's revenue is derived primarily from standard and custom fiber

NOTE  N  -  SEGMENTS  OF  BUSINESS  -  CONTINUED

     optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management's time and other expenses are allocated to each segment. Segment detail is summarized as follows (unaudited, in thousands):

                                    Optronics    Cables & Networks    Eliminations    Consolidated
                                   -----------  -------------------  --------------  --------------
YEAR ENDED MARCH 31, 2005
  External sales                   $      489   $           13,801   $        (404)  $      13,886
  Cost of sales                         1,622                9,980            (404)         11,198
  Operating loss                       (4,129)                 334               -          (3,795)

  Depreciation and amortization           774                  230               -           1,004
  Capital expenditures, net               342                   79               -             421
  Assets                               22,253                7,188          (7,367)         22,074

YEAR ENDED MARCH 31, 2004
  External sales                   $      409   $           11,691   $        (191)  $      11,909
  Cost of sales                         3,074                9,031            (191)         11,914
  Operating loss                       (5,604)                (955)              -          (6,559)
  Depreciation and amortization           797                  174               -             971
  Capital expenditures                    695                   91               -             786
  Assets                               26,187                7,310          (7,413)         26,084

YEAR ENDED MARCH 31, 2003
  External sales                   $      202   $              234   $           -   $         436
  Cost of sales                         2,627                  176               -           2,803
  Operating loss                       (5,269)                 (60)              -          (5,329)
  Depreciation and amortization           811                    -               -             811
  Capital expenditures                    309                   50               -             359
  Assets                               31,458                5,275          (4,848)         31,885


NOTE  O  -  SUBSEQUENT  EVENT  (UNAUDITED)

     In June 2005 the Company sold approximately 2 acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and is part of a single parcel of approximately 12 acres on which the Company has constructed and operates its manufacturing facility. The Company will recognize a gain on the sale of the land in the first quarter of fiscal 2006. The gain is not expected to be material to the financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


ITEM  9A.  CONTROLS  AND  PROCEDURES.

      The Company's chief executive officer and chief financial officer (the same person) has evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, and based on such evaluation has concluded that they are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     During the fiscal quarter ended March 31, 2005, there was no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's controls over financial reporting.

ITEM  9B.  OTHER  INFORMATION

     There were no events during the quarter ended March 31, 2005 required to be disclosed on Form 8-K which were not so disclosed.


                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

     Information regarding directors and the information required by Items 11, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2005.


ITEM  11.     EXECUTIVE  COMPENSATION.

     Information required by Item 11 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Certain information required by Item 12 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in August 2005.

     The following table provides information about the Company's equity compensation plans (including individual compensation arrangements) as of March 31, 2005.

-----------------------------------------------------------------------------------------------------
                                 (a)                      (b)                        (c)
---------------------  ------------------------  ----------------------  ----------------------------
Plan category          Number of securities to   Weighted-average        Number of securities
                       be issued upon exercise   exercise price of       remaining available for
                       of options, warrants or   outstanding options,    future issuance under
                       rights                    warrants and rights     equity compensation
                                                                         plans (excluding securities
                                                                         reflected in column (a))
---------------------  ------------------------  ----------------------  ----------------------------
Equity compensation
plans approved by
security holders                        236,630  $                 3.28                       713,370
---------------------  ------------------------  ----------------------  ----------------------------
Equity compensation
plans not approved by
security holders                        446,731  $                 5.89               Not applicable*
---------------------  ------------------------  ----------------------  ----------------------------
Total                                   683,361  $                 4.99                       713,370
-----------------------------------------------------------------------------------------------------

* These securities are comprised solely of warrants that were not issued pursuant to any formal plan with an authorized number of securities available for issuance.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information required by Item 13 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2005.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2005.

                                     PART IV



ITEM  15.     EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

     (a)     (1)  The following financial statements are filed herewith under
                  Item  8.


               (i)  Report of Independent Registered Public Accounting
                    Firm for the years ended March 31, 2005, 2004 and
                    2003. . . . . . . . . . . . . . . . . . . . . . . . . . . F1

               (ii) Consolidated Balance Sheets as of March 31, 2005.
                    and 2004. . . . . . . . . . . . . . . . . . . . . . . . . F2

               (iii) Consolidated Statements of Operations for the
                     years ended March 31, 2005, 2004 and 2003. . . . . . . . F3

               (iv) Consolidated Statement of Shareholders' Equity for
                    the years ended March 31, 2005, 2004 and 2003 . . . . . . F4

               (v)  Consolidated Statements of Cash Flows for the years
                    ended March 31, 2005, 2004 and 2003 . . . . . . . . . . . F6

               (vi) Notes to the Consolidated Financial Statements for
                    the years ended March 31, 2005, 2004 and 2003 . . . . . . F7


             (2) Financial Statement Schedules: See Schedule II on page following signatures.

     (b)     Exhibits.  See  Exhibit  Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APA  Enterprises,  Inc.


Date:  June  28,  2005             By  /s/  Anil  K.  Jain
                                      ------------------------------------------
                                       Anil  K.  Jain
                                       President  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                       DATE
---------------------------  ------------------------------------------  --------------
/s/ Anil K. Jain             President, Chief Executive Officer,         June 28 , 2005
---------------------------  Chief Financial Officer and
Anil K. Jain                 Director (principal executive officer
                             and principal financial officer)

/s/ Kenneth A. Olsen         Secretary, Vice President, and Director     June  28, 2005
---------------------------
Kenneth A. Olsen

/s/ Daniel Herzog            Comptroller (principal accounting officer)  June 28 , 2005
---------------------------
Daniel Herzog

/s/ John G. Reddan           Director                                    June 28 , 2005
---------------------------
John G. Reddan

/s/ Ronald G. Roth           Director                                    June  28, 2005
---------------------------
Ronald G. Roth

/s/ Stephen A. Zuckerman MD  Director                                    June  28, 2005
---------------------------
Stephen Zuckerman

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        Additions
                                              -------------------------------
                                  Balance at   Charged to:      Charged to:
                                  Beginning     Cost and          Other           Balance at
Description                       of Period     Expenses         Accounts         Deductions     End of Period
                                 -----------  -------------  ----------------  ----------------  --------------
Allowance for doubtful accounts
  March 31, 2005                 $    49,038  $     33,000   $   10,692   (2)  $    35,623  (3)  $       57,107
  March 31, 2004                      20,644        31,500        2,562   (2)        5,668  (3)          49,038
  March 31, 2003                           -             -       20,644   (1)            -               20,644

Inventory Reserves
  March 31, 2005                     110,463       158,007            -             79,381  (5)         189,089
  March 31, 2004                   1,184,760       200,040     (936,537)  (4)      337,800  (5)         110,463
  March 31, 2003                     350,000       (89,044)   1,000,000   (1)       76,196  (5)       1,184,760

(1)  From purchase entry related to acquisition of Computer System Products, Inc
     (CSP).
(2)  Represents  recovery  of  bad  debt  and  other  adjustments.
(3)  Represents  writeoffs  of  bad  debt.
(4) Represents purchase price adjustment activities relating to acquisitions of CSP and Americable, Inc.
(5)  Represents  inventory  adjustments

                   REPORT OF INDEPENDENT REGISTERED CERTIFIED
                   ------------------------------------------

                       PUBLIC ACCOUNTING FIRM ON SCHEDULE
                       ----------------------------------


To  the  Board  of  Directors  and  Shareholders

APA  Enterprises,  Inc.

     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of APA Enterprises, Inc. and subsidiaries referred to in our report dated April 25, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ GRANT THORNTON LLP

Minneapolis,  Minnesota

April  25,  2005

                                               EXHIBIT INDEX
=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
 NUMBER                       DESCRIPTION                                    BY REFERENCE TO
--------  -------------------------------------------------------  ------------------------------------
   2.1    Asset Purchase Agreement between APACN and               Exhibit 2.1 to Form 8-K filed
          CSP, Inc.                                                March 31, 2003

   2.1    Asset Purchase Agreement between APACN and               Exhibit 2.1 to Form 8-K filed July
          Americable, Inc.                                         2, 2003

   2.2    Agreement Not to Compete with Peter Lee as part of       Exhibit 2.2 to Form 8-K filed
          CSP asset purchase                                       March 31, 2003

   2.3    Asset Purchase Agreement between APA Enterprises,        **
          Inc. and Software Moguls India Private Limited and S
          M Infoexpert Private Limited

   3.1    Restated Articles of Incorporation, as amended to date   Exhibit 3.1 to Registrant's Report
                                                                   on Form 10-Q for the quarter
                                                                   ended September 30, 2000

 3.1 (a)  Restated Articles of Incorporation, as amended to date   Exhibit 3.1 to Registrant's Report
          thru August 25, 2004                                     on Form 10-Q for the quarter
                                                                   ended September 30, 2004

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

  4.1(b)  State of South Dakota Board of Economic                  Exhibit 4.1(b) to the June 1996
          Development Security Agreement REDI Loan No: 95-         10-QSB
          13-A dated May 28, 1996
  4.2(a)  700,000 Loan Agreement dated June 24, 1996 by            Exhibit 4.2(a) to the June 1996 10-
          and between Aberdeen Development Corporation and         QSB
          APA Enterprises, Inc.

  4.2(b)  300,000 Loan Agreement dated June 24, 1996               Exhibit 4.2(b) to the June 1996
          between Aberdeen Development Corporation and             10-QSB
          APA Enterprises, Inc.

  4.2(c)  250,000 Loan Agreement dated June 24, 1996 by            Exhibit 4.2(c) to the June 1996 10-
          and between Aberdeen Development Corporation and         QSB
          APA Enterprises, Inc.


=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
 NUMBER                       DESCRIPTION                                    BY REFERENCE TO
--------  -------------------------------------------------------  ------------------------------------
  4.2(d)  300,000 Loan Agreement dated June 24, 1996 by            Exhibit 4.2(d) to the June 1996
          and between Aberdeen Development Corporation and         10-QSB
          APA Enterprises, Inc.

  4.2(e)  Amended Loan Agreement with Aberdeen                     Exhibit 4.2(e) to Registrants
          Development Corporation and APA Enterprises, Inc.        Report on Form 10-K for fiscal
                                                                   year ended March 31, 2004

  4.2(f)  Purchase Agreement for land with Aberdeen                **
          Development Corporation and APA Enterprises, Inc.

  4.3(a)  Loan Agreement between South Dakota Economic             Exhibit 4.3(a) to the June 1996 10-
          Development Finance and APA Enterprises, Inc.            QSB

  4.3(b)  Mortgage and Security Agreement - One Hundred            Exhibit 4.3(b) to the June 1996
          Day Redemption from APA Enterprises, Inc. to South       10-QSB
          Dakota Economic Development Finance Authority
          dated as of June 24, 1996

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

 10.1(b)  Amendment and Extension of Sublease Agreement            Exhibit 10.1(b) to 2000 10-K
          dated August 31, 1999


=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
 NUMBER                       DESCRIPTION                                    BY REFERENCE TO
--------  -------------------------------------------------------  ------------------------------------
 10.1(c)  Lease Agreement between Registrant and Jain-Olsen        Exhibit 10.1(c) to Registrant's
          Properties                                               Form 10Q-SB for quarter ended
                                                                   September 30, 2004

*10.2(a)  Stock Option Plan for Nonemployee Directors              Exhibit 10.3a to Registrant's
                                                                   Report on Form 10-KSB for the
                                                                   fiscal year ended March 31, 1994
                                                                   (the "1994 10-KSB")

*10.2(b)  Form of option agreement issued under the                Exhibit 10.3b to 1994 10-KSB
          Nonemployee Directors Plan

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

  *10.6   Form of Agreement regarding                              Exhibit 10.2 to the September
          Employment/Compensation upon Change in Control           1997 10-QSB
          with Messrs. Jain and Olsen

  *10.7   Form of Agreement regarding Indemnification of           Exhibit 10.7 to Registrant's Report
          Directors and Officers with Messrs. Jain, Olsen,         on From 10-K for the fiscal year
          Ringstad, Roth, Von Wald and Zuckerman                   ended March 31, 2002.

   10.8   Sublease agreement between Newport and APACN             Exhibit 10.8 to Registrant's Report
                                                                   of Form 10-QSB for the quarter
                                                                   ended June 30, 2003

   10.9   Sublease agreement between Veeco Compound                Exhibit 10.9 to Registrant's Report
          Semiconductor and APA Enterprises, Inc.                  of Form 10-K for the fiscal year
                                                                   ended March 31, 2004

 10.9(b)  Amendment to sublease between Veeco Compound             Exhibit 10.9 (b) to Registrant's
          Semiconductor and APA Enterprises, Inc.                  Report on Form 10-QSB for the
                                                                   quarter ended September 30, 2004
 *10.10   Ken Olsen Separation Agreement                           Exhibit 10.10 to Registrant's
                                                                   Report on Form 10-K for the fiscal
                                                                   year ended March 31, 2004

 *10.11   Stock option agreement with Cheri Podzimek,              **
          President of APACN

   14     Code of Ethics                                           Exhibit 14 to Registrant's Report
                                                                   on Form 10-K for the fiscal year
                                                                   ended March 31, 2004


=======================================================================================================
                                                                       PAGE NUMBER OR INCORPORATED
 NUMBER                       DESCRIPTION                                    BY REFERENCE TO
--------  -------------------------------------------------------  ------------------------------------
   21     List of Subsidiaries                                     **

   23.1   Consent of Grant Thornton LLP                            **

   31.1   Certification of Chief Executive Officer Pursuant to     **
          Section 302 of the Sarbanes-Oxley Act of 2002

   32.1   Certification of Chief Executive Officer and Principal   **
          Financial Officer Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.

**  Filed  with  this  Report.