Form 10-Q
period 2005-06-30
APA Enterprises, Inc.
filed 2005-08-12
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at August 5, 2005
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$10,051,889	$10,813,492
Accounts receivable, net of allowance for uncollectible accounts of $67,601 at June 30, 2005 and $57,107 at March 31, 2005	1,449,171	1,446,248
Inventories	1,381,630	1,270,653
Prepaid expenses	220,135	264,372
Bond reserve funds	42,828	131,548
Total current assets	13,145,653	13,926,313

Property, plant and equipment, net	3,823,244	3,946,998

Other assets:
Bond reserve funds	336,211	337,091
Goodwill	3,422,511	3,422,511
Other	404,809	441,101
	4,163,531	4,200,703

Total assets	$21,132,428	$22,074,014

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,360,237	$1,471,036
Accounts payable	1,019,053	814,005
Accrued compensation	561,568	568,950
Accrued expenses	153,899	190,062
Total current liabilities	3,094,757	3,044,053

Long-term debt	1,975	107,800

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at June 30, 2005 and 2004	118,723	118,723
Additional paid-in capital	51,964,625	51,960,084
Accumulated deficit	(34,047,652)	(33,156,646)
Total shareholders’ equity	18,035,696	18,922,161

Total liabilities and shareholders’ equity	$21,132,428	$22,074,014

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2005	2004

Revenues	$3,512,563	$3,687,718

Cost of sales	2,787,453	3,086,843

Gross profit	725,110	600,875

Operating expenses
Research and development	323,598	191,208
Selling, general and administrative	1,470,408	1,350,907
	1,794,006	1,542,115

Loss from operations	(1,068,896)	(941,240)

Other income	201,722	265,606
Other expense	(22,882)	(25,252)
	178,840	240,354

Loss before income taxes	(890,056)	(700,886)

Income taxes	950	1,950

Net loss	$(891,006)	$(702,836)

Net loss per share:
Basic and diluted	($0.08)	($0.06)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,

	2005	2004
Operating activities
Net loss	$(891,006)	$(702,836)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
Depreciation and amortization	269,847	239,481
Gain on sale of assets	(109,935)	(208,314)
Compensation expense	4,541	(13,462)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,923)	137,775
Inventories	(110,977)	(63,878)
Prepaid expenses and other	44,130	45,617
Accounts payable and accrued expenses	161,503	216,127
Net cash used in operating activities	(634,820)	(349,490)

Investing activities
Purchases of property and equipment	(121,259)	(261,611)
Proceeds from sale of assets	1,500	220,000
Net cash used in investing activities	(119,759)	(41,611)

Financing activities
Repayment of long-term debt	(96,624)	(199,792)
Decrease in bond reserve funds	89,600	89,023
Net cash used in financing activities	(7,024)	(110,769)

Decrease in cash and cash equivalents	(761,603)	(501,870)

Cash and cash equivalents at beginning of period	10,813,492	13,544,910

Cash and cash equivalents at end of period	$10,051,889	$13,043,040

Noncash investing and financing activities
Capital expenditure included in accounts payable	$-	$225,000
Net assets held for sale	-	44,880

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

Note 2. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30

	2005	2004

Numerator for basic and diluted net loss	$(891,006)	$(702,836)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331

Basic and diluted net loss per share	($0.08)	($0.06)

Common stock options and warrants to purchase 633,940 and 975,937 shares of common stock with a weighted average exercise price of $3.05 and $6.35 were outstanding at June 30, 2005 and 2004, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3. Segment Reporting

The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are (1) Optronics and (2) Cables and Networks (APACN). Optronics’ revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. Cables & Network’s revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management’s time and other expenses are allocated to each segment.

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Three months ended June 30, 2005
External sales	$103	$3,509	$(99)	$3,513
Gross profit	(186)	912	(1)	725
Operating loss	(1,001)	(68)	-	(1,069)
Depreciation and amortization	210	60	-	270
Capital expenditures	87	34	-	121
Assets	21,149	7,341	(7,358)	21,132

Three months ended June 30, 2004
External sales	$143	$3,672	(127)	$3,688
Goss profit	(429)	1,030	-	601
Operating income (loss)	(1,036)	95	-	(941)
Depreciation and amortization	185	54	-	239
Capital expenditures	234	28	-	262
Assets	25,032	7,529	(7,402)	25,159

Note 4. Sale of Optics Manufacturing Operations

In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the 4th quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the Aberdeen Development Corporation (ADC), which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004. The Company recorded a gain of approximately $208,000 on the sale in the first quarter of fiscal 2005.

Note 5. Sale of Land

In June 2005 the Company sold approximately 2 acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining $120,000 debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and is part of a single parcel of approximately 12 acres on which the Company has constructed and operates its manufacturing facility. The Company recognized a gain of approximately $109,000 on the sale of the land in the first quarter of fiscal 2006.

Note 6. Stock Based Compensation

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company’s stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company rec-ognized compensation expense of $4,541 for the three months ended June 30, 2005, versus income of $13,462 for the three months ended June 30, 2004. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following three months ended:

	Three Months Ended
	June 30

	2005	2004

Net loss to common shareholders - as reported	$(891,006)	$(702,836)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,565)	(48,342)
Net loss - pro forma	$(922,571)	$(751,178)

Basic and diluted net loss per common share - as reported	($0.08)	($0.06)
Basic and diluted net loss per common share - pro forma	($0.08)	($0.06)

Note 7. Adoption of New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective April 1, 2006. Management has not yet determined the impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report about future sales prospects and other matters to occur in the future are forward looking statements and are subject to uncertainties due to many factors, many of which are beyond our control. These factors include, but are not limited to, the continued development of our products, acceptance of those products by potential customers, our ability to sell such products at a profitable price, and our ability to fund our operations. For further discussion regarding these factors, see “Factors That May Influence Future Results.”

OVERVIEW

APA Enterprises, Inc., (formerly known as APA Optics, Inc.) consisting of the Optronics group and the Cables & Networks group (APACN), develops, designs, manufactures and markets fiber optics, copper and gallium nitride (GaN) based components and devices for industrial, commercial, consumer and scientific applications. Optronics is active in the development, design, manufacture and marketing of ultraviolet (UV) measurement instruments for consumers and industrial customers, and gallium nitride (GaN) based transistors for power amplifiers and other commercial applications. Cables & Networks designs, manufactures and markets a variety of fiber optic and copper components to the data communication and telecommunication industries. Both groups also source from third parties components and devices for direct and value-added sales to our customers in all these technology areas.

APACN provides broadband service providers a complete line of high-performance components and connectivity solutions that enable customers to implement reliable networks that extend from the central office through the outside plant including the APACN Fiber Scalability Center (FSC), a modular line of outside plant cabinets, for the Fiber to the Premise (FTTP) market. The Company began shipping FSCs in Fiscal 2005.

In addition, APACN supplies custom products and value-added services to Original Equipment Manufacturers (OEMs) and commercial data networks.

In January 2004 Optronics terminated its optics manufacturing in Blaine, Minnesota as described in Note 4. Additionally in January 2004 Optronics consolidated its fiber optics product line operations within Blaine. Optronics plans to continue to market and sell fiber optic products using mainly Cables & Network’s sales team and channels. We outsource several components from third parties including passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

Plastic models of the consumer Personal UV Monitor (PUVM) offered by the Optronics segment are now in production. The focus is now on sales for the 2005 calendar year holiday season and spring/summer 2006 season. We are also developing an additional clip-on hybrid plastic/metal model that can be manufactured to our quality standards by the supplier that utilizes the existing electronics. Work also continues on an expansion of the consumer sun protection product line built around the technology of the PUVM.

Optronics’ 4-band “Profiler M” radiometer, which serves the printing and coating industries that use UV curing, is now in production. This instrument measures the intensity and distribution of four UV bands to help setup and monitor the curing process. An ongoing series of field tests performed in the last quarter of fiscal year 2005 by UV curing equipment makers and others working in this field produced positive feedback. Marketing and sales activities for the Profiler M are now focused on setting up domestic and international distribution channels and making sales. We plan to sell the instrument through general suppliers to the UV industry, equipment manufacturer’s who will bundle it with their machines or offer it as an after-sale add-on, and makers of inks and coatings.

Optronics research and development continues to market improved epitaxial foundry services for GaN/AlGaN transistors in order to advance our development of power amplifiers used primarily for cellular infrastructure applications. Manufacturing reliable transistors is difficult and costly due to the challenge of developing long-lived, stable transistors and the necessary large investment in capital equipment. While the Optronics R&D division routinely processes epitaxial layers to ensure suitability for power transistors, we have, in the past, relied on contractual services and support from other sources to process, package, and test the transistors needed to develop these power amplifiers. As others in the industry work to demonstrate and manufacture reliable transistors, the Optronics R&D group will now procure such transistors while concentrating on the development and manufacture of power amplifiers. We will continue to seek employing our intellectual property to establish strategic business alignments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

Consolidated revenues for the three months ended June 30, 2005 were $3,512,563 as compared to $3,687,718 in 2004, a decrease of 5%.

Revenues at Cables & Networks were $3,508,388, compared to sales of $3,671,812 reported in the same quarter a year ago, a decrease of 4%. Sales for the current quarter to broadband service providers and commercial data networks were $2,572,000 versus $2,484,000 in the prior year quarter. The increase was primarily due to slightly higher revenues from customers in the Fiber-to-the-Premise market which were offset by lower sales to several cable television operators and MSO’s (Multiple Service Operators). The Company does not believe that the MSO sales decline is a trend, but rather the result of project timing. Sales to OEM’s were $911,000 versus $1,188,000 in the year ago period. The decrease is due to lower sales to our largest OEM customer compared to last year. This customer serves primarily the semiconductor industry. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. We anticipate that revenues at Cables & Networks will increase slightly in the second quarter of this year.

Gross revenues at Optronics decreased $39,596, or 28%, to $102,898 from $142,494 in the same quarter a year ago. Gross revenues for the first quarter ended reflect approximately $99,000 of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $127,000 in the comparable period last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter. The net decrease in revenues for the quarter was due primarily to lower sales of consumer GaN and fiber optics products.

GROSS PROFIT AND COST OF SALES

Cables & Network’s gross profit decreased $118,000, or 11%, to $911,940 from $1,029,940. Gross margins as a percent of revenues decreased from 28% to 26%. The decrease in margins were mainly from competitive price pressures. While the Company has successfully lowered product costs over the past year, we continue to pursue further component and labor cost reductions to respond to ongoing market pressures.

Gross cost of sales at Optronics decreased $283,174, or 50%, to $288,385 from $571,559. Gross cost of sales reflects approximately $97,000 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus approximately $127,000 in the last year period. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. The net decrease in cost of sales is due to lower personnel costs between years, mainly within the GaN area, due to expense reductions related to the procurement of GaN products from off shore suppliers.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the second quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses increased $132,390 to $323,598, from $191,208 in the prior year period. The increase is due mainly to personnel costs associated with power amplifier development, along with additional facility rent and depreciation expenses associated with the semiconductor machine housed at an outside facility which began operating in November 2004.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses increased $119,501, or 9%, to $1,470,408 from $1,350,907 in 2004.

S, G, & A expenses at Cables & Networks increased $44,191, or 5%, to $979,548 from $935,357. The majority of the decrease is attributable to higher personnel and related costs as a part of our plan to grow our revenue and customer base. We expect expenses to increase slightly as we continue our plans to expand our sales presence and grow revenue.

S, G, & A expenses at Optronics increased $76,653, or 18%, to $492,203 from $415,550. The increase is due mainly to higher personnel expenses associated with our newly acquired India facility, offset by lower professional fees.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations increased $127,656, or 14%, to $1,068,896 from $941,240 in 2004.

The loss from operations at Cables & Networks was $67,608 versus income of $94,583 in the fiscal 2004 quarter.  The decreased income in the quarter was mainly a combination of lower sales and slightly higher S, G, & A expenses between years.

The loss from operations at Optronics decreased $34,535, or 3%, to $1,001,288, from a loss of $1,035,823 in the year ago period. The decrease in the loss is primarily the result of the cost reductions implemented during fiscal 2005, mainly through reductions in personnel and related expenses in our consumer and industrial GaN production area. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

Consolidated other income and expense decreased $61,514 to $178,840 from $240,354 in 2004.

Other income at Cables & Networks decreased $10,098, primarily due to a contingent goodwill earnout payment received in the prior year related to the CSP acquisition. Other expense increased $17,086 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics decreased $35,563 to $287,306. This resulted from a one-time gain in fiscal 2004 of approximately $208,000 for the sale of the optics product line, which was not fully offset by a 2005 gain on the sale of land at our Aberdeen location, in the amount of approximately $108,000, plus an increase in interest income of approximately $60,000 due to a higher rate of interest earned on investments.

NET LOSS

Consolidated net loss for the quarter increased $188,170, or 27%, to $891,006, or $.08 cents per share, from $702,836, or $.06 cents per share in the year ago period.

Cables & Networks had a net loss of $155,176 in the quarter, compared to income of $33,199 in the year ago quarter. The decrease was due to lower sales and increased S, G, & A expenses.

Optronics recorded a net loss of $735,830, relatively unchanged from a loss of $736,035 from the same period of fiscal 2005. The fiscal 2006 quarter reflects reduced cost of sales of $243,578 from the prior year period due to cost reductions implemented, offset by increased R&D expenses related to the additional semiconductor machine and increased S, G & A expenses, mainly due to start up operations in our India facility. While cost reductions implemented over the past year at Optronics have helped lower the overall losses for the Company, achieving profitability in the future will strongly depend upon Optronic’s ability to manufacture and market gallium-nitride products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds, U.S. Government instruments or other government instruments with original maturities of less than three months.

Cash used in operating activities was $634,820 for the three month period ending June 30, 2005 compared to $129,490 used in the same period in fiscal 2004. The increase in the cash used between the two periods reflects increases in inventory as well as an increase in loss from operations.

We used net cash of $119,759 in investing activities for the three months ended June 30, 2005 compared to $261,611 used in the same period of the preceding fiscal year. The use of cash reflects capital expenditures. We anticipate a total of approximately $300,000 to $500,000 in capital expenditures in fiscal 2006, including the building of a new facility in India.

Net cash used in financing activities for the three months ended June 30, 2005 totaled $7,024. We used $96,624 for reduction of debt and generated $89,600 from the reduction of bond reserve funds. During the same period in fiscal 2004 we used $110,769 in financing activities, of which $199,792 was used for the scheduled reduction of debt and $89,023 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt	$1,364	$1,362	$2	$0	$0
Leases	1,223	484	507	207	25

Total Contractual Cash
Obligations	$2,587	$1,846	$509	$207	$25

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Accounting for income taxes; and
•	Valuation and evaluating impairment of long-lived assets and goodwill

Accounting for Income Taxes

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2005, we recorded a full valuation allowance of $12,167,207 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $31,531,000 which expire in fiscal years 2006 to 2025.

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

Valuation and evaluating impairment of long-lived assets and goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill should not be amortized but reviewed for impairment at the fiscal year end or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2005 and 2004 and concluded that no impairment had occurred.

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended June 30, 2005.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have not been profitable since fiscal 1990. As of June 30, 2005, we had an accumulated deficit of $34 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Acquisitions or investments could have an adverse affect on our business.

We acquired assets in India in March 2005 as part of a strategy to take advantage of lower manufacturing costs in India. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

•	Challenges associated with integrating the operations, personnel, etc., of an acquired company;
•	Potentially dilutive issuances of equity securities;
•	Reduced cash balances and or increased debt and debt service costs;
•	Large one-time write-offs of intangible assets;
•	Risks associated with geographic or business markets different than those we are familiar with; and
•	Diversion of management attention from current responsibilities.

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

We purchase components and labor that are incorporated into our products from outside vendors. In the case of the SunUV® Personal UV Monitor, we supply components to an outside assembler who delivers the completed product. If these vendors fail to supply us with components or completed assemblies on a timely basis, or if the quality of the supplied components or completed assemblies is not acceptable, we could experience significant delays in shipping our products. Any significant interruption in the supply or support of any components or completed assemblies could seriously harm our sales and our relationships with our customers. In addition, we have increased our reliance on the use of contract manufacturers to make our products. If these contract manufacturers do not fulfill their obligations or if we do not properly manage these relationships, our existing customer relationships may suffer.

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

Manufacturing of our products is a complex and precise process. We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. If demand for our products increases, we will be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

•	Difficulties in achieving adequate yields from new manufacturing lines,
•	Difficulty maintaining the precise manufacturing processes required by our products while increasing capacity,
•	The inability to timely procure and install the necessary equipment, and
•	Lack of availability of qualified manufacturing personnel.

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

Since the time we first introduced our fiber optic components to the marketplace we have seen the average selling price of fiber optic components decline. We expect this trend to continue. To achieve profitability in this environment we must continually decrease our costs of production. In order to reduce our production costs, we will continue to pursue one or more of the following:

•	Seek lower cost suppliers of raw materials or components.
•	Work to further automate our assembly process.
•	Develop value-added components based on integrated optics.
•	Seek offshore sources for manufacturing and assembly services.

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

We have acquired facilities in India which will support design and production of our products. We also source products and labor from off shore suppliers. We expect that our foreign operations and reliance on off shore sourcing will increase in the future. As such we are subject to the risks of conducting business internationally. Those risks include but are not limited to:

•	local economic and market conditions;
•	political and economic instability;
•	fluctuations in foreign currency exchange rates;
•	tariffs and other barriers and restrictions;
•	geopolitical and environmental risks; and
•	changes in diplomatic or trade relationships and natural disasters.

We cannot predict whether our business operations and reliance in these markets will be affected adversely by these conditions.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products.

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. As of June 30, 2005, no one customer provides greater than 10% of sales for all periods presented.

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

Some of the Company’s products are designed to be deployed in large and complex networks and must be compatible with other components of the system, both current and future. Our customers may discover errors or defects in our products only after they have been fully deployed. In addition, our products may not operate as expected over long periods of time. In the case of the SunUV® Personal UV Monitor, a consumer product, customers could encounter a latent defect not detected in the quality inspection. If we are unable to fix errors or other problems, we could lose customers, lose revenues, suffer damage to our brand and reputation, and lose our ability to attract new customers or achieve market acceptance. Each of these factors would negatively impact cash flow and would seriously harm our business, financial condition and results of operations.

Product defects could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;
•	delays in product shipments;
•	unexpected expenses and diversion of resources to replace defective products or identify the source of errors and correct them;
•	damage to our reputation and our customer relationships;
•	delayed recognition of sales or reduced sales; and
•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

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

Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that as of the end of the fiscal period covered by this report the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) were sufficiently effective to ensure that the information required to be disclosed by the Company in the report was gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal period covered by this report that materially affected, or are likely to materially affect, the Company’s control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Item 3 in Part 1 of our report on From 10-K for the fiscal year ended March 31, 2005 for information on EIT v. APA Enterprises, Inc There have been no material developments in this litigation since the date of the filing of the report on Form 10-K.

ITEMS 2 THROUGH 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification required of Chief Executive Officer and Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K.

A report on Form 8-K dated June 27, 2005 reporting the results of operations for quarter and fiscal year ended March 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      APA ENTERPRISES, INC.

8/12/05	/s/ Anil K. Jain
Date	Anil K. Jain
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

8/12/05	/s/ Daniel Herzog
Date	Comptroller
(Principal Accounting Officer)