Form 10-Q
period 2005-09-30
APA Enterprises, Inc.
filed 2005-11-14
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at November 4, 2005
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$8,880,807	$10,813,492
Accounts receivable, net of allowance for uncollectible accounts of $76,677 at September 30, 2005 and $57,107 at March 31, 2005	1,716,797	1,446,248
Inventories	1,650,994	1,270,653
Prepaid expenses and other	398,120	395,920
Total current assets	12,646,718	13,926,313

Property, plant and equipment, net	3,571,453	3,946,998

Other assets:
Bond reserve funds	338,140	337,091
Goodwill	3,422,511	3,422,511
Other	371,190	441,101
	4,131,841	4,200,703

Total assets	$20,350,012	$22,074,014

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,364,920	$1,471,036
Accounts payable	1,079,043	814,005
Accrued compensation	762,377	568,950
Accrued expenses	147,622	190,062
Total current liabilities	3,353,962	3,044,053

Long-term debt, net of current maturities	25,833	107,800

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at September 30, 2005 and March 31, 2005	118,723	118,723
Additional paid-in capital	51,962,774	51,960,084
Accumulated deficit	(35,111,280)	(33,156,646)
Total shareholders’ equity	16,970,217	18,922,161

Total liabilities and shareholders’ equity	$20,350,012	$22,074,014

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$4,069,367	$3,668,068	$7,581,930	$7,355,786

Cost of sales	3,165,297	2,885,804	5,952,750	5,972,647

Gross profit	904,070	782,264	1,629,180	1,383,139

Operating expenses
Research and development	346,707	220,595	670,305	411,803
Selling, general and administrative	1,677,031	1,474,208	3,147,439	2,825,115
	2,023,738	1,694,803	3,817,744	3,236,918

Loss from operations	(1,119,668)	(912,539)	(2,188,564)	(1,853,779)

Other income	79,437	55,221	281,159	320,827
Other expense	(22,647)	(24,979)	(45,529)	(50,231)
	56,790	30,242	235,630	270,596

Loss before income taxes	(1,062,878)	(882,297)	(1,952,934)	(1,583,183)

Income taxes	750	750	1,700	2,700

Net loss	$(1,063,628)	$(883,047)	$(1,954,634)	$(1,585,883)

Net loss per share:
Basic and diluted	($0.09)	($0.07)	($0.16)	($0. 13)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,

	2005	2004
Cash Flow from operating activities
Net loss	$(1,954,634)	$(1,585,883)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
Depreciation and amortization	544,573	476,303
Gain on sale of assets	(93,126)	(208,314)
Compensation expense, net	2,690	(28,908)
Changes in operating assets and liabilities:
Accounts receivable, net	(270,549)	246,651
Inventories	(380,341)	(3,083)
Prepaid expenses and other	(51,775)	24,455
Accounts payable and accrued expenses	416,025	133,199
Net cash used in operating activities	(1,787,137)	(945,590)

Cash flow from investing activities
Purchases of property and equipment	(234,793)	(293,909)
Proceeds from sale of assets	111,680	220,000
Net cash used in investing activities	(123,113)	(73,909)

Cash flow from financing activities
Repayment of long-term debt	(68,083)	(205,648)
Decrease in bond reserve funds	45,648	43,692
Net cash used in financing activities	(22,435)	(161,956)

Decrease in cash and cash equivalents	(1,932,685)	(1,181,455)

Cash and cash equivalents at beginning of period	10,813,492	13,544,910

Cash and cash equivalents at end of period	$8,880,807	$12,363,455

Noncash investing and financing activities
Capital expenditure included in accounts payable	$-	$(225,000)

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

Note 2. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator for basic and diluted net loss	$(1,063,628)	$(883,047)	$(1,954,634)	$(1,585,883)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331	11,872,331	11,872,331

Basic and diluted net loss per share	($0.09)	($0.07)	($0.16)	($0.13)

Common stock options and warrants to purchase 647,195 and 873,742 shares of common stock with a weighted average exercise price of $2.96 and $6.65 were outstanding at September 30, 2005 and 2004, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

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

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Three months ended September 30, 2005
External sales	$109	$4,058	$(98)	$4,069
Gross profit (loss)	(192)	1,097	(1)	904
Operating income (loss)	(1,127)	7	-	(1,120)
Depreciation and amortization	217	58	-	275
Capital expenditures	52	62	-	114
Assets	20,257	7,440	(7,347)	20,350

Three months ended September 30, 2004
External sales	$149	$3,623	(104)	$3,668
Gross profit (loss)	(240)	1,022	-	782
Operating income (loss)	(1,026)	113	-	(913)
Depreciation and amortization	179	58	-	237
Capital expenditures	2	30	-	32
Assets	24,056	7,506	(7,391)	24,171

Six months ended September 30, 2005
External sales	$213	$7,566	$(197)	$7,582
Gross profit (loss)	(378)	2,009	(2)	1,629
Operating loss	(2,128)	(61)	-	(2,189)
Depreciation and amortization	427	118	-	545
Capital expenditures	139	96	-	235
Assets	20,257	7,440	(7,347)	20,350

Six months ended September, 2004
External sales	$292	$7,295	(231)	$7,356
Gross profit (loss)	(669)	2,052	-	1,383
Operating income (loss)	(2,061)	207	-	(1,854)
Depreciation and amortization	364	112	-	476
Capital expenditures	236	58	-	294
Assets	24,056	7,506	(7,391)	24,171

Note 4. Sale of Optics Manufacturing Operations

In January, 2004 the Company announced the cessation of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the 4th quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the Aberdeen Development Corporation (ADC), which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004. The Company recorded a gain of approximately $208,000 on the sale in the first quarter of fiscal 2005.

Note 5. Sale of Land

In June 2005 the Company sold approximately 2 acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining $120,000 debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and was part of a single parcel of approximately 12 acres on which the Company has constructed and operates its manufacturing facility. The Company recognized a gain of approximately $109,000 on the sale of the land in the first quarter of fiscal 2006.

Note 6. Stock Based Compensation

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company’s stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company rec-ognized compensation income of $1,851 and expense of $2,690 for the three and six months ended September 30, 2005, versus recognizing compensation income of $15,446 and $28,908 for the three and six months ended September 30, 2004. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following three and six months ended:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss to common shareholders - as reported	$(1,063,628)	$(883,047)	$(1,954,634)	$(1,585,883)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,961)	(37,980)	(61,526)	(86,322)
Net loss - pro forma	$(1,093,589)	$(921,027)	$(2,016,160)	$(1,672,205)

Basic and diluted net loss per common share - as reported	($0.09)	($0.07)	($0.16)	($0.13)
Basic and diluted net loss per common share - pro forma	($0.09)	($0.08)	($0.17)	($0.14)

Note 7. Adoption of New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company is required to apply Statement 123(R) effective April 1, 2006. Management has not yet determined the impact.

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

OVERVIEW

APA Enterprises, Inc., (formerly known as APA Optics, Inc.) consists of the Optronics group and the Cables & Networks group (APACN or Cables & Networks). Optronics is active in the development, design, manufacture and marketing of ultraviolet (UV) measurement instruments for consumers and industrial customers, and gallium nitride (GaN) based transistors for power amplifiers and other commercial applications. APACN designs, manufactures and markets a variety of fiber optic and copper components for the data communication and telecommunication industries. Both groups also source components and devices from third parties for direct and value-added sales to our customers in all these technology areas.

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

In January 2004 Optronics terminated its optics manufacturing in Blaine, Minnesota as described in Note 4. Additionally in January 2004 Optronics consolidated its fiber optics product line operations within Blaine. Optronics plans to continue to market and sell fiber optic products using mainly APACN’s sales team and channels. We outsource several components from third parties including passive optical splitters, arrayed waveguides (AWGs) and wavelength division multiplexers (WDMs) based on Thin Film Filter (TFF) technology, which we combine with our internally manufactured products to create value added components for our customers. The majority of our outsourced product providers are located offshore.

Plastic and metal models of the consumer Personal UV Monitor (PUVM) offered by Optronics continue in production, and the focus remains on sales for the spring/summer 2006 season. An attractive new clip-on hybrid plastic/metal model that can be manufactured to our quality standards by the supplier has been developed. A new product called the SunUVStationTM has also been introduced and we plan to provide samples to retail channels in the third quarter of fiscal 2006. This product is similar in size to an outdoor temperature gauge, measures the UV Index and is targeted to consumers and institutions for use in backyards, patios, swimming pool areas, and other public places where people need to be reminded about UV intensity. Manufacturing will be performed, in part, in our APA facility in India. The SunUVStation complements the PUVM and retailers are interested in offering both.

Optronics’ 4-band Profiler M radiometer, which serves the printing and coating industries that use UV curing, is now in production and sales have started. This instrument measures the intensity and distribution of four UV bands to help set up and monitor the curing process. Two domestic distributors offer the product, and additional domestic and international distribution discussions are underway. We plan to sell the instrument through equipment and supplies manufacturers in addition to general distributors.

Optronics continues to offer epitaxial foundry services for GaN/AlGaN transistors to third parties. We also use our foundry for internal research and development, to advance our development of power amplifiers used primarily for cellular infrastructure applications. Manufacturing reliable transistors is difficult and costly due to the challenge of developing long-lived, stable transistors and the necessary large investment in capital equipment. While the Optronics R&D division routinely processes epitaxial layers to ensure suitability for power transistors, we have, in the past, relied on contractual services and support from other sources to process, package, and test the transistors needed to develop these power amplifiers. As others in the industry work to demonstrate and manufacture reliable transistors, the Optronics R&D group will now procure such transistors while concentrating on the development and manufacture of power amplifiers. If we are successful in establishing procurement of such transistors from outside parties, our reliance on our foundry services will decrease. We will continue to seek licensing of our intellectual property and establish strategic business alignments.

Our wholly owned subsidiary, APA Optronics, Pvt. Ltd, India, established in fiscal year 2005, is now operational. The subsidiary, with its prime focus on low cost manufacturing of our products and components, has already started supplying samples for our Gallium Nitride and fiber optic products with expectations for products to be sold in the near future. The subsidiary is also providing software development for our Profiler M product. The subsidiary is also in process of providing marketing and sales support for our products both in the U.S. and India. The subsidiary, currently located in a leased facility, is in the process of constructing a larger facility in India, expected to be completed in the 4th quarter of fiscal 2006, to accommodate its future operations requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated revenues for the three months ended September 30, 2005 increased $401,299, or 11%, to $4,069,367 from $3,668,068 in 2004.

Revenues at Cables & Networks were $4,057,740, compared to sales of $3,622,735 reported in the same quarter a year ago, an increase of 12%. Sales for the current quarter to broadband service providers and commercial data networks were $2,847,000 versus $2,478,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market which were offset by slightly lower sales to commercial data networks. Sales to OEM’s were $1,210,000 versus $1,145,000 in the year ago period. The increase is due to orders from a new customer serving the test equipment market, offset by lower sales to our previously largest OEM customer compared to last year. This customer serves primarily the semiconductor industry. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. Historically, Cables & Networks has experienced a downturn in sales during the third quarter of the fiscal year due to the seasonal nature of some of the industries it serves. However, with the introduction of a broader product offering coupled with the expansion of the sales team into additional markets, we anticipate revenues at Cables & Networks to remain consistent with the second quarter of this year.

Gross revenues at Optronics decreased 26% to $109,877 from $149,194 in the same quarter a year ago. Gross revenues for the second quarter ended September 30, 2005 reflect $98,250 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $103,861 in the comparable period last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter.

GROSS PROFIT AND COST OF SALES

Cables & Network’s gross profit increased $75,562, or 7%, to $1,097,245 from $1,021,683. The increase in gross profit was mainly from higher sales in the current quarter. The Company has successfully lowered product costs over the past year and continues to pursue component and labor cost reductions to respond to ongoing market pressures in order to maintain its gross margins.

Gross cost of sales at Optronics decreased $86,486, or 22%, to $302,127 from $388,613. Gross cost of sales reflects $97,325 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $103,861 in the last year period. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $146,000 in personnel costs, $64,000 in depreciation and $92,000 in materials and allocated overhead. This compares to prior year personnel expenses of approximately $171,000, depreciation of $71,000 and supplies and overhead of $147,000. The overall decrease in cost of sales expenses is due to lower materials and personnel related costs between years, mainly within the GaN area, both due to expense reductions related to the procurement of GaN products from off shore suppliers.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses increased $126,112 to $346,707, from $220,595 in the prior year period. The increase is due mainly to personnel and materials costs associated with power amplifier development, along with additional facility rent and depreciation expenses associated with the semiconductor machine housed at an outside facility which began operating in November 2004.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses increased $202,823, or 14%, to $1,677,031 from $1,474,208 in 2004.

S, G, & A expenses at Cables & Networks increased $181,254, or 20%, to $1,090,184 from $908,930. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect expenses to increase slightly as we continue to expand our sales presence and grow revenue.

S, G, & A expenses at Optronics increased $22,494, or 4%, to $587,772 from $565,278. The increase is due mainly to higher personnel and material expenses associated with the start up our newly acquired India facility, offset by lower professional fees.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations increased $207,129, or 23%, to $1,119,668 from $912,539 in 2004.
The income from operations at Cables & Networks was $7,061 versus income of $112,753 in the fiscal 2004 quarter.  The decreased income in the quarter was mainly due to increased selling expenses absorbed as part of Cables & Networks planned investment in revenue growth.

The loss from operations at Optronics increased $101,437, or 10%, to $1,126,729, from a loss of $1,025,292 in the year ago period. The increase in the loss is related to additional R&D expenses. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $26,548 to $56,790 from $30,242 in 2004.

Other income at Cables & Networks increased $4,321. Other expense increased $19,123 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $40,118 to $168,284. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the prior year quarter ending September 30, 2004. Other expense decreased $1,232 to $21,599, from $22,831 in the prior year period ending September 30, 2004.

NET LOSS

Consolidated net loss for the quarter increased $180,581, or 20%, to $1,063,628, or $.09 cents per share, from $883,047, or $.07 cents per share in the year ago period.

Cables & Networks had a net loss of $83,334 in the quarter, compared to income of $37,160 in the year ago quarter. The decrease was due to increased S, G, & A expenses of $181,254 and higher interest expense of $19,123, offset by in increase of $75,562 in gross margin.

Optronics recorded a net loss of $980,294, an increase of $60,087 from a loss of $920,207 from the same period of fiscal 2005. The increased losses were mainly due to start up costs incurred in its India operations. The fiscal 2006 quarter reflects reduced cost of sales from the prior year period due to cost reductions implemented, offset by increased R&D expenses related to the additional semiconductor machine and slightly increased S, G & A expenses. Achieving profitability in the future will strongly depend upon Optronic’s ability to successfully manufacture and market gallium-nitride products.

SIX MONTHS ENDED SEPTEMBER 30, 2005 VS. SIX MONTHS ENDED SEPTEMBER 30, 2004

Consolidated revenues for the six months ended September 30, 2005 increased $226,144, or 3%, to $7,581,930 from $7,355,786 in 2004.

Revenues at Cables & Networks increased $271,581, or 4% to $7,566,128 from $7,294,547. Sales to broadband service provider and commercial data networks were $5,432,000 or 72% of revenue, compared to sales of $4,961,000, or 68% of revenue, in the year ago period ending September 30, 2004. Sales to OEM’s were $2,134,000, or 28% of revenue, compared to sales of $2,334,000, or 32% of revenue, in the year ago period. The change reflects higher demand in the Fiber-to-the-Premise market, offset by slightly lower demand from OEM’s, principally from a large customer serving the semiconductor industry.

Gross revenues at Optronics decreased $78,913, or 27%, to $212,775 from $291,688 in the same period a year ago. Gross revenues reflect $196,973 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $230,449 last year. These sales are eliminated as intercompany sales in the consolidated financials in each quarter.

COST OF SALES AND GROSS PROFIT

Cables & Network’s gross profit decreased $42,438, or 2%, to $2,009,185 from $2,051,623. The decrease is due mainly to higher production variances and personnel related overhead. Gross margins as a percent of revenues decreased slightly from 28% to 27%. The decrease in margin percentage is attributable to the competitive marketplace along with increased overhead support.

Gross cost of sales at Optronics decreased $369,660, or 38%, to $590,512 from $960,172. Gross cost of sales reflects $194,705 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $230,449 last year. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the six month period for all Optronics product lines consists of approximately $283,000 in personnel costs, $131,000 in depreciation and $177,000 in materials and allocated overhead. This compares to prior year personnel expenses of approximately $543,000, depreciation of $148,000 and supplies and overhead of $269,000. The overall net decrease in cost of sales is due mainly to lower personnel and material costs associated with production outsourcing efforts in the GaN area implemented in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses increased $258,502 to $670,305 from $411,803 in the prior period. The increase in the expense is due mainly to increased personnel and operating costs associated with the semiconductor machine which was installed and brought on line in November of 2004.

SELLING, GENERAL AND ADMINISTRATIVE

Consolidated S, G & A expenses increased $322,324, or 11%, to $3,147,439 from $2,825,115 in 2004.

Selling, general and administrative expenses at Cables & Networks increased $225,445, or 12%, to $2,069,732 from $1,844,287. The majority of the increase is attributable to increased personnel expenses within the sales area generated as a part of the plan to expand sales presence and grow revenue.

Selling, general and administrative expenses at Optronics increased $99,147, or 10%, to $1,079,975 from $980,828. The increase is due to additional expense related to the India operations which were acquired in March, 2005.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations increased $334,785, or 18%, to $2,188,564 from $1,853,779 in 2004.

The loss from operations at Cables & Networks was $60,547 versus income of $207,336 in the year ago period.  The loss was mainly the result of higher selling and personnel expenses related to Cables & Networks planned investment in revenue growth.

The loss from operations at Optronics increased $66,902, or 3%, to $2,128,017, from $2,061,115. The increase is mainly due to the expenses related to the start up of the India operations.

OTHER INCOME AND EXPENSE

Consolidated other income and expense decreased $34,966 to $235,630 from $270,596.

Other expense increased at Cables & Networks by $41,986 to $176,763 for the six month period ended September 30, 2005, versus an expense of $134,777 in the year ago period, due to a higher rate of interest paid in the current six month period.

Other income at Optronics increased $4,555, or 1%, to $455,590 from $451,035. The sale of land at our Aberdeen facility and loss on disposal of other assets resulted in a gain of $93,126 in fiscal 2006. Additionally, interest income increased $108,814 in the current period due to a higher outstanding receivable due from Cables & Networks and a higher rate of interest earned versus last year. Rental income for part of our Blaine facility which is leased to the buyer of our optics operations increased approximately $11,000 in fiscal 2006 over the prior year. The sale of the optics manufacturing operations in April 2004 accounted for approximately $208,000 in other income in fiscal 2005.

NET INCOME (LOSS)

Consolidated net loss increased $368,751, or 23%, to $1,954,634, or $.16 cents per share, from $1,585,883, or $.13 cents per share in the year ago period.

Cables & Networks had a net loss of $238,510 versus net income of $70,359 in the year ago period. The loss reflects slightly decreased gross margins and increased S, G, & A expenses attributable to revenue growth plans.

Optronics recorded a net loss of $1,716,124, an increase of $59,882, or 4%, from the loss of $1,656,242 reported in the same period of fiscal 2005. The increase is due mainly to start up costs of the India operations..

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds, U.S. Government instruments and other government instruments with original maturities of less than three months.

Cash used in operating activities was $1,787,137 for the six month period ending September 30, 2005 compared to $945,590 used in the same period in fiscal 2004. The increase in the cash used in the current period reflects the negative impact of working capital changes in the amount of $286,640, primarily from growth in APACN’s accounts receivable and inventory as a result of increased sales, an overall increase in loss from operations, and $291,125 in cash consumed for capital expenditures and start up costs related to our India operations.

We used net cash of $123,113 in investing activities for the six months ended September 30, 2005 compared to $73,909 used in the same period of the preceding fiscal year. The higher net use of cash in the current period occurred despite a decrease in capital expenditures in the amount of $59,116, and reflects proceeds from the sale of assets of $108,320 in the prior period. We anticipate approximately $300,000 to $500,000 in capital expenditures in fiscal 2006, including the building of a new facility in India.

Net cash used in financing activities for the six months ended September 30, 2005 totaled $22,435. We used $68,083 for reduction of debt and generated $45,648 from the reduction of bond reserve funds. During the same period in fiscal 2004 we used $161,956 in financing activities, of which $205,648 was used for the scheduled reduction of debt and $43,692 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt	$1,392	$1,366	$26	$0	$0
Leases	1,159	420	507	207	25

Total Contractual Cash Obligations	$2,551	$1,786	$533	$207	$25

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Accounting for income taxes; and
•	Valuation and evaluating impairment of long-lived assets and goodwill
•	Revenue recognition

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

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended September 30, 2005.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, acceptance by the customer is reasonably certain and collection is probable. Our warranties exist for all products sold to all customer types and are generally covered for a period of one year. We record provisions against our revenue for estimated product returns in the period the related revenue is recorded. We estimate the costs to service our warranty obligations and record them within cost of sales. These estimates are based on historical sales returns, repair activity, and expectation of future market conditions. If our actual product returns and allowances exceed our estimates, additional reductions to our recorded revenue would result.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended March 31, 2005. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Our Results of Operations

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have not been profitable since fiscal 1990. As of September 30, 2005, we had an accumulated deficit of $35.1 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. As of September 30, 2005, no one customer provides greater than 10% of sales for all periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that as of the end of the fiscal period covered by this report the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) were effective to ensure that the information required to be disclosed by the Company in the report was gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal period covered by this report that materially affected, or are likely to materially affect, the Company’s control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Item 3 in Part 1 of our report on Form 10-K for the fiscal year ended March 31, 2005 for information on EIT v. APA Enterprises, Inc. This is currently scheduled for trial at the end of December 2005.

ITEMS 2 THROUGH 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 10.6 - Amended and Restated Change of Control Agreement with Anil K. Jain, Ph.D. dated September 15, 2005

Exhibit 10.11 - Severance Agreement with Cheri B. Podzimek dated September 15, 2005

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification required of Chief Executive Officer and Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K.

A report on Form 8-K dated August 18, 2005 reporting changes in compensation and incentive plans for executive officers

A report on Form 8-K dated September 15, 2005 reporting the company entering into an a severance and change of control agreements with executive officers

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA ENTERPRISES, INC.

11/14/05	/s/ Anil K. Jain
Date	Anil K. Jain
President,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

11/14/05	/s/ Daniel Herzog
Date	Comptroller
(Principal Accounting Officer)