Form 10-Q
period 2005-12-31
APA Enterprises, Inc.
filed 2006-02-14
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-acclerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at February 2, 2006
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,928,759	$10,813,492
Accounts receivable, net of allowance for uncollectible accounts of $89,266 at December 31, 2005 and $57,107 at March 31, 2005	1,686,945	1,446,248
Inventories	1,662,518	1,270,653
Prepaid expenses and other	320,377	395,920
Total current assets	11,598,599	13,926,313

Property, plant and equipment, net	3,418,366	3,946,998

Other assets:
Bond reserve funds	341,396	337,091
Goodwill	3,422,511	3,422,511
Other	324,327	441,101
	4,088,234	4,200,703

Total assets	$19,105,199	$22,074,014

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,352,704	$1,471,036
Accounts payable	953,116	814,005
Accrued compensation	652,393	568,950
Accrued expenses	419,500	190,062
Total current liabilities	3,377,713	3,044,053

Long-term debt, net of current maturities	22,160	107,800

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at December 31, 2005 and March 31, 2005	118,723	118,723
Additional paid-in capital	51,973,669	51,960,084
Accumulated deficit	(36,387,066)	(33,156,646)
Total shareholders’ equity	15,705,326	18,922,161

Total liabilities and shareholders’ equity	$19,105,199	$22,074,014

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Revenues	$4,379,192	$3,305,299	$11,961,122	$10,661,085

Cost of sales	3,354,859	2,704,159	9,307,609	8,676,806

Gross profit	1,024,333	601,140	2,653,513	1,984,279

Operating expenses
Research and development	313,127	314,151	980,097	725,954
Selling, general and administrative	2,035,215	1,268,958	5,185,989	4,094,073
	2,348,342	1,583,109	6,166,086	4,820,027

Loss from operations	(1,324,009)	(981,969)	(3,512,573)	(2,835,748)

Other income	106,302	84,952	387,461	405,779
Other expense	(57,329)	(30,612)	(102,858)	(80,843)
	48,973	54,340	284,603	324,936

Loss before income taxes	(1,275,036)	(927,629)	(3,227,970)	(2,510,812)

Income taxes	750	881	2,450	3,581

Net loss	$(1,275,786)	$(928,510)	$(3,230,420)	$(2,514,393)

Net loss per share:
Basic and diluted	($0.11)	($0.08)	($0.27)	($0. 21)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,

	2005	2004
Cash Flow from operating activities
Net loss	$(3,230,420)	$(2,514,393)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
Depreciation and amortization	806,266	734,563
Gain on sale of assets	(93,126)	(208,314)
Other	13,585	(21,409)
Changes in operating assets and liabilities:
Accounts receivable, net	(240,697)	557,343
Inventories	(391,865)	234,176
Prepaid expenses and other	35,444	(14,437)
Accounts payable and accrued expenses	451,992	(284,205)
Net cash used in operating activities	(2,648,821)	(1,516,676)

Cash flow from investing activities
Purchases of property and equipment	(307,009)	(299,373)
Proceeds from sale of assets	111,680	220,000
Net cash used in investing activities	(195,329)	(79,373)

Cash flow from financing activities
Repayment of long-term debt	(128,085)	(219,632)
Proceeds from long term debt	44,113	-
Decrease in bond reserve funds	43,389	43,620
Net cash used in financing activities	(40,583)	(176,012)

Decrease in cash and cash equivalents	(2,884,733)	(1,772,061)

Cash and cash equivalents at beginning of period	10,813,492	13,544,910

Cash and cash equivalents at end of period	$7,928,759	$11,772,849

Noncash investing and financing activities
Capital expenditure included in accounts payable	$-	$(225,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Note 2.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Numerator for basic and diluted net loss per share	$(1,275,786)	$(928,510)	$(3,230,420)	$(2,514,393)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331	11,872,331	11,872,331

Basic and diluted net loss per share	($0.11)	($0.08)	($0.27)	($0.21)

Common stock options and warrants to purchase 642,195 and 879,327 shares of common stock with a weighted average exercise price of $2.94 and $6.62 were outstanding at December 31, 2005 and 2004, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3.	Segment Reporting

The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are (1) Optronics and (2) Cables and Networks (APACN). Optronics’ revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. Cables & Network’s revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the two segments based on detailed information contained in invoices. In addition, overhead costs, including management’s time and other expenses, are allocated to each segment as appropriate.

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Three months ended December 31, 2005
External sales	$124	$4,342	$(87)	$4,379
Gross profit (loss)	(152)	1,178	(2)	1,024
Operating income (loss)	(1,346)	22	-	(1,324)
Depreciation and amortization	195	68	-	263
Capital expenditures	62	11	-	73
Assets	19,270	7,470	(7,635)	19,105

Three months ended December 31, 2004
External sales	$97	$3,301	$(93)	$3,305
Gross profit (loss)	(242)	843	-	601
Operating income (loss)	(996)	14	-	(982)
Depreciation and amortization	198	60	-	258
Capital expenditures	5	-	-	5
Assets	23,092	7,106	(7,379)	22,819

Nine months ended December 31, 2005
External sales	$336	$11,908	$(283)	$11,961
Gross profit (loss)	(529)	3,188	(5)	2,654
Operating loss	(3,474)	(39)	-	(3,513)
Depreciation and amortization	612	194	-	806
Capital expenditures	191	116	-	307
Assets	19,270	7,470	(7,635)	19,105

Nine months ended December 31, 2004
External sales	$389	$10,595	$(323)	$10,661
Gross profit (loss)	(911)	2,895	-	1,984
Operating income (loss)	(3,058)	222	-	(2,836)
Depreciation and amortization	563	172	-	735
Capital expenditures	241	58	-	299
Assets	23,092	7,106	(7,379)	22,819

Note 4.	Sale of Optics Manufacturing Operations

In January 2004 the Company announced the cessation of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. This resulted in a charge of $171,000 taken in the fourth quarter ended March 31, 2004. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000. The terms of the sale required the Company to restructure a loan with the Aberdeen Development Corporation, which included an upfront loan payment of $89,305 and payment of the remaining $140,000 loan amount in seven annual installments of $20,000 each beginning June 30, 2004. This loan was prepaid in full in June 2005. See Note 5, below. The Company recorded a gain of approximately $208,000 on the sale in the first quarter of fiscal 2005.

Note 5.	Sale of Land

In June 2005 the Company sold approximately 2 acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining $120,000 debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and was part of a single parcel of approximately 12 acres on which the Company constructed and operates its manufacturing facility. The Company recognized a gain of approximately $109,000 on the sale of the land in the first quarter of fiscal 2006.

Note 6.	Stock Based Compensation

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company’s stock based compensation expense also reflects the benefit of the cancellation of previously unvested expensed options. The Company rec-ognized compensation income of $10,895 and expense of $13,585 for the three and nine months ended December 31, 2005, respectively, versus recognizing compensation expense of $6,843 and income of $22,065 for the three and nine months ended December 31, 2004, respectively. For those stock options where the exercise price is equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. If we had applied the fair value method, our compensation expense would have been different.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the three and nine month periods set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Net loss to common shareholders - as reported	$(1,275,786)	$(928,510)	$(3,230,420)	$(2,514,393)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of no related tax effects	(27,861)	(38,539)	(89,387)	(124,861)
Net loss - pro forma	$(1,303,647)	$(967,049)	$(3,319,807)	$(2,639,254)

Basic and diluted net loss per common share - as reported	($0.11)	($0.08)	($0.27)	($0.21)
Basic and diluted net loss per common share - pro forma	($0.11)	($0.08)	($0.28)	($0.22)

Note 7.	Adoption of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company is required to apply Statement 123(R) effective April 1, 2006. Management has not yet determined the impact of this adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company April 1, 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

Note 8.	Major Customer Concentration

As of December 31, 2005, one customer comprised approximately 14% of total sales for the third quarter ended December 31, 2005 and 24% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for all other periods presented.

Note 9.	Commitments and Contingencies

Electronic Instrumentation and Technology, Inc. ("EIT") filed suit against APA on May 25, 2005 (see information in Part II, Item I of this Report.) The suit alleged that APA had committed various fraudulent acts in conjunction with preliminary business discussions between EIT and APA which preceded APA's introduction of its Profiler M product.  APA denied EIT's claims of wrongful conduct and the case went to trial in December 2005. The jury found in favor of EIT on one claim and awarded EIT $35,000. EIT has filed a post-trial motion for an injunction or, alternatively, for judgment as a matter of law, which motion APA will oppose. It is unknown whether EIT will appeal the verdict.

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

Plastic and metal models of the consumer Personal UV Monitor (PUVM) offered by Optronics continue in production, and the focus remains on sales for the spring/summer 2006 season. We have developed an attractive new clip-on hybrid plastic/metal model that can be manufactured to our quality standards by the supplier and have received the first group of production units for sampling and initial sales. We have also developed a new product called the SunUVStationTM and plan to provide samples to retail channels in the fourth quarter of fiscal 2006. Final assembly and packaging of this product will be performed in our APA facility in India and the production line there is now being qualified. This product, which is similar in size to an outdoor temperature gauge, measures the UV Index and is targeted to consumers and institutions for use in backyards, patios, swimming pool areas, and other public places where people need to be reminded about UV intensity. The SunUVStationTM complements the PUVM and retailers are interested in offering both.

Optronics’ 4-band Profiler M radiometer, which serves the printing and coating industries that use UV curing, is in production. This instrument measures the intensity and distribution of four UV bands to help set up and monitor the curing process. Two domestic distributors offer the product, and discussions and evaluation tests with additional domestic and international distributors are underway. We plan to sell the instrument through equipment and supplies manufacturers in addition to general distributors. Optronics will be exhibiting the Profiler M at a major trade show for UV curing technology in April 2006.

Optronics continues to offer epitaxial foundry services for GaN/AlGaN transistors to third parties. We also use our foundry for internal research and development, to advance our development of power amplifiers used primarily for cellular infrastructure applications. Manufacturing reliable transistors is difficult and costly due to the challenge of developing long-lived, stable transistors and the necessary large investment in capital equipment. While the Optronics R&D division routinely processes epitaxial layers to ensure suitability for power transistors, we have, in the past, relied on contractual services and support from other sources to process, package, and test the transistors needed to develop these power amplifiers. As others in the industry work to demonstrate and manufacture reliable transistors, the Optronics R&D group will now procure such transistors while concentrating on the development and manufacture of power amplifiers. If we are successful in establishing procurement of such transistors from outside parties, our reliance on our foundry services will decrease. We continue to seek licensing of our intellectual property and establish strategic business alignments.

Our wholly owned subsidiary, APA Optronics, Pvt. Ltd, India, established in fiscal year 2005, is now operational. The subsidiary, with its prime focus on low cost manufacturing of our products and components, has already started supplying samples for our Gallium Nitride and fiber optic products with expectations for products to be sold in the near future. Additionally, APA India recently completed the manufacture of first batch of components for APA Cable & Networks. The subsidiary is also providing software development for our Profiler M product. Phase II of the software for the Profiler has now been completed, with the exception of few minor fixes, and will be incorporated into the Profiler. The subsidiary provides marketing and sales support for our products both in the U.S. and India. In particular, they have now started the marketing of patch cords and associated equipment for fiber optic communications. The subsidiary, currently located in a leased facility, is in the process of constructing a larger facility in India to accommodate its future requirements. The new facility is expected to be completed in the 4th quarter of fiscal 2006 or in the first quarter of fiscal year 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 VS. THREE MONTHS ENDED DECEMBER 31, 2004

Consolidated revenues for the three months ended December 31, 2005 increased $1,073,893, or 32%, to $4,379,192 from $3,305,299 in 2004.

Revenues at Cables & Networks were $4,342,415, compared to $3,300,965 reported in the same quarter a year ago, an increase of 32%. The overall increase in revenue reflects continued growth in new customers and product acceptance in both the broadband and OEM markets. Sales for the current quarter to broadband service providers and commercial data networks were approximately $2,690,000 versus $2,186,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEM’s were approximately $1,652,000 versus $1,115,000 in the year ago period. The increase is due to additional orders provided under a new supply contract to a customer serving the test equipment market. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. Historically, Cables & Networks has experienced a downturn in sales during the fourth quarter of the fiscal year due to the seasonal nature of some of the industries it serves. However, with the introduction of a broader product offering in both segments, coupled with the expansion of the sales team into additional markets, we anticipate that fourth quarter revenues at Cables & Networks will be comparable with the revenue of the third quarter of fiscal 2006.

Gross revenues at Optronics increased 27% to $123,645 from $97,031 in the same quarter a year ago. Gross revenues for the third quarter ended December 31, 2005 reflect $86,868 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $92,697 in the comparable period last year. These sales are eliminated as intercompany sales in the consolidated financials.

GROSS PROFIT AND COST OF SALES

Cables & Network’s gross profit increased $335,443, or 40%, to $1,178,636 from $843,193. The increase in gross profit was mainly from higher sales in the current quarter. The Company has successfully lowered product costs over the past year and continues to pursue component and labor cost reductions to respond to ongoing market pressures in order to maintain its gross margins.

Gross cost of sales at Optronics decreased $63,523, or 19%, to $275,561 from $339,084. Gross cost of sales reflects $84,481 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $92,697 in the last year period. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $137,000 in personnel costs, $54,000 in depreciation and $85,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $126,000, depreciation of $68,000, and materials, allocated overhead and other expenses of $145,000. The overall decrease of $63,523 in cost of sales expenses is due to lower product development expenses between years within the GaN area.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the fourth quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses decreased $1,024 to $313,127, from $314,151 in the prior year period. The change reflects an increase in personnel costs and depreciation expenses of $28,884, offset by decreases in materials and outside services associated with the semiconductor operations over the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses increased $766,257, or 60%, to $2,035,215 from $1,268,958 in 2004.

S, G, & A expenses at Cables & Networks increased $328,150, or 40%, to $1,156,959 from $828,809. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect fourth quarter expenses to remain at levels seen in the third quarter.

S, G, & A expenses at Optronics increased $440,494, or 100%, to $880,643 from $440,149. The increase is due mainly to higher legal expenses for defense of the lawsuit by EIT as mentioned in Item 1 of Part II of this report, and approximately $71,000 in costs associated with operations in India. We expect fourth quarter expenses to decrease significantly, mainly due to reduced legal fees with the completion of the EIT trial in the 3rd quarter of fiscal 2006.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations increased $342,040, or 35%, to $1,324,009 from $981,969 in 2004.

The income from operations at Cables & Networks was $21,677 versus income of $14,384 in the fiscal 2004 quarter.  The increased income in the quarter was mainly due to increased revenues, offset by higher selling expenses absorbed as part of Cables & Networks planned investment in revenue growth. We expect fourth quarter operating income to not vary significantly from the third quarter level.

The loss from operations at Optronics increased $349,333, or 35%, to $1,345,686, from a loss of $996,353 in the year ago period. The increase in the loss is related to additional legal expenses and expenses related to the start up of the India operations. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

Consolidated other income and expense decreased $5,367 to $48,973 from $54,340 in 2004.

Other expense at Cables & Networks increased $21,328 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $49,729 to $205,785. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the quarter ending December 31, 2004. Other expense increased $33,768 to $56,598, from $22,830 in the period ending December 31, 2004, primarily due to a small adverse judgment in the EIT lawsuit.

NET LOSS

Consolidated net loss for the quarter increased $347,276, or 37%, to $1,275,786, or $.11 cents per share, from $928,510, or $.08 cents per share in the year ago period.

Cables & Networks had a net loss of $79,037 in the quarter, compared to a loss of $65,133 in the year ago quarter. The decrease was due to increased interest expense incurred as a result of higher interest rates in fiscal year 2006 versus the prior year period, and a slightly larger outstanding debt balance. S, G, & A expenses of $328,150 and higher interest expense of $21,328, offset by an increase of $335,443 in gross margin associated with higher revenue.

Optronics recorded a net loss of $1,196,749, an increase of $333,372 from a loss of $863,377 from the same period of fiscal 2005. The increased loss was mainly due to legal fees for defense of the EIT lawsuit that went to trial in December 2005, resulting in a $35,000 adverse judgment. The fiscal 2006 quarter also reflects reduced cost of sales from the prior year period due to cost reductions implemented, offset by increased expenses related to the start up of India operations. Achieving profitability in the future will strongly depend upon Optronic’s ability to successfully manufacture and market gallium-nitride products.

NINE MONTHS ENDED DECEMBER 31, 2005 VS. NINE MONTHS ENDED DECEMBER 31, 2004

Consolidated revenues for the nine months ended December 31, 2005 increased $1,300,037, or 12%, to $11,961,122 from $10,661,085 in 2004.

Revenues at Cables & Networks increased $1,313,031, or 12% to $11,908,543 from $10,595,512. Sales to broadband service providers and commercial data networks were $8,122,000 or 68% of revenue, compared to sales of $7,147,000, or 67% of revenue, in the period ending December 31, 2004. Sales to OEM’s were $3,786,000, or 32% of revenue, compared to sales of $3,449,000, or 33% of revenue, in the year ago period. The increase in the broadband segment is due to additional customers and product acceptance, mainly in the Fiber-to-the-Premise market, while the increase in the OEM market is due to an increase in third quarter revenue generated from a new supply agreement to an existing customer serving the test equipment market.

Gross revenues at Optronics decreased $52,299, or 13%, to $336,420 from $388,719 in the same period a year ago. Gross revenues reflect $283,841 of sales to Cables & Networks for fiber optics products and subcontracted labor versus $323,146 last year. These sales are eliminated as intercompany sales in the consolidated financials.

COST OF SALES AND GROSS PROFIT

Cables & Network’s gross profit increased $293,005, or 10%, to $3,187,821 from $2,894,816. The increase is due mainly to increased revenue for the period. Gross margins as a percent of revenues were 27%, unchanged between periods.

Gross cost of sales at Optronics decreased $433,183, or 33%, to $866,073 from $1,299,256. Gross cost of sales reflects $279,186 related to cost of sales to Cables & Networks for fiber optics products and subcontracted labor versus $323,146 last year. These costs are eliminated as intercompany cost of sales in the consolidated financials. Cost of sales expenses for the nine month period for all Optronics product lines consists of approximately $420,000 in personnel costs, $202,000 in depreciation and amortization, and $244,000 in materials and overhead. This compares to prior year personnel expenses of approximately $669,000, depreciation and amortization of $229,000 and materials and overhead of $401,000. The overall net decrease in cost of sales is due mainly to lower personnel and material costs associated with production outsourcing efforts in the GaN area implemented in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no research and development expenses at Cables & Networks. Expenses increased $254,143 to $980,097 from $725,954 in the prior period. The increase in the expense is due mainly to increased personnel and operating costs associated with the semiconductor machine which was installed and placed in operation in November 2004.

SELLING, GENERAL AND ADMINISTRATIVE

Consolidated S, G & A expenses increased $1,091,916, or 27%, to $5,185,989 from $4,094,073 in 2004.

S, G & A expenses at Cables & Networks increased $553,595, or 21%, to $3,226,691 from $2,673,096. The majority of the increase is attributable to increased personnel expenses within the sales area generated as a part of the plan to expand sales presence and grow revenue.

S, G, & A expenses at Optronics increased $542,976, or 38%, to $1,963,953 from $1,420,977. The increase is due to additional expense related to the India operations which were acquired in March, 2005, along with higher legal fees for defense of the EIT lawsuit.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations increased $676,825, or 24%, to $3,512,573 from $2,835,748 in 2004.

The loss from operations at Cables & Networks was $38,870 versus income of $221,720 in the year ago period.  The loss was mainly the result of higher selling and personnel expenses related to Cables & Networks’ planned investment in revenue growth.

The loss from operations at Optronics increased $416,235, or 14%, to $3,473,703, from $3,057,468. The increase is mainly due to the expenses related to the start up of the India operations and higher legal fees for defense of the EIT lawsuit.

OTHER INCOME AND EXPENSE

Consolidated other income and expense decreased $40,333 to $284,603 from $324,936 in fiscal 2005.

Other expense increased at Cables & Networks by $57,537 to $279,457 for the nine month period ended December 31, 2005, versus an expense of $221,920 in the year ago period, due to a higher rate of interest paid in the current nine month period.

Other income at Optronics increased $54,284, or 9%, to $661,375 from $607,091. The sale of land at our Aberdeen facility and loss on disposal of other assets resulted in a gain of $93,126 in fiscal 2006. Additionally, interest income increased $151,655 in the current period due to a higher outstanding receivable due from Cables & Networks and a higher rate of interest earned on investments versus last year. Rental income for part of our Blaine facility which is leased to the buyer of our optics operations increased approximately $13,000 in fiscal 2006 over the prior year. The sale of the optics manufacturing operations in April 2004 accounted for approximately $208,000 in other income in fiscal 2005. Other expense increased $31,303, or 46%, to $99,795 from $68,492. The increase is due mainly to a $35,000 adverse judgment in the EIT lawsuit which occurred in the third quarter of fiscal 2006.

NET INCOME (LOSS)

Consolidated net loss increased $716,027, or 28%, to $3,230,420, or $.27 cents per share, from $2,514,393, or $.21 cents per share in the year ago period.

Cables & Networks had a net loss of $317,547 versus net income of $5,226 in the year ago period. The loss reflects increased margins generated from higher sales, offset by increased S, G, & A expenses attributable to revenue growth plans.

Optronics recorded a net loss of $2,912,873, an increase of $393,254, or 16%, from the loss of $2,519,619 reported in the same period of fiscal 2005. The increase is due mainly to start up costs of the India operations and higher legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds, U.S. Government instruments and other government instruments with original maturities of less than three months.

Cash used in operating activities was $2,648,821 for the nine month period ended December 31, 2005 compared to $1,516,676 used in the same period in fiscal 2005. The increase in the cash used in the current period reflects the impact of working capital changes from the prior year in the amount of $638,003. This is primarily attributable to growth in APACN’s accounts receivable and inventory associated with its revenue expansion, and an overall increase in loss from operations. Loss from operations includes $253,773 in start up expenses related to our India operations in fiscal 2006.

We used net cash of $195,329 in investing activities for the nine months ended December 31, 2005 compared to $79,373 used in the same period of the preceding fiscal year. The higher net use of cash in the current year includes capital expenditures in the amount of $307,009, an increase in the amount of $7,636 from $299,373 in the prior period. Proceeds from the sale of assets decreased $108,320 to $111,680 in the current period, versus $220,000 in the prior period. We anticipate approximately $300,000 to $500,000 in capital expenditures in fiscal 2006, including the building of a new facility in India.

Net cash used in financing activities for the nine months ended December 31, 2005 totaled $40,583. We used $83,972 for reduction of debt and generated $43,389 from the reduction of bond reserve funds. During the same period in fiscal 2005 we used $176,012 in financing activities, of which $219,632 was used for the scheduled reduction of debt and $43,620 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$1,376	$1,354	$22	$-	$-
Leases	859	359	359	116	25

Total Contractual Cash Obligations	$2,235	$1,713	$381	$116	$25

(1)	Includes fixed interest from 0.62 to 10.62%

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2005, we recorded a full valuation allowance of $12,167,207 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company has U.S. net operating loss (NOL) carryforwards of approximately $31,531,000 which expire in fiscal years 2006 to 2025.

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

Valuation and evaluating impairment of long-lived assets and goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but reviewed for impairment at the fiscal year end or whenever conditions exist that indicate an impairment could exist.

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred in fiscal 2006 through the nine months ended December 31, 2005.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, acceptance by the customer is reasonably certain and collection is probable. Our warranties exist for all products sold to all customers and are generally covered for a period of one year. We record provisions against our revenue for estimated product returns in the period the related revenue is recorded. We estimate the costs to service our warranty obligations and record them within cost of sales. These estimates are based on historical sales returns, repair activity, and expectation of future market conditions. If our actual product returns and allowances exceed our estimates, additional reductions to our recorded revenue would result.

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

We have not been profitable since fiscal 1990. As of December 31, 2005, we had an accumulated deficit of $36.4 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Acquisitions or investments could have an adverse affect on our business.

In March 2003, we completed the acquisition of the assets of Computer System Products (CSP) as part of our strategy to expand our product offerings, develop internal sources of components and materials, and acquire new technologies. We acquired the assets of Americable in June 2003 and integrated them with the assets of CSP. We acquired assets in India in March 2005 as part of a strategy to take advantage of lower manufacturing costs in India. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. As of December 31, 2005, one customer comprised approximately 14% of total sales for the third quarter ended December 31, 2005 and 24% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for all other periods presented.

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

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering techniques and methodologies relating to model systems, products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

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

Electronic Instrumentation and Technology, Inc. ("EIT") filed suit against APA on May 25, 2005 in the U.S. District Court for the Eastern District of Virginia, Case Number 1:05 CV 571 (the "EIT litigation"), alleging that APA had committed fraud by knowing concealment, fraud in making contract, fraud by intentional misrepresentation, misappropriation of trade secrets, tortious interference with prospective economic advantage, negligent misrepresentation, breach of contract, unfair competition, and inequitable conduct in conjunction with preliminary business discussions between EIT and APA which preceded APA's introduction of the Profiler M.  APA filed an Answer on July 28, 2005, which denied EIT's claims of wrongful conduct.

The EIT litigation was tried to a jury on December 28, 2005.  The District Court dismissed, as a matter of law, six of EIT's nine causes of action either before or during the trial.  Three of EIT's causes of action were submitted to the jury for determination.  The jury found in favor of APA on EIT's claim for fraud in making contract and misappropriation of trade secrets. The jury found in favor of EIT on its breach of contract claim and awarded EIT $35,000. EIT has filed a post-trial motion for an injunction or, alternatively, for judgment as a matter of law, which motion APA will oppose. It is unknown whether EIT will appeal the verdict.

ITEMS 2 THROUGH 5. NOT APPLICABLE

ITEM 6.	EXHIBITS

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

APA ENTERPRISES, INC.

2/14/06	/s/ Anil K. Jain
Date	Anil K. Jain
President,
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)