Form 10-K
period 2006-03-31
APA Enterprises, Inc.
filed 2006-06-28
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _______________________.

Commission File Number 0-16106

APA ENTERPRISES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2950 N.E. 84th Lane
Blaine, Minnesota 55449
(763) 784-4995
(Address, including ZIP code and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Series B Preferred Share Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.

☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $15,196,584.

The number of shares of common stock outstanding as of June 17, 2006 was 11,872,331.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held in August 2006 are incorporated by reference into Part III.

APA ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

General Development of Business.

APA Enterprises, Inc. (“APA” or the “Company”), formerly APA Optics, Inc., is a Minnesota corporation which was founded in 1979. Our corporate headquarters is located at 2950 84th Lane N.E., Blaine, MN and our corporate website is www.apaenterprises.com. The information available on our website is not part of this Report.

Since the founding of the Company, we have focused on leading edge research in gallium nitride (GaN), sophisticated optoelectronics, and optical systems, with the primary goal of developing advanced products for subsequent fabrication and marketing. Based on this research we have developed multiple products including fiber optic components for metro and access communications networks, a range of GaN based devices, and precision optical products. We believe that gallium nitride based devices have significant potential markets and we have developed specific expertise and/or patent positions relevant to them. During fiscal year 2004 we ceased the design and manufacturing of precision optical components due to intense competition from Asian manufacturers primarily based on lower labor rates and sold this product line in April 2004 (see Note C to the Consolidated Financial Statements included in Item 8 of this Report). The Company acquired the assets of two companies in calendar 2004 and has deployed them in a wholly owned subsidiary of the Company known as APA Cables and Networks, Inc. (“APACN”). APACN is a manufacturer and seller of telecommunications equipment.

In fiscal year 2005 we formed a wholly-owned subsidiary in India, APA Optronics (India) Private Limited (“APA India”), to take advantage of lower manufacturing costs in India. While the prime focus of the subsidiary will be support of manufacturing activities across the Company’s products, it will also support other business activities, including software development. The Company has already started the supporting activities in most of these areas. The Company plans to significantly increase its manufacturing activities once the construction of a larger facility in India is completed and manufacturing operations are located in the new facility some time during the calendar year 2006.

In fiscal year 2006 we sold certain equipment and intellectual property related to our research and development work surrounding gallium nitride based heterojunction field effect transistors. The sale to an unrelated third party for consideration including $1.9 million in cash enables us to focus our R&D efforts on power amplifiers built using GaN technology by using commercially available parts, rather than building our own transistors. This is expected to decrease our operating costs and shorten our time to market for power amplifiers.

In fiscal year 2006, the Company also terminated its manufacturing operations, mostly related to fiber optic communication components, in Aberdeen, South Dakota. The associated assets were designated as not being utilized in manufacturing. Most of the assets, if not utilized within the company, will potentially be sold in future.

The Company reports its operations activities in two segments, Optronics (comprising the activities in Blaine, Minnesota, Aberdeen, South Dakota and India) and APACN (comprising the activities in Plymouth, Minnesota).

APACN focuses on custom-engineered products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”). In June 2003, APACN purchased the assets of Americable, Inc. The Americable acquisition allowed APACN to add its own brand of fiber distribution equipment to its full-line of standard and custom copper and fiber optic cable assemblies for broadband service providers and OEM’s. The Americable acquisition diversified our product offerings, expanded our opportunities for cross-selling our products to former Computer System Products (CSP) and Americable customers, and enabled us to offer a more complete technology solution to all of our customers. To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEM’s who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception two years ago.

APACN also invested in expanding its sales and engineering expenditures by 32% during fiscal 2006 to increase its potential revenues during fiscal year 2007 and beyond. APACN is already realizing the impact of these efforts in terms of increased sales, particularly during the last two quarters of the fiscal year 2006. The increase in revenues is due to additional customers and product acceptance, mainly in the Fiber-to-the-Premise market, as well as an increase in revenue generated from a new supply agreement to an existing customer serving the test equipment market.

Optronics continues to focus upon Gallium Nitride (GaN) related activities.

Additional information regarding operations in the segments is set forth in Note Q in the Notes to the Consolidated Financial Statements under Item 8 herein.

Description of Business -Optronics Segment

Optronics develops manufactures and markets advanced products for UV (ultraviolet) detection, nitride epitaxial layers and wide band-gap transistors. These operations began with the inception of the Company in 1979 and are located principally in our facility in Blaine, Minnesota. Certain products are purchased from contract manufacturers.

Products

Our current products are described below.

•	Ultraviolet (UV) Detector-Based Products We currently manufacture value-added products built around UV detectors fabricated by Optronics and procured externally. These products are:

•
SunUV® Personal UV Monitor The SunUV® Personal UV Monitor (formerly, SunUVWatch®) is a personal ultraviolet (UV) radiation monitor that also incorporates a time/day/date function. It detects UV radiation that is hazardous to human health. It keeps track of the total UV exposure of the user and estimates a maximum exposure time according to government guidelines based on skin type and widely-accepted research on UV exposure limits. The product has been introduced and is being sold through retail channels, catalogs and Internet sites in the USA and Europe.

In fiscal year 2006, we developed and introduced an attractive new PUVM plastic/metal model that offers two key advantages for the product line. This model, manufactured in-house by our off-shore supplier, potentially eliminates most of the manufacturing issue of some of the earlier models. The new model also can be color-matched to the SunUVStationTM described below, which allows us to market the two products together in a pairing that retailers and other channels find attractive.

The new SunUVStation consumer product complements the Personal UV Monitor, and together they give Optronics a product line in the sun protection area. The SunUVStation offers a larger display that indicates the UV Index on a colorful 7” diameter analog face for backyard, pool, patio, campground, or other locations where groups of people are exposed to the sun. This product, complementing the small format personalized UV monitor, will be manufactured at the new APA Optronics India facility and marketed in FY2007 through selected channels.

Industrial Products: Profiler M UV Meter Optronics’ Profiler M radiometer was created for the printing and coating industries that use UV curing. The instrument measures the intensity and distribution of four UV bands inside curing chambers. Data from the instrument can be transferred to a computer for analysis using proprietary CureControl software supplied as part of the purchase. Periodic upgrades of the software will be offered, providing the potential for increased utility for the user and an ongoing revenue stream for Optronics. Marketing and sales activities for the Profiler M are now focused on expanding our group of domestic and international distributors. Currently, there are four companies distributing the product - 2 general UV industries suppliers, a UV equipment manufacturer, and a UV coatings and adhesives manufacturer and we are seeking additional representatives in all these areas. Supporting marketing activities include exhibiting at trade shows for the industry and participation in technical conferences and journals that can showcase the advantages of the Profiler M.

Research and development efforts at Optronics are described below.

•
In the 4th quarter of fiscal year 2006 we completed the sale of our epitaxial foundry to an unrelated, third party for total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The transaction included sale of APA’s multi-wafer metal organic chemical vapor deposition system, the technical know-how associated with the growth of state-of-the-art epitaxial layers, two heterojunction field effect transistor patents (United States patent 5,192,987 and United States patent 5,296,395), an additional pending patent (now allowed, United States patent application claiming priority of United States provisional application No. 60/428,856), and associated intellectual property. Terms of the transaction allow APA to market and sell products for applications greater than 1 GHz and provide revenue sharing based on future licensing agreements regarding these patents. The transaction allowed APA to terminate the lease of an off-site facility utilized by the epi foundry and resulted in termination of three employees associated with the development and growth of epi-layers.

•
The sale described in the immediately preceding paragraph should decrease operating costs while enabling early entry into power amplifier markets utilizing GaN power transistors procured from outside sources. Such transistors have demonstrated impressive performance while maintaining excellent reliability. Our goal is to manufacture amplifiers that utilize these transistors - simplifying amplifier architecture, improving amplifier efficiency and increasing bandwidth and power. Such amplifiers will initially target test and measurement and later cellular base station applications.

•	Opportunities to team with companies offering complementary capabilities to our own are being evaluated based on relevance to our long term strategic interests.

Marketing and Distribution

We do not maintain a large internal sales force. We have one sales person dedicated to the SunUV(C) Personal UV Monitor and we also maintain product information on our website. Additionally we use manufacturer’s representative and distributors domestically.

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

We are not aware of any companies currently marketing a personal UV monitor with a combination of features, style and packaging equivalent to ours, although there are other manufacturers of this type of product in the United States, Japan and Korea. Our SunUVStation product is unique to the best of our knowledge.

Electronic Instrumentation and Technology, Inc. (“EIT”), Apprise Technologies, UV Process Supply and International Light offer UV curing control instruments that perform similar functions to the Profiler M, although we believe that our product offers a very competitive combination of features and price.

There are no currently available GaN/AlGaN power amplifiers; however, we anticipate that there will be several US, Japanese and European firms announcing products in the next calendar year.

Description of Business - APACN

APACN offers a broad range of telecommunications equipment and products developed from over 20 years of product expertise acquired in each of the CSP and Americable acquisitions. Its broad range of product offerings include the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, Outside Plant (OSP) cabinets, and fiber and copper cable assemblies that serve the communication service provider including FTTH, large enterprise, and OEM markets. APACN maintains a range of engineering and technical knowledge in-house that works closely with customers to develop, customize and enhance products from design through production. Most products are produced at APACN’s plant in Plymouth, Minnesota with support from a corporate network of global manufacturing partners. APACN produces these products on both a quick-turn and scheduled delivery basis.

Products

•
Fiber Distribution Central Office Frame Systems APACN Fiber Distribution Systems (“FDS”) are high density, easy access fiber distribution panels and cable management systems that are designed to reduce installation time, guarantee bend radius protection and improve traceability. In the 144-port count configuration, APACN is the industry leader for density, saving the customer expensive real estate in the central office. The product line fully supports a wide range of panel configurations, densities, connectors, and adapters that can be utilized on a stand-alone basis or integrated into the panel system. The unique interchangeable building block design delivers feature rich solutions which are able to meet the needs of a broad range of network deployments.

•
Fiber Distribution Outside Plant Cabinets APACN’s Fiber Scalability Center (“FSC”) is a modular and scalable fiber distribution platform designed for “grow-as-you-go cost containment” as fiber goes beyond the control of a central office and closer to the user. This allows rollout of FTTH services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

•
Optical Components APACN packages optical components for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the APACN FDS. This value-added packaging allows the customer to source from a single supplier and reduce space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

•
Cable Assemblies APACN manufactures high quality fiber and copper assemblies with an industry-standard or customer-specified configuration. Industry-standard assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35. In addition, APACN’s engineering services team works alongside the engineering design departments of our OEM customers to design and manufacturer custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

Marketing and Distribution

APACN markets its products in the United States through a direct sales team with limited support from a network of manufacturer representative organizations. In addition, during fiscal 2006, the company significantly expanded its use of a two-tier distribution channel allowing the product line to penetrate a broader field of broadband service providers. APACN works closely with its target customers to adapt the company’s product platform to the client’s unique requirements. APACN offers a high level of customer service and principally brings new products to markets based upon the specific requests of its customers.

Competition

Competitors for the APACN FDS and FSC include but are not limited to ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Fiber Optic Network Solutions (FONS) Corporation (acquired by ADC Telecommunications during fiscal 2006), Alcatel, Inc., and Tyco Electronics, Inc. Nearly all of these firms are substantially larger than APACN and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities.

Sources of Materials and Outsourced Labor
Numerous purchased materials, components, and labor, are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some critical components and outsourced labor are purchased from a single or a limited number of suppliers. The loss of access to some components and outsourced labor would have a material adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Patents and Intellectual Property

As of March 31, 2006, we had 14 patents issued in the United States and two pending patent applications inside and outside the United States. During the last fiscal year the following 2 patents and a patent in process were sold:
US Patent 5,192,987 “High electron mobility transistor with GaN/AlGaN heterojunction”;
US Patent 5,2196,395 “ Method of making a high electron mobility transistor”;
US Patent application from provisional No. 60/428,856 (since allowed).
Terms of the sale of these patents allow APA to market and sell products for applications greater than 1 GHz
All of our patents relate to the business of our Optronics segment. We believe our success heavily depends upon technology we develop internally and we anticipate additional patent application filings this year. We have made significant progress toward improving the active, strategic management of our intellectual property portfolio. The markets for our products are characterized by rapid change and continual innovation that could render our technology and patents obsolete before their statutory protection expires. Several of the companies we compete with have greater research and development resources than we do and could develop technologies and products that are similar or even superior to ours without infringing on our intellectual property. It is possible that sale or license of part of our patent portfolio could be helpful to our business plans.

Environmental Compliance

Because we handle a number of chemicals in our operations, we must comply with federal, state and local laws and regulations regarding the handling and disposal of such chemicals. To date the cost of such compliance has not been material.

Major Customers

No single customer accounted for more than 10% of the Company’s sales in fiscal 2006, 2005, or 2004.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. Optronics had no backlog as of March 31, 2006, a backlog of $7,200 as of March 31, 2005 and a backlog of $6,490 as of March 31, 2004. APACN had backlogs of $1,383,206 as of March 31, 2006, $429,180 as of March 31, 2005, and $856,700 as of March 31, 2004.

Research and Development

During the fiscal years ended March 31, 2006, 2005, and 2004, Optronics spent approximately $1,409,000, $1,104,000, and $949,000, respectively, on research and development, mainly for the development of compound semiconductor electronic devices. This segment had no research activities sponsored by customers in fiscal years 2006, 2005 or 2004. We operate in highly competitive and rapidly evolving markets and plan to commit significant resources for research and development for the foreseeable future. We could locate research and development facilities in locations other than our current facilities in Minnesota based on several factors, including accessibility to qualified personnel and facility costs. APACN has made no significant expenditures for research and development from its inception through March 31, 2006.

Employees

As of March 31, 2006, Optronics had 36 full-time employees in the combined locations of Blaine, MN, Aberdeen, SD, and India. As of March 31, 2006, APACN had 92 full-time employees, mainly in Plymouth, MN. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company.

ITEM 1A.	RISK FACTORS.

Factors That May Affect Future Results

The statements contained in this Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-K and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Our Results of Operations

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have not been profitable since fiscal 1990. As of March 31, 2006, we had an accumulated deficit of $36.5 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We have significant fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Acquisitions or investments could have an adverse affect on our business.

We acquired the assets of Americable in June 2003 and integrated them with the assets of APACN. We acquired assets in India in March 2005 as part of a strategy to take advantage of lower manufacturing costs in India. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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

Executive Officers

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2006.

Name	Age	Position
Dr. Anil K. Jain	60	Chief Executive Officer/President/Chief Financial Officer of APA Enterprises, Inc.

Cheri Beranek Podzimek	43	President, APACN

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a lease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, the former being officer and director of the Company. See Note O of Notes to the Consolidated Financial Statements included under Item 8 of this Report. We own land directly west of the Blaine facility that may be used for future expansion.

We own a 24,000 square foot production facility in Aberdeen, South Dakota, which was used mainly for assembly of products for APACN customers and to a lesser extent for assembly of our DWDM components and UV detectors. During the fiscal year 2006 the Company terminated all the manufacturing activities at this facility and put the facility for potential lease or sale. The land upon which this facility is located (approximately 12 acres) was granted to us as part of a financing package from the city of Aberdeen. See Note I of Notes to the Consolidated Financial Statements included under Item 8 in this Report for further information regarding the financing of this facility. This land was sub-divided into two parcels of approximately 10 and 2 acres, and the latter was sold to Aberdeen Development Corporation. The Company contemplates further sub-dividing the balance 10 acre land in to two parts of approximately 5 acres each with the intention of selling or leasing the building along with 5 acre land and retaining the other 5 acre parcel for future use.

APA signed a lease agreement in June of 2004 with Veeco Compound Semiconductor, Inc. to locate APA’s multi-wafer MOCVD unit, purchased in fiscal 2004, in Veeco’s facilities in White Bear Lake, Minnesota, which is near APA’s Blaine facility. The lease term commenced on December 1, 2004 and was terminated March 10, 2006 coinciding with the sale of the epi foundry operation to an unrelated third party.

APA India currently leases, on a month to month basis, a 500 square meter facility in a special export zone near New Delhi, India. The Company is planning to relocate in to its own 1,000 square meter facility, under construction at present in the same general location, some time in calendar year 2006.

APACN subleases a 37,000 square foot facility in Plymouth, Minnesota consisting of office, manufacturing and warehouse space. This lease runs through June, 2006. Subsequent to year end, the company has renewed the lease of this facility through November 2013 on 30,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

On May 23, 2005 APA Enterprises, Inc. ("APA") was served with a complaint filed in U.S. District Court, District of Virginia by Electronic Instrumentation and Technology, Inc. ("EIT"). EIT alleged that APA obtained certain confidential information from EIT and used such information for unauthorized purposes.  EIT requested money damages of unspecified amount and equitable relief.  This matter was tried to a jury in December 2005.  APA defeated EIT's claims of fraud and misappropriation of trade secrets.  APA was ordered to pay EIT $35,000 for breach of contract.  EIT filed certain post-trial motions, all of which were denied by the court. EIT did not appeal the verdict and this matter is concluded.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on The NASDAQ National Market under the symbol “APAT.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by NASDAQ.

Fiscal 2006	High	Low
Quarter ended June 30, 2005	$1.62	$1.20
Quarter ended September 30, 2005	1.48	1.18
Quarter ended December 31, 2005	1.35	1.10
Quarter ended March 31, 2006	2.01	1.17

Fiscal 2005	High	Low
Quarter ended June 30, 2004	$3.75	$2.22
Quarter ended September 30, 2004	2.28	1.37
Quarter ended December 31, 2004	2.48	1.37
Quarter ended March 31, 2005	2.21	1.36

There were approximately 329 holders of record of our common stock as of March 31, 2006.

We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority restricts our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenues	$15,717,837	$13,886,486	$11,909,465	$436,157	$595,955
Net loss	(3,348,848)	(3,420,038)	(6,535,147)	(5,009,434)	(4,738,199)
Net loss per share, basic and diluted	(.28)	(.29)	(.55)	(.42)	(.40)
Weighted average number of shares, basic and diluted	11,872,331	11,872,331	11,872,331	11,873,914	11,896,976

Balance Sheet Data:
Total assets	$19,593,571	$22,074,014	$26,083,516	$31,884,526	$36,396,410
Long-term obligations, including current portion	1,360,961	1,578,836	1,811,759	2,173,682	2,461,363
Shareholders’ equity	15,579,442	18,922,161	22,363,061	28,918,943	33,504,917

The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Optronics is, at present, engaged in designing, manufacturing, and marketing of various optoelectronic products, ultraviolet (“UV”) detectors and related products. For the last several years our goal has been to manufacture and market products/components based on our technology developments. Previously, we focused on DWDM components for fiber optic communications and GaN based UV detectors (both components and integrated detector/electronic/display packages) because we believe that these two product areas have significant potential markets and because we have expertise and/or patent positions related to them. Optronics terminated the fiber optic communication activities at the end of fiscal year 2006.

APACN, which is a wholly owned subsidiary of APA Enterprises, is engaged in the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries. APACN’s primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, Outside Plant (OSP) cabinets, value-added fiber optics frames, panels and modules. APACN acquired certain assets of Americable on June 27, 2003. Several items discussed under the “Results of Operations” show significant changes from the comparable periods in the preceding fiscal year as a result of the acquisitions of Americable.

Application of Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Accounting for income taxes; and

•	Valuation and evaluating impairment of long-lived assets and goodwill.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2006, we have recorded a full valuation allowance of $13,390,433 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $33,782,000 which expire in fiscal years 2007 to 2026. To date the Company has not completed a section 382 analysis. If certain ownership changes occurred under section 382, there may be further limitations on the usage of the net operating loss carry forwards.

During the fourth quarter of fiscal year 2006, the Company recorded a deferred income tax liability of $272,000 for the book and income tax basis difference in goodwill on acquisitions.

Realization of the NOL carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes,” by assessing the available positive and negative evidence surrounding its recoverability.

We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

Valuation and evaluating impairment of long-lived assets and goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but reviewed for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2006, 2005 and 2004 and concluded that no impairment had occurred.

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2006.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004)(SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective April 1, 2006. For fiscal year 2007, management estimates the expense to be approximately $103,000.

Contractual Obligations

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$1,361	$1,343	$18	$0	$0
Operating leases	568	193	261	89	25

Total Contractual Cash
Obligations	$1,929	$1,536	$279	$89	$25

(1)	Includes fixed interest ranging from 0.62 to 10.00%.

Results of Operations

2006 Compared to 2005

REVENUES

Consolidated revenues for the fiscal year ended 2006 increased 13% to $15,718,000 from sales of $13,886,000 in 2005. Consolidated cost of sales decreased from 81% in 2005 to 78% in 2006 resulting in improved gross margin of $3,517,000 in 2006 as compared to $2,688,000 in 2005, an increase of 31%. Consolidated operating losses, however increased to $4,655,000 in 2006 compared to $3,795,000 in 2005. Consolidated net losses, however, decreased somewhat to $3,349,000 in 2006 or $.28 per diluted share compared to $3,420,000 or $.29 in 2005. The losses in fiscal 2006 were impacted by significantly increased legal expenses and non-operating activities related to the sale of Metal Organic Chemical Vapor Deposition (MOCVD) operations and a non-cash deferred tax liability related to goodwill on acquisitions. Increased legal expenses related to the defense of a lawsuit brought by EIT, a Virginia corporation, and a non-cash tax expense accrual related to goodwill were offset by a gain on the sale of Metal Organic Chemical Vapor Deposition (MOCVD) operations.

APACN’s revenues for the year ended 2006 were $15,641,000 versus $13,801,000 in the year ended 2005, an increase of 13%. The increase is primarily attributable to an increased acceptance of the Company’s products within the FTTH market resulting from increased sales and marketing activities during the fiscal year 2006. Sales to broadband service providers and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $10,488,000 or 67% of revenue. Sales to OEM’s, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $5,152,000, or 33% of revenue. This compares to 69% for broadband and commercial data networks and 31% for OEM’s in the prior year. APACN’s revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry. We expect sales at APACN in fiscal 2007 to continue to increase as a result of our investment in market development activities and the acceptance of the product line within our target customers.

Gross revenues at Optronics for the year ended 2006 were $400,000, compared to $489,000 in 2005, a decrease of 24%.  Gross revenues reflect approximately $323,000 of sales to APACN for fiber optics products and subcontracted labor versus $404,000 last year. These sales are eliminated as intercompany sales in the consolidated financial statements. Sales of UV monitors were $39,000 versus $29,000 in the prior year period, and sales of foundry services were $60,000 in 2006 versus $41,000 in 2005. Optronics’ revenue growth is dependent upon our ability to successfully establish manufacturing reliability for our GaN products and successful selling into our targeted market segments.

COST OF SALES AND GROSS PROFIT

APACN’s gross profit for the year ended in 2006 was $4,195,000 as compared to $3,821,000 in 2005. Gross profit percent for APACN for the year ended March 31, 2006 was 27% versus 28% in the prior year. The decrease in margin percentage reflects continued downward price pressure. The company expects to experience continued downward price pressure throughout fiscal 2007 and is continuing on its ongoing program to reduce the cost of its products through a combination of product re-design, process improvement and global sourcing of components and outside manufacturing. We expect gross margin percentage for APACN in fiscal 2007 to be about the same as in fiscal 2006.

Optronic’s net cost of sales for the year ended 2006 were $755,000 as compared to $1,218,000 in 2005. Personnel related expenses decreased approximately $250,000 due to staff reductions in our GaN product line and the termination of our Aberdeen manufacturing facility.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (“R&D”) expenses consist solely of the research and development expense at Optronics. There have been no research and development expenses at APACN. R&D expenses increased by approximately $305,000, to $1,409,000 for the year ended March 31, 2006 as compared to $1,104,000 for the year ended March 31, 2005. This represents an increase of 28% from 2005. The majority of the increase reflects additional rental and depreciation costs associated with operating a semiconductor machine for the entire year fiscal year of 2006 as compared to only the last two quarters in fiscal 2005. We expect these R&D expenses to reduce significantly during fiscal 2007 due mainly to the sale of the operations of the semiconductor machine.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administration (“S, G & A”) expenses increased approximately $1,384,000, or 26%, to $6,763,000 in 2006 from $5,379,000 in 2005.

S, G & A expenses at APACN were $4,248,000 for the year ending March 31, 2006 as compared to $3,487,000 in 2005, an increase of $761,000 or 22% mainly due to increased sales and marketing activities. As a percentage of revenue, we expect S, G & A expenses to be comparable in fiscal year 2007 to fiscal year 2006.

S, G & A expenses at Optronics increased $626,000 to $2,519,000 for the year ending March 31, 2006, from $1,893,000 in the prior period. The increase is mainly due to $443,000 increased legal costs primarily associated with the defense of a law suit from Electronic Instrumentation and Technology, Inc. (EIT), a Virginia corporation. We expect S, G, & A in fiscal 2007 to decrease significantly as compared to S, G & A in fiscal 2006.

GAIN ON DISPOSAL OF ASSETS (net)

Gains on disposal of assets at APACN were $4,000 in fiscal year ending March 31, 2006. There were no gains in the prior fiscal year.

Gains on disposal of assets at Optronics were $1,195,000 in fiscal year ended March 31, 2006 as compared to $209,000 in fiscal year ended March 31, 2005. A gain of approximately $1,163,000 was recognized on the sale of the MOCVD equipment and licensing of two patents during March 2006. In the prior fiscal year, the company realized a gain of approximately $196,000 on the sale of the optics product line in April 2004

OTHER INCOME AND EXPENSE

Other income at APACN increased approximately $114,000 to $122,000 in fiscal 2006 as compared to $8,000 in fiscal 2005. The difference is due mainly to significant contingent goodwill earn out of approximately $119,000, during fiscal year 2006, from Crescent Electric during the 3rd and final year of agreement acquired as a direct result of CSP acquisition. Other expense at APACN increased $83,000 to $386,000 for the year ending March 31, 2006 versus $303,000 in the prior year period. Interest expense increased $83,000 due to a higher debt balance outstanding and increasing interest rates over the year.

Other income at Optronics increased approximately $251,000 to $808,000 in fiscal 2006 from $557,000 in 2005. Interest income increased approximately $183,000 due mainly to higher interest income earned on cash equivalents. Other expenses increased approximately $69,000 to $160,000 from $91,000 in 2005, due mainly to the expenses related to the EIT judgment and write-down of fiber optic assets during the fiscal year 2006.

NET LOSS

Consolidated net loss decreased $71,000 to $3,349,000, or $.28 cents per share in fiscal 2006, as compared to a net loss of $3,420,000, or $.29 cents per share, in fiscal 2005.

Net loss for APACN for the year ending 2006 was $588,000 versus a profit of $36,000 in fiscal 2005. The increased losses during the fiscal 2006 were mainly due to the expansion of its sales and marketing activities and an accrual for taxes on goodwill.

Net loss for Optronics for the year ending 2006 was $2,760,000, a decrease of $696,000, or 20%, from $3,456,000 in 2005. The decreased losses are primarily the result of sale of its MOCVD operations and licensing of two patents.

2005 Compared to 2004

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

APACN’s revenues for the year ended 2005 were $13,801,000 versus $11,691,000 in the year ended 2004, an increase of 18%. The increase is primarily attributable to higher revenues in the first quarter of fiscal 2005 generated by the acquisition of Americable, Inc., which occurred at the end of the first quarter of fiscal 2004. The Americable assets contributed no corresponding revenues for the first quarter of fiscal 2004. Sales to broadband service providers and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $9,483,000 or 69% of revenue. Sales to OEM’s, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,317,000, or 31% of revenue. This compares to 60% for broadband and commercial data networks and 40% for OEM’s in the prior year. The change in mix is partially a result of an increased acceptance of the Company’s products within the FTTH market, offset by lower demand from some OEM customers. APACN’s revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry.

Gross revenues at Optronics for the year ended 2005 were $490,000, compared to $409,000 in 2004, an increase of 20%.  Gross revenues reflect approximately $404,000 of sales to APACN for fiber optics products and subcontracted labor versus $191,000 last year. These sales are eliminated as intercompany sales in the consolidated financial statements. The Company had no sales of its optics products in 2005 versus $92,000 in the prior year due to the sale of that product line in April 2004. Sales of UV monitors were $28,000 versus $23,000 in the prior year period, and sales of foundry services were $41,000 in 2005. Optronics’ revenue growth is dependent upon our ability to successfully establish manufacturing reliability for our GaN products and successful selling into our targeted market segments.

COST OF SALES AND GROSS PROFIT

APACN’s gross profit for the year ended in 2005 was $3,821,000 as compared to $2,660,000 in 2004. The increase is due mainly to higher margins generated in the first quarter of fiscal 2005 generated by the acquisition of Americable assets. Gross profit percent for APACN for the year ended March 31, 2005 was 28% versus 23% in the prior year. The increase in margin percentage reflects reduced production costs, resulting from consolidating multiple facilities, and a focus on selling higher margin products.

Optronic’s net cost of sales for the year ended 2005 were $1,218,000 as compared to $2,883,000 in 2004. Personnel related costs decreased approximately $780,000 due to staff reductions in response to demand and the sale of the optics product line in April 2004. In addition, inventory writeoffs decreased approximately $125,000 and other production expenses decreased approximately $140,000 due to cost reductions implemented in fiscal 2004 and 2005 in the optics and GaN product lines.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (“R&D”) expenses consist solely of the research and development expense at Optronics. There have been no research and development expenses at APACN. R&D expenses increased by approximately $155,000, to $1,104,000 for the year ended March 31, 2005 as compared to $949,000 for the year ended March 31, 2004. This represents an increase of 16% from 2004. The majority of the increase reflects additional rental and depreciation costs associated with operating a semiconductor machine, beginning in the third quarter of fiscal 2005, as well as personnel costs associated with this start up and HFET development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administration (“S, G & A”) expenses decreased approximately $226,000, or 4%, to $5,379,000 in 2005 from $5,605,000 in 2004.

S, G & A expenses at APACN were $3,487,000 for the year ending March 31, 2005 as compared to $3,615,000 in 2004. The majority of the difference is attributable to expenses generated by the assets acquired from Americable which occurred at the end of the first quarter of fiscal 2004. Consolidation of facilities beginning in fiscal 2004 also contributed to lower costs in fiscal 2005.

S, G & A expenses at Optronics decreased $97,000 to $1,893,000 for the year ending March 31, 2005, from $1,990,000 in the prior period. The decrease is attributable to a reduction in personnel expense of $260,000 in 2005, which was offset in part by higher outside services in 2005 related to India development expenses, along with higher facility expenses in 2005 (which consists of facility expenses included in cost of sales in 2004 but reclassified as S, G, & A in 2005) as this portion of the facility is no longer used for manufacturing operations.

GAIN ON DISPOSAL OF ASSETS (net)

Gains on disposal of assets were only recognized at Optronics. These gains were $209,000 in fiscal year ended March 31, 2005. There were no gains recognized in the prior fiscal year. The company realized a gain of approximately $196,000 on the sale of the optics product line in April 2004.

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

Other income at Optronics increased approximately $127,000 to $557,000 in fiscal 2005 from $430,000 in 2004. Interest income increased approximately $100,000 due mainly to higher interest income earned on cash equivalents. In addition $39,000 in facility related rental was also generated due to the sale of the fiber optics product line in April 2004. Other expenses decreased approximately $24,000 to $91,000 from $115,000 in 2004, due mainly to the absence of expenses related to assets disposed of in the prior year.

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

Liquidity and Capital Resources

As of March 31, 2006, our principal source of liquidity was our cash, cash equivalents and short-term investments, which totaled $8,948,000 compared to $10,813,000 at March 31, 2005.

We used $3,276,000 to fund operating activities during fiscal 2006 compared to $2,247,000 in fiscal 2005, and $5,596,000 in fiscal 2004. In all three years the largest use of cash in operating activities was the funding of the net losses. The net loss for fiscal 2006 decreased to $3,349,000 from $3,420,000 in fiscal 2005. The primary factor contributing to the decreased loss from fiscal 2005 to 2006 was the sale of the MOCVD equipment and licensing of two patents which was mostly negated by increased S, G&A costs. The primary factors contributing to the decreased loss from fiscal 2004 to 2005 were the profitable operations at APACN and reduced expenses at Optronics.

In fiscal 2006 we netted approximately $1,629,000 in positive cash flows from investing activities after accounting for the purchase of property and equipment of $428,000 and $2,057,000 proceeds from the sale of assets, including proceed of $1,900,000 of MOCVD equipment and licensing of two patents. In fiscal 2005 we used $249,000 in investing activities, including $49,000 used to purchase assets through APA Optronics (India) Private Limited (See Note B of Notes to the Consolidated Financial Statements included under Item 8 of this Report). We also invested $429,000 to purchase property and equipment, mainly for production equipment at Optronics. In fiscal 2004 we used $2,753,000 in investing activities including $1,960,000 used to purchase the assets of Americable. We also invested $786,000 to purchase property and equipment, mainly for the purchase of the MOCVD system

In fiscal 2006, we used $219,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2005, we used $235,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2004, we used $342,000 in financing activities primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota.

Construction of our manufacturing facility in Aberdeen utilized certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2006, the total principal outstanding under bonds issued by the State of South Dakota was $1,320,000. Interest on the bonds ranges from 5.8% to 6.75%, and the bonds are due in various installments between 2005 and 2016. These bonds require compliance with certain financial covenants. We were out of compliance with these covenants during all of fiscal 2004, 2005 and 2006. For further information regarding these bonds, see Note I of Notes to the Consolidated Financial Statements included under Item 8 of this Report. On April 14, 2004 the Company sold its optics manufacturing operations, as discussed in Note C to the Consolidated Financial Statements included under Item 8 of this Report, to PNE, Inc. dba IRD. The terms of the sale required the Company to prepay $89,000 of a loan with the Aberdeen Development Corporation (“ADC”) in South Dakota and to accelerate the loan payment schedule to maturity in fiscal 2011 from 2016. In June 2005, the Company sold a portion of the land in Aberdeen acquired from ADC back to ADC in consideration of cancellation of the remaining $120,000 due on the loan. Accordingly, the loan from ADC is fully satisfied. See Note D to the Consolidated Financial Statements included under Item 8 of this Report.

Our capital requirements are dependent upon several factors, including market acceptance of our products, the timing and extent of new product introductions and delivery, and the costs of marketing and supporting our products on a worldwide basis. See “Item 1. Business.” Although we believe that our current cash, cash equivalents, and short-term investments will be sufficient to fund our operations for more than the next 12 months, we cannot assure you that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame, or that additional funding, if needed, will be available on terms acceptable to us, or at all. We may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents. The portfolio includes only marketable securities with active secondary or resale markets to ensure liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk. See “Cash and Equivalents” under Note A of the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended March 31, 2006:

	Quarter Ended
	June 30, 2004(1)	September 30, 2004	December 31, 2004	March 31, 2005
Statement of Operations Data

Net revenue	$3,687,718	$3,668,068	$3,305,299	$3,225,401
Gross profit	600,875	782,264	601,140	704,031
Net loss	(702,836)	(883,047)	(928,510)	(905,645)
Net loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.08)	$(0.08)

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006(2)
Statement of Operations Data

Net revenue	$3,512,563	$4,069,367	$4,379,192	$3,756,715
Gross profit	725,110	904,070	1,024,333	863,591
Net loss	(891,006)	(1,063,628)	(1,275,786)	(118,428)
Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.11)	$(0.01)

(1)
In January, 2004 the Company announced the discontinuance of optics manufacturing at its Blaine, Minnesota facility. The closure was the result of aggressive off-shore pricing and continued lower demand for this product line. The Company sold its optics manufacturing operations on April 14, 2004 for $220,000.

(2)	During the fourth quarter of fiscal year 2006, the Company recorded a deferred income tax liability of $272,000 related to goodwill from acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
APA Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of APA Enterprises, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial state-ments are the responsibility of the Com-pany’s management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assur-ance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of APA Enterprises, Inc. and subsidiaries as of March 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2006, in con-formity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 12, 2006

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

March 31,

ASSETS	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$8,947,777	$10,813,492
Accounts receivable, net of allowance for uncollectible accounts of $77,831 and $57,107 at March 31, 2006 and 2005	1,892,483	1,446,248
Inventories	1,836,843	1,270,653
Prepaid expenses	173,040	264,372
Bond reserve funds	126,385	131,548

Total current assets	12,976,528	13,926,313

PROPERTY, PLANT AND EQUIPMENT, net	2,623,412	3,946,998

OTHER ASSETS
Bond reserve funds	343,241	337,091
Goodwill	3,422,511	3,422,511
Other	227,879	441,101
	3,993,631	4,200,703

	$19,593,571	$22,074,014

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS  - Continued

March 31,

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005

CURRENT LIABILITIES
Current maturities of long-term debt	$1,342,481	$1,471,036
Accounts payable	1,353,828	814,005
Accrued compensation	815,046	568,950
Accrued expenses	211,840	190,062

Total current liabilities	3,723,195	3,044,053

LONG-TERM DEBT, net of current maturities	18,480	107,800
DEFERRED INCOME TAXES	272,454	-
Total liabilities	4,014,129	3,151,853

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at March 31, 2006 and 2005	118,723	118,723
Additional paid-in capital	51,966,213	51,960,084
Accumulated deficit	(36,505,494)	(33,156,646)

Total shareholders equity	15,579,442	18,922,161

	$19,593,571	$22,074,014

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2006	2005	2004

Revenues	$15,717,837	$13,886,486	$11,909,465

Cost of sales	12,200,733	11,198,176	11,914,050

Gross profit (loss)	3,517,104	2,688,310	(4,585)

Operating expenses
Research and development	1,408,778	1,103,972	948,737
Selling, general and administrative	6,763,068	5,379,483	5,605,177
Gain on sale of assets (net)	(1,198,295)	(208,837)	-
	6,973,551	6,274,618	6,553,914

Loss from operations	(3,456,447)	(3,586,308)	(6,558,499)

Other income	547,878	275,661	225,719
Other expense	(164,708)	(105,253)	(200,314)
	383,170	170,408	25,405

Loss before income taxes	(3,073,277)	(3,415,900)	(6,533,094)

Income taxes	275,571	4,138	2,053

Net loss	$(3,348,848)	$(3,420,038)	$(6,535,147)

Net loss per share
Basic and diluted	$(0.28)	$(0.29)	$(0.55)

Weighted average shares outstanding
Basic and diluted	11,872,331	11,872,331	11,872,331

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31,

	Undesignated					Additional		Total
	shares	Preferred stock		Common stock		paid-in	Accumulated	shareholders’
		Shares	Amount	Shares	Amount	capital	deficit	equity

Balance at March 31, 2003	-	-	$-	11,872,331	$118,723	$52,001,681	$(23,201,461)	$28,918,943
Options issued as compensation	-	-	-	-	-	(20,735)	-	(20,735)
Net loss	-	-	-	-	-	-	(6,535,147)	(6,535,147)

Balance at March 31, 2004	-	-	-	11,872,331	118,723	51,980,946	(29,736,608)	22,363,061
Options issued as compensation	-	-	-	-	-	(20,862)	-	(20,862)
Net loss	-	-	-	-	-	-	(3,420,038)	(3,420,038)

Balance at March 31, 2005	-	-	-	11,872,331	$118,723	$51,960,084	$(33,156,646)	$18,922,161
Change in options issued as compensation	-	-	-	-	-	6,129	-	6,129
Net loss	-	-	-	-	-	-	(3,348,848)	(3,348,848)

Balance at March 31, 2006	-	-	$-	11,872,331	$118,723	$51,966,213	$(36,505,494)	$15,579,442

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,348,848)	$(3,420,038)	$(6,535,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	1,061,199	1,003,573	971,194
Deferred tax liability	272,454	-	-
Gain on sale of assets	(1,198,295)	(208,837)	-
Compensation expense	6,129	(20,862)	(20,735)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(446,235)	341,293	(678,686)
Inventories	(566,190)	303,535	(179,293)
Prepaid expenses and other assets	136,111	(134,910)	(44,909)
Accounts payable and accrued expenses	807,697	(110,679)	891,795

Net cash used in operating activities	(3,275,978)	(2,246,925)	(5,595,781)

Cash flows from investing activities:
Purchases of property and equipment	(427,631)	(429,457)	(785,870)
Proceeds from sale of assets	1,936,756	229,000	-
Cash paid for business acquisitions	-	(48,772)	(1,960,000)
Other	-	-	(7,376)

Net cash provided by (used in) investing activities	1,509,125	(249,229)	(2,753,246)

Cash flows from financing activities:
Payment of long-term debt	(97,875)	(232,923)	(361,923)
Bond reserve funds	(987)	(2,341)	20,174

Net cash used in financing activities	(98,862)	(235,264)	(341,749)

Decrease in cash and cash equivalents	(1,865,715)	(2,731,418)	(8,690,776)

Cash and cash equivalents at beginning of year	10,813,492	13,544,910	22,235,686

Cash and cash equivalents at end of year	$8,947,777	$10,813,492	$13,544,910

Supplemental cash flow information:
Cash paid during the year for:
Interest	$90,816	$99,337	$109,251
Income taxes	3,117	4,138	2,053

Noncash investing and financing transactions:
Debt relieved in exchange for land	$120,000	$-	$-
Capital expenditure included in accounts payable	$-	$-	$225,000

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

APA Enterprises, Inc., formerly APA Optics, Inc., (the Company) is a manufacturer of custom cable assemblies and supplier of premise cabling components and networking products to customers throughout the United States with a concentration in Minnesota. The Company also manufactures and markets a range of gallium nitride-based devices.

Principles of Consolidation

The consolidated financial statements include the accounts of APA Enterprises, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transac-tions have been eliminated in consolidation.

Foreign Currency Translation

The Company uses the United States dollar as its functional currency for its subsidiary in India. India’s financial statements were translated into U.S. Dollars at the year end exchange rate, while income and expenses are translated at the average exchange rates during the year. There was no significant foreign exchange translation gain or losses during fiscal years ended March 31, 2006 and 2005. There were no foreign currency operations during fiscal year ended March 31, 2004.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments classified as cash equivalents at March 31, 2006 and 2005 consist entirely of short-term money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Cash of approximately $104,000 and $145,000 was on deposit in foreign financial institutions at March 31, 2006 and 2005. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market. Cost is determined using material costs, labor charges, and allocated factory overhead charges.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortiza-tion. Depreciation and amortization are provided on the straight-line method for book and tax purposes over the follow-ing estimated useful lives of the assets:

Years

Building	20
Equipment	3 - 7
Leasehold improvements	7 - 10 or life of lease

Goodwill

Goodwill represents the excess of the purchase price over net assets acquired. Goodwill is not amortized. Goodwill is tested for impairment annually or whenever conditions exist that indicate an impairment could exist. The Company performed the annual impairment test in fiscal years 2006 and 2005 and concluded that no impairment had occurred.

Stock-Based Compensation

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees, as described more fully in Note N. The Company uses the intrinsic value method to value stock options issued to employees. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price. The Company’s stock based compensation income also reflects the benefit of the cancellation of previously unvested expensed options. The Company rec-ognized compensation expense of $6,129 for the year ended March 31, 2006 and compensation income of $20,862 and $20,735 for the years ended March 31, 2005 and 2004. For those stock options granted where the exercise price was equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in the net loss. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method, to stock-based employee compensation for the following fiscal years:

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	March 31, 2006	March 31, 2005	March 31, 2004

Net loss to common shareholders - as reported	$(3,348,848)	$(3,420,038)	$(6,535,147)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	108,472	129,914	158,936
Net loss - pro forma	$(3,457,320)	$(3,549,952)	$(6,694,083)

Basic and diluted net loss per common share - as reported	$(.28)	$(.29)	$(.55)

Basic and diluted net loss per common share - pro forma	$(.29)	$(.30)	$(.56)

The weighted average fair value of options granted in 2006, 2005 and 2004 was $1.39, $1.79, and $2.62. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, 2005 and 2004; zero dividend yield, risk-free interest rate of 3.9%, 3.4% and 3.3%; volatility of 75%, 75% and 75%, and a weighted-average expected term of the options of five years. No adjustment was made to the Black Scholes calculation to reflect that the options are not freely traded.

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

Common stock options and warrants to purchase 633,780, 683,361 and 975,937 shares of com-mon stock with a weighted average exercise price of $2.96, $4.99 and $6.35 were out-standing during the years ended March 31, 2006, 2005 and 2004, but were excluded from the calculation of net loss per share because they were antidilutive. Had we not incurred net losses during the fiscal years ended March 31, 2006, 2005 and 2004, we would not have assumed any conversion of stock options in fiscal 2006 and 2005, and we would have assumed conversion of stock options into 18,031 common shares in fiscal 2004.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclo-sure about contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates used by management.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets if events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2006.

Income Taxes

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform with the presentation used in 2006. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Newly Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply Statement 123(R) effective April 1, 2006. For fiscal year 2007, management estimates the expense to be approximately $103,000.

NOTE B - ACQUISITIONS

Americable, Inc.

On June 27, 2003, the Company acquired certain assets of Americable, Inc. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets have been included in the statement of operations from the date of acquisition. There are no contingent payments related to the acquisition.

NOTE B - ACQUISITIONS - Continued

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

	Original Purchase Price Allocation	Purchase Price Adjustment	Net Purchase Price Allocation
Accounts receivable	$594,000	$46,279	$640,279
Inventory	638,000	(13,944)	624,056
Property, plant and equipment	450,000	(49,186)	400,814
Assets purchased	1,682,000	(16,851)	1,665,149
Goodwill	278,000	16,851	294,851
Purchase price	$1,960,000	$-	$1,960,000

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

NOTE D - SALE OF LAND

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

NOTE E - CLOSING OF THE ABERDEEN FACILITY

The Company ceased all of its operations during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company owned facility, located approximately on a 10-acre parcel, is designated for lease or sale after sub-division of the land in approximately two 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of March 31, 2006. The company plans to retain the 5-acre vacant land for potential future use. The facility, built using proceeds from a South Dakota assisted bond, currently has a long-term debt balance of approximately $1.0 Million, after adjusting the proceeds from the reserve funds. Note I provides more detailed financial information about the long-term debt and reserve funds.

NOTE F - SALE OF METAL ORGANIC CHEMICAL VAPOR DEPOSITION (MOCVD) OPERATIONS

In March, 2006 the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year. The company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006. The company does not track discrete financial information, therefore this has not been presented as a discontinued operation.

NOTE G - INVENTORIES

Inventories consist of the following at March 31:

	2006	2005

Raw materials	$429,954	$266,051
Work-in-process	48,474	9,661
Finished goods	1,358,415	994,941

	$1,836,843	$1,270,653

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31:

	2006	2005

Land	$116,195	$127,760
Buildings	1,809,881	1,682,205
Manufacturing equipment	4,802,514	5,895,170
Office equipment	863,131	699,839
Vehicles	10,648	-
Leasehold improvements	1,135,728	1,132,651
	8,738,097	9,537,625
Less accumulated depreciation and amortization	6,114,685	5,590,627

	$2,623,412	$3,946,998

NOTE I - LONG-TERM DEBT

The following is a summary of the outstanding debt at March 31:

	2006	2005
South Dakota Governor’s Office of Economic Development and the Aberdeen Development Corporation Bond, 5.8% to 6.75%, due in various installments through 2016	$1,320,000	$1,405,000

Low interest economic development loans, 0%, due in various installments through fiscal 2011	-	120,000

Other	40,961	53,836
	1,360,961	1,578,836
Less current maturities	1,342,481	1,471,036

	$18,480	$107,800

At March 31, 2006 and 2005, the Company had on deposit with trustees $469,626 and $468,639 in reserve funds for bond maturities, of which $126,385 and $131,548 are for current bond maturities. These funds are included in bond reserve funds in the accompanying balance sheets.

The loan agreement requires the Company to maintain compliance with certain cove-nants. The Company was out of compliance with certain of these covenants in fiscal 2006. All debt, except for other long term debt, has been classified as current due to the Company’s covenant violation.
All of the above debt is secured by land, buildings, and certain equipment of the Company.

Scheduled maturities of the Company’s long-term debt are as follows:

Years ending March 31,
2007	$1,342,481
2008	14,773
2009	3,707
$1,360,961

NOTE J - EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employ-ees. The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan. The Company’s contributions under this plan were $114,000, $97,000, and $72,000 for the years ended March 31, 2006, 2005 and 2004.

NOTE K - INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws. Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability. Accordingly, the Company has recorded a full valuation allowance at March 31, 2006 and 2005.

Significant components of deferred income tax assets and liabilities are as follows at March 31:

	2006	2005
Current deferred income tax assets:
Inventories	$160,129	$116,156
Accrued expenses	194,841	163,338
	354,970	279,494
Long-term deferred income tax asset:
Intangibles	12,766	33,130
Net operating loss carryforward	13,173,801	12,296,918
	13,186,567	12,330,048
Total deferred income tax assets	13,541,537	12,609,542

Long-term deferred income tax liabilities:
Property and equipment depreciation	151,104	288,639
Goodwill	272,454	153,696
	423,558	442,335

Total net deferred income taxes	13,117,979	12,167,207
Valuation allowance	(13,390,433)	(12,167,207)
Total	$(272,454)	$-

As of March 31, 2006, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $33,782,000 which expire in fiscal years 2007 to 2026. To date the Company has not completed a Section 382 analysis. If certain ownership changes occurred under Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate for March 31:

	Percent of Pre-tax Income
	2006	2005	2004
Federal statutory rate	(34%)	(34%)	(34%)
State income taxes	(5%)	(5%)	(5%)
Permanent differences	7%	1%	0%
Other	1%	0%	0%

Change in valuation allowance	40%	38%	39%
Tax Rate	9%	0%	0%

NOTE K - INCOME TAXES - Continued

Components of the (benefit) provision for income taxes are as follows for the years ended March 31:

	2006	2005	2004
Current:
Federal	$272,454	$-	$-
State	3,117	4,138	2,053

Deferred:
Federal	1,064,207	869,866	2,106,637
State	159,019	127,921	309,799

Valuation allowance	(1,223,226)	(997,787)	(2,416,436)
Income tax expense	$275,571	$4,138	$2,053

During the fourth quarter of fiscal year 2006, the Company recorded a $272,000 deferred income tax liability for the book and income tax basis difference in goodwill. Income tax expense consists primarily of state taxes in 2005 and 2004.

On June 1, 2006, the Treasury issued final regulations concerning the deduction for income attributable to domestic production activities under Section 199. Section 199 was enacted as part of the American Jobs Creation Act of 2004. The company examined the effect of these regulations and concluded the impact to be immaterial until all net operating losses have been fully utilized.

NOTE L - SHAREHOLDERS’ EQUITY

The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series. The Company is authorized to issue 500 shares of preferred stock and 50,000,000 shares of common stock at $.01 par value. The Company has not issued any shares of preferred stock.

NOTE M - SHAREHOLDER RIGHTS PLAN

Pursuant to the Shareholder Rights Plan each share of com-mon stock has attached to it a right, and each share of common stock issued in the future will have a right attached until the rights expire or are redeemed. Upon the occurrence of certain change in control events, each right entitles the holder to purchase one one-hundredth of a share of Series B Junior Preferred Participating Share, at an exercise price of $80 per share, subject to adjustment. The rights expire on November 10, 2010 and may be redeemed by the Company at a price of $.001 per right prior to the time they become exercisable.

NOTE N - STOCK OPTIONS AND WARRANTS

Stock Options

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a six-year period. The plans had 673,530 shares of common stock available for issue at March 31, 2006.

Option transactions under these plans during the three years ended March 31, 2006 are summa-rized as follows:

	Number of shares	Weighted average exercise price
Outstanding at March 31, 2003	408,375	$4.27
Granted	140,000	2.62
Canceled	(163,260)	5.65
Outstanding at March 31, 2004	385,115	3.74
Granted	72,000	1.79
Canceled	(220,485)	3.60
Outstanding at March 31, 2005	236,630	3.28
Granted	65,000	1.39
Cancelled	(25,160)	3.75
Outstanding at March 31, 2006	276,470	2.80

The number of shares exercisable at March 31, 2006, 2005 and 2004 was 113,510, 72,255, and 176,815, respectively, at a weighted average exercise price of $3.83, $4.47, and $4.21 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2006:

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding	Weighted average exercise price
$1.30-$2.91	236,470	3.93 years	$1.99	78,510	$2.23
5.53-8.90	40,000	0.94 years	7.55	35,000	6.49
	276,470	3.50 years	2.80	113,510	3.83

NOTE N - STOCK OPTIONS AND WARRANTS - Continued

Stock Warrants

The following is a table of the warrants to purchase shares of the Company’s common stock:

	Warrants outstanding	Exercise price per share	Expiration date

Balance at March 31, 2003	590,822	$3.00 - 17.84	2005 - 2008
Issued	-	-	-
Expired	-	-	-
Balance at March 31, 2004	590,822	3.00 -17.84	2005 - 2008
Issued	-	-	-
Expired	(144,091)	14.72	2005
Balance at March 31, 2005	446,731	3.00 - 17.84	2006 - 2008
Issued	-	-	-
Expired	(89,421)	$6.00-17.84	2006
Balance at March 31, 2006	357,310	3.00-7.00	2007-2008

All warrants are exercisable upon date of grant.

NOTE O - COMMITMENTS

The Company leases office and manufacturing facilities from a partnership whose two partners are major shareholders, officers and directors of the Company. The Company has determined FIN 46 (R), Consolidation of Variable Interest Entities (VIE’s), does not require the consolidation of the partnership with APA’s financial statements. The lease agreement, classified as an operating lease, expires November 30, 2009 and provides for periodic increases of the rental rate based on increases in the consumer price index. Rental expense was $585,000, $478,000 and $485,000 for the years ended March 31, 2006, 2005 and 2004, of which $160,000, $155,000 and $149,000 was paid to the partnership, respectively.

The following is a schedule of approximate minimum payments required under the capital and operating leases:

Year ending March 31	Operating leases

2007	$193,354
2008	133,402
2009	128,022
2010	86,190
2011	2,526
Thereafter	25,260

Total minimum lease payments	$568,754

NOTE P - CONCENTRATIONS

Suppliers

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

NOTE Q - SEGMENTS OF BUSINESS

The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are Optronics and Cables and Networks (APACN). Optronic’s revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices. APACN’s revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the companies based on detailed information contained in invoices. In addition, corporate overhead costs for management’s time and other expenses are allocated to each segment. Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Year ended March 31, 2006
External sales	$400	$15,641	$(323)	$15,718
Gross profit (loss)	(674)	4,195	(4)	3,517
Operating loss	(3,407)	(49)	-	(3,456)
Depreciation and amortization	798	263	-	1,061
Capital expenditures	289	138	-	427
Assets	19,333	7,879	(7,618)	19,594

Year ended March 31, 2005
External sales	$489	$13,801	$(404)	$13,886
Gross profit (loss)	(1,133)	3,821	-	2,688
Operating profit (loss)	(3,920)	334	-	(3,586)
Depreciation and amortization	774	230	-	1,004
Capital expenditures	397	79	-	476
Assets	22,253	7,188	(7,367)	22,074

Year ended March 31, 2004
External sales	$409	$11,691	$(191)	$11,909
Gross profit (loss)	(2,665)	2,660	-	(5)
Operating loss	(5,604)	(955)	-	(6,559)
Depreciation and amortization	797	174	-	971
Capital expenditures	695	91	-	786
Assets	26,187	7,310	(7,413)	26,084

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company’s chief executive officer and chief financial officer (the same person) has evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, and based on such evaluation has concluded that they are effective.

During the fiscal quarter ended March 31, 2006, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There were no events during the quarter ended March 31, 2006 required to be disclosed on Form 8-K which were not so disclosed.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

Information regarding directors and the information required by Items 11, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by Item 11 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information required by Item 12 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in August 2006.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of March 31, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	276,470	$2.80	673,530
Equity compensation plans not approved by security holders	357,310	$3.08	Not applicable*
Total	633,780	$2.96	673,530

* These securities are comprised solely of warrants that were not issued pursuant to any formal plan with an authorized number of securities available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Item 13 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The following financial statements are filed herewith under Item 8.

Page
(i)	Report of Independent Registered Public Accounting Firm for the years ended March 31, 2006, 2005 and 2004	F1

(ii)	Consolidated Balance Sheets as of March 31, 2006 and 2005	F2

(iii)	Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004	F3

(iv)	Consolidated Statement of Shareholders’ Equity for the years ended March 31, 2006, 2005 and 2004	F4

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004	F6

(vi)	Notes to the Consolidated Financial Statements for the years ended March 31, 2006, 2005 and 2004	F7

(2)	Financial Statement Schedules: See Schedule II on page following signatures.

(b)	Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA Enterprises, Inc.

Date: June 28, 2006	By	/s/ Anil K. Jain
Anil K. Jain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anil K. Jain	President, Chief Executive Officer,	June 28 , 2006
Anil K. Jain	Chief Financial Officer and Director (principal executive officer and principal financial officer)

/s/ Chris M. Goettl	Controller	June 28 , 2006
Chris M. Goettl

/s/ John G. Reddan	Director	June 28 , 2006
John G. Reddan

/s/ Ronald G. Roth	Director	June 28, 2006
Ronald G. Roth

/s/ Stephen L. Zuckerman MD	Director	June 28, 2006
Stephen L. Zuckerman

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to: Cost and Expenses	Charged to: Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts
March 31, 2006	$57,107	$18,000	$6,121 (1)	$3,397 (2)	$77,831
March 31, 2005	49,038	33,000	10,692 (1)	35,623 (2)	57,107
March 31, 2004	20,644	31,500	2,562 (1)	5,668 (2)	49,038

(1) Represents recovery of bad debt and other adjustments
(2) Represents writeoffs of bad debt

REPORT OF INDEPENDENT REGISTERED CERTIFIED

PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Shareholders

APA Enterprises, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of APA Enterprises, Inc. and subsidiaries referred to in our report dated May 12, 2006, which is included in the annual report to security holders.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying Schedule II is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

May 12, 2006

EXHIBIT INDEX

Number	Description	Page Number or Incorporated by Reference to

2.1	Asset Purchase Agreement between APACN and CSP, Inc.	Exhibit 2.1 to Form 8-K filed March 31, 2003

2.1	Asset Purchase Agreement between APACN and Americable, Inc.	Exhibit 2.1 to Form 8-K filed July 2, 2003

2.2	Agreement Not to Compete with Peter Lee as part of CSP asset purchase	Exhibit 2.2 to Form 8-K filed March 31, 2003

2.3	Asset Purchase Agreement between APA Enterprises, Inc. and Software Moguls India Private Limited and S M Infoexpert Private Limited	Exhibit 2.3 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

3.1	Restated Articles of Incorporation, as amended to date	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000

3.1 (a)	Restated Articles of Incorporation, as amended to date thru August 25, 2004	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004

3.2	Bylaws, as amended and restated to date	Exhibit 3.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1999

4.1(a)	State of South Dakota Board of Economic Development $300,000 Promissory Note, REDI Loan: 95-13-A	Exhibit 4.1(a) to the Report on 10-QSB for the quarter ended June 30, 1996 (the “June 1996 10-QSB”)

4.1(b)	State of South Dakota Board of Economic Development Security Agreement REDI Loan No: 95-13-A dated May 28, 1996	Exhibit 4.1(b) to the June 1996 10-QSB

4.2(a)	$700,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(a) to the June 1996 10-QSB

4.2(b)	$300,000 Loan Agreement dated June 24, 1996 between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(b) to the June 1996 10-QSB

4.2(c)	$250,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(c) to the June 1996 10-QSB

Number	Description	Page Number or Incorporated by Reference to

4.2(d)	$300,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(d) to the June 1996 10-QSB

4.2(e)	Amended Loan Agreement with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(e) to Registrants Report on Form 10-K for fiscal year ended March 31, 2004

4.2(f)	Purchase Agreement for land with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(f) to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

4.3(a)	Loan Agreement between South Dakota Economic Development Finance and APA Enterprises, Inc.	Exhibit 4.3(a) to the June 1996 10-QSB

4.3(b)	Mortgage and Security Agreement - One Hundred Day Redemption from APA Enterprises, Inc. to South Dakota Economic Development Finance Authority dated as of June 24, 1996	Exhibit 4.3(b) to the June 1996 10-QSB

4.4(a)	Subscription and Investment Representation Agreement of NE Venture, Inc.	Exhibit 4.4(a) to the June 1996 10-QSB

4.4(b)	Form of Common Stock Purchase Warrant for NE Venture, Inc.	Exhibit 4.4(b) to the June 1996 10-QSB

4.5(a)	Certificate of Designation for 2% Series A Convertible Preferred Stock	Exhibit 4.5(a) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.5(b)	Form of common stock warrant issued in connection with 2% Series A Convertible Preferred Stock	Exhibit 4.5(b) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.6	Common Stock Purchase Warrant issued to Ladenburg Thalmann & Co. Inc. to purchase 84,083 shares	Exhibit 4.6 to Registrant’s Report on Form 10-K for fiscal year ended March 31, 2000 (“2000 10-K”)

4.7	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000

4.8	Common Stock Warrant Purchase Agreement with Peter Lee as part of CSP asset purchase	Exhibit 4.8 to Form 8-K filed March 31, 2003

10.1(a)	Sublease Agreement between the Registrant and Jain-Olsen Properties and Sublease Agreement and Option Agreement between the Registrant and Jain-Olsen Properties	Exhibit 10.1 to the Registration Statement on Form S-18 filed with the Chicago Regional Office of the Securities and Exchange Commission on June 26, 1986

Number	Description	Page Number or Incorporated by Reference to

10.1(b)	Amendment and Extension of Sublease Agreement dated August 31, 1999	Exhibit 10.1(b) to 2000 10-K

10.1(c)	Lease Agreement between Registrant and Jain-Olsen Properties	Exhibit 10.1(c) to Registrant’s Form 10Q-SB for quarter ended September 30, 2004

*10.2(a)	Stock Option Plan for Nonemployee Directors	Exhibit 10.3a to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1994 (the “1994 10-KSB”)

*10.2(b)	Form of option agreement issued under the Nonemployee Directors Plan	Exhibit 10.3b to 1994 10-KSB

*10.3	1997 Stock Compensation Plan	Exhibit 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1997

*10.4	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1990

*10.5	Form of Agreement regarding Repurchase of Stock upon Change in Control Event with Anil K. Jain and Kenneth A. Olsen	Exhibit 10.1 to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1997 (“September 1997 10-QSB”)

*10.6	Form of Agreement regarding Employment/Compensation upon Change in Control with Messrs. Jain and Olsen	Exhibit 10.2 to the September 1997 10-QSB

*10.7	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Report on From 10-K for the fiscal year ended March 31, 2002.

10.8	Sublease agreement between Newport and APACN	Exhibit 10.8 to Registrant’s Report of Form 10-QSB for the quarter ended June 30, 2003

10.9	Sublease agreement between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 to Registrant’s Report of Form 10-K for the fiscal year ended March 31, 2004

10.9(b)	Amendment to sublease between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 (b) to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2004

*10.10	Ken Olsen Separation Agreement	Exhibit 10.10 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

*10.11	Stock option agreement with Cheri Podzimek, President of APACN	Exhibit 10.11 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

Number	Description	Page Number or Incorporated by Reference to

10.12	Agreements on sale of MOCVD Assets	Exhibit 10.12 to Registrant’s Report on for 8-K filed March 10, 2006

10.13	Patent and Technology and Revenue Sharing License Agreement	Exhibit 10.13 to Registrant’s Report on for 8-K filed March 10, 2006

10.14	Lease agreement between Bass Lake Realty, LLC and APACN	**

14	Code of Ethics	Exhibit 14 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

21	List of Subsidiaries	**

23.1	Consent of Grant Thornton LLP	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.

** Filed with this Report.