Form 10-Q
period 2006-06-30
APA Enterprises, Inc.
filed 2006-08-10
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at August 2, 2006
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (Unaudited)

	June 30,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$8,143,946	$8,947,777
Accounts receivable, net of allowance for uncollectible accounts of $75,529 at June 30, 2006 and $77,831 at March 31, 2006	2,104,804	1,892,483
Inventories	2,073,806	1,836,843
Prepaid expenses and other	171,492	299,425
Total current assets	12,494,048	12,976,528

Property, plant and equipment, net	2,644,810	2,623,412

Other assets:
Bond reserve funds	339,154	343,241
Goodwill	3,422,511	3,422,511
Other	249,621	227,879
	4,011,286	3,993,631

Total assets	$19,150,144	$19,593,571

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,256,678	$1,342,481
Accounts payable	1,350,776	1,353,828
Accrued compensation	620,869	815,046
Accrued expenses	150,442	211,840
Total current liabilities	3,378,765	3,723,195

Long-term debt, net of current maturities	14,796	18,480
Deferred income taxes	288,634	272,454
Total liabilities	3,682,195	4,014,129

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at June 30, 2006 and March 31, 2006	118,723	118,723
Additional paid-in capital	51,987,991	51,968,366
Accumulated foreign currency translation	(21,253)	(2,153)
Accumulated deficit	(36,617,512)	(36,505,494)
Total shareholders’ equity	15,467,949	15,579,442

Total liabilities and shareholders’ equity	$19,150,144	$19,593,571

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2006	2005

Revenues	$5,025,917	$3,512,563

Cost of sales	3,695,930	2,787,453

Gross profit	1,329,987	725,110

Operating expenses
Research and development	153,787	323,598
Selling, general and administrative	1,713,003	1,470,408
Gain on disposal of asset	(345,000)	(109,935)
	1,521,790	1,684,071

Loss from operations	(191,803)	(958,961)

Other income	119,379	91,787
Other expense	(20,614)	(22,882)
	98,765	68,905

Loss before income taxes	(93,038)	(890,056)

Income taxes	18,980	950

Net loss	$(112,018)	$(891,006)

Net loss per share:
Basic and diluted	$(0.01)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,

	2006	2005
Cash Flow from operating activities
Net loss	$(112,018)	$(891,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,416	269,847
Deferred taxes	16,180	-
Gain on sale of assets	(345,000)	(109,935)
Stock based compensation	19,625	3,199
Foreign currency translation	(19,100)	1,342
Changes in operating assets and liabilities:
Accounts receivable, net	(212,321)	(2,923)
Inventories	(236,963)	(110,977)
Prepaid expenses and other	24,655	44,130
Accounts payable and accrued expenses	(258,627)	161,503
Net cash used in operating activities	(969,153)	(634,820)

Cash flow from investing activities
Purchases of property and equipment	(175,814)	(121,259)
Proceeds from sale of assets	345,000	1,500
Net cash provided by (used in) investing activities	169,186	(119,759)

Cash flow from financing activities
Repayment of long-term debt	(89,487)	(96,624)
Decrease in bond reserve funds	85,623	89,600
Net cash used in financing activities	(3,864)	(7,024)

Decrease in cash and cash equivalents	(803,831)	(761,603)

Cash and cash equivalents at beginning of period	8,947,777	10,813,492

Cash and cash equivalents at end of period	$8,143,946	$10,051,889

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.

Note 2. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,

	2006	2005

Numerator for basic and diluted net loss per share	$(112,018)	$(891,066)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331

Basic and diluted net loss per share	$(0.01)	$(0.08)

Common stock options and warrants to purchase 613,980 and 633,940 shares of common stock with a weighted average exercise price of $2.85 and $6.35 were outstanding at June 30, 2006 and 2005, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3.  Segment Reporting

The Company has identified two reportable segments based on its internal organizational structure, management of operations, and performance evaluation. These segments are (1) Optronics and (2) Cables and Networks (APACN). Optronics’ revenue is generated in the design, manufacture and marketing of ultraviolet (UV) detection and measurement devices and optical components. Cables & Networks’ revenue is derived primarily from standard and custom fiber optic cable assemblies, copper cable assemblies, value added fiber optics frames, panels and modules. Expenses are allocated between the two segments based on detailed information contained in invoices. In addition, overhead costs, including management’s time and other expenses, are allocated to each segment as appropriate.

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Three months ended June 30, 2006
External sales	$51	$4,975	$-	$5,026
Gross profit (loss)	(102)	1,432	-	1,330
Operating income (loss)	(362)	170	-	(192)
Depreciation and amortization	87	67	-	154
Capital expenditures	175	1	-	176
Assets	18,855	8,000	(7,705)	19,150

Three months ended June 30, 2005
External sales	$103	$3,508	$(98)	$3,513
Gross profit (loss)	(186)	912	(1)	725
Operating loss	(891)	(68)	-	(959)
Depreciation and amortization	210	60	-	270
Capital expenditures	87	34	-	121
Assets	21,149	7,341	(7,358)	21,132

Note 4.  Sale of Land

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

Note 5.  Closing of Aberdeen Facility

The Company ceased all of its operations in Aberdeen during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company owned facility, located approximately on a 10-acre parcel, is designated for lease or sale after sub-division of the land in approximately two 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of June 30, 2006. The company plans to retain the 5-acre vacant land for potential future use. The facility, built using proceeds from a South Dakota assisted bond, currently has a long-term debt balance of approximately $850,000, after adjusting the proceeds from the reserve funds.

Note 6.  Sale of Metal Organic Chemical Vapor Deposition (MOCVD) Operation

In March 2006 the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year. The Company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006. The Company does not track discrete financial information for these assets, therefore this has not been presented as a discontinued operation.

Note 7.  Stock Based Compensation

Effective April 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2007.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year ending March 31, 2007. The Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 (R) had been applied during the three months ended June 30, 2005:

Three Months Ended
June 30, 2005
Net loss to common shareholders - as reported	$(891,006)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,565)
Net loss - pro forma	$(922,571)

Basic and diluted net loss per common share - as reported	$(0.08)
Basic and diluted net loss per common share - pro forma	$(0.08)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $19,625 of related compensation expense for the three month period ended June 30, 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had impacted both basic and diluted loss per share by $0.01 for the three months ended June 30, 2006. As of June 30, 2006, $117,630 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.62 years.

The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123(R).

Stock Option Plans

We have adopted a 1997 Stock Compensation Plan, a Stock Option Plan for Nonemployee Directors, and a 2007 Stock Compensation Plan pending approval of our shareholders (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 486,020 shares of our Company’s common stock remained available for issuance at June 30, 2006. In general, the stock options we have issued under the Plans vest over a period of five years and expire six years from the date of grant. New shares are issued under existing registration statements upon exercise. The 1997 Stock Compensation Plan expires on March 4, 2007, which means that we cannot grant new awards after that time. All outstanding incentives, granted under the 1997 Plan will remain in effect until satisfied or terminated.

Options transaction under these plans during the three months ended June 30, 2006 are summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at March 31, 2006	276,470	$2.80
Granted	25,000	1.33
Canceled	(37,490)	2.87
Outstanding at June 30, 2006	263,980	2.65

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006:

Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$1.30-$2.91	228,980	4.29 years	$1.88	$430,482
5.53-8.90	35,000	0.65 years	7.70	269,500
	263,980	3.81 years	2.65	$699,982

Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$1.30-$2.91	67,820	3.21 years	$2.21	$149,882
5.53-8.90	31,250	0.60 years	7.55	235,938
	99,070	2.39 years	3.89	$385,820

The Company estimates the fair value of stock option awards based on the following assumptions:

Three Months Ended June 30, 2006
Expected volatility	64%
Expected life (in years)	5 years
Expected dividends	0%
Risk-free interest rate	4.95%

The weighted average fair value of options granted during the three months ended June 30, 2006 was $0.78. The Company’s approach to estimating expected volatility on its stock awards granted during the quarter considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants. Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company believes this approach results in a better estimate of expected volatility.

In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options. The risk-free interest rate used in the Black-Scholes option valuation model is the historical yield on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company does not pay any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model.

Note 8.  Major Customer Concentration

As of June 30, 2006, one customer comprised approximately 13% of total sales for the first quarter ended June 30, 2006 and one customer accounted for 13% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for the same period of the prior fiscal year.

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

APACN focuses on custom-engineered products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”). To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEM’s who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception three years ago.

APACN also invested in expanding its sales and engineering expenditures by 32% during fiscal 2006 to increase its potential revenues during fiscal year 2007 and beyond. APACN is already realizing the impact of these efforts in terms of increased sales, particularly during the last two quarters of the fiscal year 2006 and first quarter of fiscal year 2007. The increase in revenues is due to additional customers and product acceptance, mainly in the Fiber-to-the-Premise market, as well as an increase in revenue generated from a new supply agreement to an existing customer serving the test equipment market.

Optronics discontinued the fiber optic product line in March 2006.

In fiscal year 2006 we sold our MOCVD facility, certain equipment and intellectual property related to our research and development work surrounding gallium nitride based heterojunction field effect transistors. The sale to an unrelated third party for consideration including $1.9 million in cash enables us to focus our R&D efforts on power amplifiers built using GaN technology by using commercially available parts, rather than building our own transistors. This is expected to decrease our operating costs and shorten our time to market for power amplifiers. The Company also sold certain intellectual capitalized assets for $345,000 during the first quarter of fiscal year 2007.

Plastic and metal models of the consumer Personal UV Monitor (PUVM) offered by Optronics continue in production, and the focus remains on marketing and sales. We have also developed an attractive new clip-on hybrid plastic/metal model that can be manufactured to our quality standards by the supplier and have received the first group of production units for sampling and initial sales. We have also developed a new product called the SunUVStationTM. This product, which is similar in size to an outdoor temperature gauge, measures the UV Index and is targeted to consumers and institutions for use in backyards, patios, swimming pool areas, and other public places where people need to be reminded about UV intensity. Final assembly and packaging of this product is being performed in our APA facility in India and the production line there is now being qualified. The SunUVStationTM complements the PUVM and retailers are interested in offering both. We have already started to ship samples of both the SunUVStationTM and the PUVM to retail channels.

Optronics’ 4-band Profiler M radiometer, which serves the printing and coating industries that use UV curing, is in production. This instrument measures the intensity and distribution of four UV bands to help set up and monitor the curing process. Two domestic distributors offer the product, and discussions and evaluation tests with additional domestic and international distributors are underway. We are in the process of establishing sales channels through equipment and supplies manufacturers in addition to general distributors. Optronics is exhibiting the Profiler M in selected trade shows with encouraging results. The Redtech show in April 2006 provided more than 75 leads. Additionally, several UV printing system manufacturers showed interest in introducing and/or marketing the Profiler M to their respective customers.

Our wholly owned subsidiary, APA Optronics, Pvt. Ltd, India (APA India), established in fiscal year 2005, is now operational. The subsidiary, with its prime focus on low cost manufacturing of our products and components, has already started supplying samples for our Gallium Nitride and fiber optic products with expectations for products to be sold in the near future. Additionally, APA India is supporting manufacture of various components for APA Cables & Networks. The subsidiary is also providing software development for our Profiler M product. Phase II of the software for the Profiler has now been completed. The subsidiary provides marketing and sales support for our products both in the U.S. and India. In particular, they have now started the marketing of patch cords and associated equipment for fiber optic communications. The subsidiary, currently located in a leased facility, is in the process of constructing a larger facility in India to accommodate its future requirements. The new facility is expected to be completed in calendar year 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

Consolidated revenues for the three months ended June 30, 2006 increased $1,513,354, or 43%, to $5,025,917 from $3,512,563 in 2005.

Revenues at Cables & Networks were $4,975,074, compared to $3,508,388 reported in the same quarter a year ago, an increase of 42%. The overall increase in revenue reflects continued growth in new customers and product acceptance in both the broadband and OEM markets. Sales for the current quarter to broadband service providers and commercial data networks were approximately $3,709,000 versus $2,585,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEM’s were approximately $1,266,000 versus $923,000 in the year ago period. The increase is due to additional orders provided under a supply contract to a customer serving the test equipment market. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. With the introduction of a broader product offering in both segments, coupled with the expansion of the sales team into additional markets, we anticipate that future revenues at Cables & Networks will be comparable with the revenue of the first quarter of fiscal 2007.

Gross revenues at Optronics decreased 50% to $50,843 from $102,898 in the same quarter a year ago mainly due to the termination of manufacturing activities in Aberdeen, South Dakota. Gross revenues for the quarter ended June 30, 2005 reflect $98,723 of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the quarter ended June 30, 2006.

GROSS PROFIT AND COST OF SALES

Cables & Networks’ gross profit increased $520,269, or 57%, to $1,432,209 from $911,940. The increase in gross profit was mainly due to an increase in revenue without an increase in the corresponding fixed costs, as well as the continual pursuit of component and labor cost reductions. Specifically, gross profit as a percent of revenue was 29% in the current quarter as compared to 26% in the same quarter last year

Gross cost of sales (before inter-company eliminations) at Optronics decreased $135,320, or 47%, to $153,065 from $288,385. Gross cost of sales for first quarter of fiscal year 2006 reflects $97,380 related to cost of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the quarter ended June 30, 2006. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $50,000 in personnel costs, $33,000 in depreciation and $70,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $138,000, depreciation of $67,000, and materials, allocated overhead and other expenses of $83,000. The reduced product development expenses within the GaN area also contributed to the decreased cost of sales.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the upcoming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses decreased $169,811 to $153,787, from $323,598 in the prior year period. The change reflects a decrease in personnel, facility and depreciation costs due to the sale of its MOCVD operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses increased $242,595, or 16%, to $1,713,003 from $1,470,408 in 2005.

S, G, & A expenses at Cables & Networks increased $282,344, or 29%, to $1,261,892 from $979,548. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect upcoming quarter expenses to remain at levels seen in the first quarter.

S, G, & A expenses at Optronics decreased $41,092, or 8%, to $451,111 from $492,203. The decrease is due largely to the expensing of warrants in the prior quarter which were fully amortized as of March 31, 2006.

GAIN ON DISPOSAL OF ASSETS

Gain on disposal of assets were entirely within the Optronics division. Gain on disposal of assets increased $235,065 to $345,000 from $109,935 in the prior year. Gains for fiscal year 2007 represent the sale of patents. Gains for fiscal year 2006 were primarily from the exchange of land for the forgiveness of debt.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations decreased $767,158, or 80%, to $191,803 from $958,961 in 2005.

The income from operations at Cables & Networks was $170,317 versus loss of $67,608 in the fiscal 2006 quarter.  The increased income in the quarter was mainly due to increased revenues, offset by higher selling expenses absorbed as part of Cables & Networks’ planned investment in revenue growth.

The loss from operations at Optronics decreased $529,233, or 59%, to $362,120, from a loss of $891,353 in the year ago period. The decrease in the loss is mainly due to the gain of $345,000 realized due to the sale of two patents and the termination of MOCVD related activities. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $29,860 to $98,765 from $68,905 in 2005.

Other expense at Cables & Networks increased $24,773 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $53,453 to $230,824. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the quarter ending June 30, 2005. Other expense decreased $1,180 to $20,418, from $21,598 in the period ending June 30, 2005.

NET LOSS

Consolidated net loss for the quarter decreased $778,988, or 87%, to $112,018, or $.01 cents per share, from $891,006, or $.08 cents per share in the year ago period.

Cables & Networks had a net profit of $40,696 in the quarter, compared to a loss of $155,176 in the year ago quarter. The increased profitability was due mainly to increased revenues.

Optronics recorded a net loss of $152,714, a decrease of $583,116 from a loss of $735,830 from the same period of fiscal 2006. The decrease in the loss is mainly due to the gain of $345,000 realized due to the sale of two patents and the termination of MOCVD related activities. Achieving profitability in the future will strongly depend upon Optronics’ ability to successfully manufacture and market gallium-nitride products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds, U.S. Government instruments and other government instruments with original maturities of less than three months.

Cash used in operating activities was $969,153 for the three month period ended June 30, 2006 compared to $634,820 used in the same period in fiscal 2006. The increase in the cash used in the current period reflects the impact of working capital changes from the prior year in the amount of $774,989. This is primarily attributable to increase in APACN’s accounts receivable and inventory associated with its growth in revenues.

We realized net cash increase of $169,186 in investing activities for the three months ended June 30, 2006 compared to $119,759 used in the same period of the preceding fiscal year. The net realized cash due to investing activities in the current year includes sale of capital assets in the amount of $345,000 offsetting capital expenditures in the amount of $175,814. The Company sold $1,500 worth of capital assets and had capital expenditures of $121,259 in the comparable quarter of the previous year. We anticipate approximately $300,000 to $500,000 in capital expenditures in fiscal 2007, including the building of a new facility in India.

Net cash used in financing activities for the three months ended June 30, 2006 totaled $3,864. We used $89,487 for reduction of debt and generated $85,623 from the reduction of bond reserve funds. During the same period in fiscal 2006 we used $7,024 in financing activities, of which $96,624 was used for the scheduled reduction of debt and $89,600 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$1,272	$1,257	$15	$-	$-
Leases	2,124	223	679	506	716

Total Contractual Cash Obligations	$3,396	$1,480	$694	$506	$716

(1) Includes fixed interest from 0.62 to 10.60%

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Stock Option Accounting;
•	Accounting for income taxes; and
•	Valuation and evaluating impairment of long-lived assets and goodwill

Stock Option Accounting

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our Consolidated Statements of Operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123R. The compensation expense had impacted both basic and diluted loss per share by $0.01 for the three months ended June 30, 2006. The Company recorded $19,625 of related compensation expense for the three month period ended June 30, 2006. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of compensation expense calculated under SFAS 123R.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2006, we recorded a full valuation allowance of $13,390,433 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company has U.S. net operating loss (NOL) carryforwards of approximately $33,782,000 which expire in fiscal years 2007 to 2026. To date the Company has not completed a section 382 analysis. If certain ownership changes occurred under Section 382 of the Internal Revenue Code, there may be further limitations on the usage of the net operating loss carry forwards.

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

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred in fiscal 2007 through the three months ended June 30, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that as of the end of the fiscal period covered by this report the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) were effective.

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

The EIT litigation was tried to a jury on December 28, 2005.  The District Court dismissed, as a matter of law, six of EIT's nine causes of action either before or during the trial.  Three of EIT's causes of action were submitted to the jury for determination.  The jury found in favor of APA on EIT's claim for fraud in making contract and misappropriation of trade secrets. The jury found in favor of EIT on its breach of contract claim and awarded EIT $35,000. EIT has filed certain post-trial motions, all of which were denied by the court. EIT did not appeal the verdict and this matter is concluded.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended March 31, 2006. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Manufacturing and Operations

We are dependent upon skilled employees; if we lose the services of our key personnel our ability to execute our operating plan, and our operating results, may suffer.

Our future performance depends in part upon the continued service and contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to replace quickly. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected or delay the development or marketing of existing or future products. Competition for these personnel is intense and we may not be able to retain or attract such personnel. Our success will depend in part upon our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. We have recently lost two management level advanced degree employees. Currently, these responsibilities have been absorbed by existing employees.

Markets and Market Conditions

Our profitability can be adversely affected due to increased raw material costs

Our manufacturing costs may be impacted by un-anticipated increase in raw material costs during the time span between the cost quotes and actual procurement of raw materials. The impact can be significant for purchase orders requiring multiple scheduled deliveries. Whereas we may be able to approach some of the customers for costs adjustments, there is no assurance that we would be successful in obtaining these adjustments, resulting in decreased profitability and/or losses.

Our inventory of raw material and supplies may incur significant obsolescence

Our market demands rapid turn around from receipt of purchase orders to shipping of the products. We maintain significant inventory of raw materials and supplies to meet this demand resulting in risk of inventory obsolescence. Whereas we anticipate and make provisions for a reasonable fraction of inventory obsolescence, a significant higher level of obsolescence can adversely impact our profitability.

Our Customers

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products.

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. As of June 30, 2006, one customer comprised approximately 13% of total sales for the first quarter ended June 30, 2006 and one customer accounted for 13% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for the same period of the prior fiscal year.

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

APA ENTERPRISES, INC.

8/10/06	/s/ Anil K. Jain
Date	Anil K. Jain
President,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)