Form 10-Q
period 2006-09-30
APA Enterprises, Inc.
filed 2006-11-09
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at November 2, 2006
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,804,335	$8,947,777
Accounts receivable, net of allowance for uncollectible accounts of $75,345 at September 30, 2006 and $77,831 at March 31, 2006	2,371,600	1,892,483
Inventories	1,975,204	1,836,843
Bond reserve fund	1,285,646	126,385
Prepaid expenses and other	115,038	173,040
Total current assets	12,551,823	12,976,528

Property, plant and equipment, net	2,566,259	2,623,412

Other assets:
Bond reserve funds	-	343,241
Goodwill	3,422,511	3,422,511
Other	396,692	227,879
	3,819,203	3,993,631
Total assets	$18,937,285	$19,593,571

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,254,727	$1,342,481
Accounts payable	1,241,770	1,353,828
Accrued compensation	834,962	815,046
Accrued expenses	144,547	211,840
Total current liabilities	3,476,006	3,723,195

Long-term debt, net of current maturities	11,105	18,480
Deferred rent	54,249	-
Deferred income taxes	312,904	272,454
Total liabilities	3,854,264	4,014,129

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at September 30, 2006 and March 31, 2006	118,723	118,723
Additional paid-in capital	51,999,234	51,968,366
Accumulated foreign currency translation	(16,991)	(2,153)
Accumulated deficit	(37,017,945)	(36,505,494)
Total shareholders’ equity	15,083,021	15,579,442
Total liabilities and shareholders’ equity	$18,937,285	$19,593,571

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Revenues	$4,817,813	$4,069,367	$9,843,730	$7,581,930

Cost of sales	3,458,236	3,165,297	7,154,166	5,952,750

Gross profit	1,359,577	904,070	2,689,564	1,629,180

Operating expenses
Research and development	135,205	343,372	288,992	666,970
Selling, general and administrative	1,696,482	1,680,366	3,409,485	3,150,774
Loss (gain) on disposal of assets	(6,498)	16,809	(351,498)	(93,126)
	1,825,189	2,040,547	3,346,979	3,724,618

Loss from operations	(465,612)	(1,136,477)	(657,415)	(2,095,438)

Other income	110,182	96,246	229,561	188,033
Other expense	(20,733)	(22,647)	(41,347)	(45,529)
	89,449	73,599	188,214	142,504

Loss before income taxes	(376,163)	(1,062,878)	(469,201)	(1,952,934)

Income taxes	24,270	750	43,250	1,700

Net loss	$(400,433)	$(1,063,628)	$(512,451)	$(1,954,634)

Net loss per share:
Basic and diluted	($0.03)	($0.09)	($0.04)	($0.16)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,

	2006	2005
Cash Flow from operating activities
Net loss	$(512,451)	$(1,954,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,796	543,722
Deferred taxes	40,450	-
Gain on sale of assets	(351,498)	(93,126)
Stock based compensation	30,868	5,183
Foreign currency translation	(14,838)	(2,493)
Changes in operating assets and liabilities:
Accounts receivable, net	(479,117)	(270,549)
Inventories	(138,361)	(380,341)
Prepaid expenses and other	(110,811)	(51,775)
Accounts payable and accrued expenses	(105,186)	416,025
Net cash used in operating activities	(1,344,148)	(1,787,988)

Cash flow from investing activities
Purchases of property and equipment	(274,737)	(233,942)
Proceeds from sale of assets	386,592	111,680
Net cash provided by (used in) investing activities	111,855	(122,262)

Cash flow from financing activities
Repayment of long-term debt	(95,129)	(68,083)
Decrease (increase) in bond reserve funds	(816,020)	45,648
Net cash used in financing activities	(911,149)	(22,435)

Decrease in cash and cash equivalents	(2,143,442)	(1,932,685)

Cash and cash equivalents at beginning of period	8,947,777	10,813,492

Cash and cash equivalents at end of period	$6,804,335	$8,880,807

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Note 2.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Numerator for basic and diluted net loss per share	$(400,433)	$1,063,628)	$(512,451)	$(1,954,634)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331	11,872,331	11,872,331

Basic and diluted net loss per share	($0.03)	($0.09)	($0.04)	($0.16)

Common stock options and warrants to purchase 618,565 and 647,195 shares of common stock with a weighted average exercise price of $2.77 and $2.96 were outstanding at September 30, 2006 and 2005, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

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

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	Cables & Networks	Eliminations	Consolidated
Three months ended September 30, 2006
External sales	$33	$4,785	$-	$4,818
Gross profit (loss)	(116)	1,476	-	1,360
Income (loss) from operations	(655)	189	-	(466)
Depreciation and amortization	84	58	-	142
Capital expenditures	94	5	-	99
Assets	18,406	8,222	(7,691)	18,937

Three months ended September 30, 2005
External sales	$109	$4,058	$(98)	$4,069
Gross profit (loss)	(192)	1,097	(1)	904
Income (loss) from operations	(1,143)	7	-	(1,136)
Depreciation and amortization	207	67	-	274
Capital expenditures	42	71	-	113
Assets	20,257	7,440	(7,347)	20,350

Six months ended September 30, 2006
External sales	$84	$9,760	$-	$9,844
Gross profit (loss)	(218)	2,908	-	2,690
Income (loss) from operations	(1,016)	359	-	(657)
Depreciation and amortization	172	125	-	297
Capital expenditures	270	5	-	275
Assets	18,406	8,222	(7,691)	18,937

Six months ended September 30, 2005
External sales	$213	$7,566	$(197)	$7,582
Gross profit (loss)	(378)	2,009	(2)	1,629
Loss from operations	(2,035)	(60)	-	(2,095)
Depreciation and amortization	417	127	-	544
Capital expenditures	129	105	-	234
Assets	20,257	7,440	(7,347)	20,350

Note 4.	Sale of Land

In June 2005 the Company sold approximately two acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining $120,000 debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and was part of a single parcel of approximately 12 acres on which the Company constructed and operates its manufacturing facility. The Company recognized a gain of approximately $109,000 on the sale of the land in the first quarter of fiscal 2006.

Note 5.	Closing of Aberdeen Facility

The Company ceased all of its operations in Aberdeen during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company owned facility, located approximately on a 10-acre parcel, is designated for lease or sale after sub-division of the land in approximately two 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of September 30, 2006. The company plans to retain the 5-acre vacant land for potential future use. The facility was built using proceeds from bonds issued by the South Dakota Economic Development and Finance Authority. In August 2006, the Company paid $871,911 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, will be used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company has made timely interest and principal payments, and the reason for the notice was not related to the payments.

Note 6.	Sale of Metal Organic Chemical Vapor Deposition (MOCVD) Operation

In March 2006 the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year. The Company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006. Because the Company does not track discrete financial information for these assets, this has not been presented as a discontinued operation.

Note 7.	Stock Based Compensation

Effective April 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides that the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No.123 (R) had been applied during the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net loss to common shareholders - as reported	$(1,063,628)	$(1,954,634)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,961)	(61,526)
Net loss - pro forma	$(1,093,589)	$(2,016,160)

Basic and diluted net loss per common share - as reported	($0.09)	($0.16)
Basic and diluted net loss per common share - pro forma	($0.09)	($0.17)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $11,243 and $30,868 of related compensation expense for the three and six month periods ended September 30, 2006, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The impact of this compensation expense on both basic and diluted loss per share was less than $0.01 for the three and six months ended September 30, 2006. As of September 30, 2006, $106,152 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.36years.

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

The Company estimates the fair value of stock option awards based on the following assumptions:

Six Months Ended September 30, 2006
Expected volatility	64%
Expected life (in years)	5 years
Expected dividends	0%
Risk-free interest rate	4.78%

The weighted average fair value of options granted during the six months ended September 30, 2006 was $0.77. The Company’s approach to estimating expected volatility on its stock awards granted during the quarter considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants. Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company believes this approach results in a better estimate of expected volatility.

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

Stock Option Plans

We have adopted a 1997 Stock Compensation Plan, a Stock Option Plan for Nonemployee Directors, and a 2007 Stock Compensation Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 681,485 shares of our Company’s common stock remained available for issuance at September 30, 2006. In general, the stock options we have issued under the Plans vest over a period of five years and expire six years from the date of grant. New shares are issued under existing registration statements upon exercise. The 1997 Stock Compensation Plan expired with the adoption of the 2007 Stock Compensation Plan. All outstanding incentives, granted under the 1997 Plan will remain in effect until satisfied or terminated.

Options transaction under these plans during the three and six months ended September 30, 2006 are summarized as follows:

	Numberof shares	Weighted average exerciseprice
Outstanding at March31, 2006	276,470	$2.80
Granted	25,000	1.33
Canceled	(37,490)	2.87
Outstanding at June 30, 2006	263,980	2.65
Granted	15,000	1.28
Canceled	(10,415)	5.39
Outstanding at September 30, 2006	268,565	2.46

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2006:

Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic value
$0.00-$1.29	15,000	5.92 years	$1.28	$19,200
1.30-2.91	228,565	3.83 years	1.87	427,417
5.53-8.90	25,000	0.23 years	8.56	214,000
	268,565	3.61 years	$2.46	$660,617

Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	-	0 years	$-	$-
1.30-2.91	82,405	3.15 years	2.06	169,754
5.53-8.90	25,000	0.23 years	8.56	214,000
	107,405	2.47 years	3.57	$383,754

Note 8.	Inventories

Inventories consist of the following as of:

	September 30, 2006	March 31, 2006
Raw Materials	$1,654,448	$1,588,816
Work-in-progress	36,682	48,474
Finished Goods	284,074	199,553
	$1,975,204	$1,836,843

Note 9.	Major Customer Concentration

As of September 30, 2006, two customers comprised approximately 22% of total sales for the six months ended September 30, 2006 and one customer accounted for 13% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for the same period of the prior fiscal year.

Note 10.	Commitments and Contingencies

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

APACN also invested in expanding its sales and engineering expenditures by 32% during fiscal 2006 to increase its potential revenues during fiscal year 2007 and beyond. APACN is already realizing the impact of these efforts in terms of increased sales, particularly during the last two quarters of the fiscal year 2006 and first two quarters of fiscal year 2007. The increase in revenues is due to additional customers and product acceptance, mainly in the Fiber-to-the-Premise market, as well as an increase in revenue generated from a new supply agreement to an existing customer serving the test equipment market.

Optronics discontinued the fiber optic product line in March 2006.

In fiscal year 2006 Optronics sold its MOCVD facility, certain equipment and intellectual property related to research and development work surrounding gallium nitride based heterojunction field effect transistors. The sale to an unrelated third party for consideration including $1.9 million in cash enables the Company to focus its R&D efforts on power amplifiers built using GaN technology by using commercially available parts, rather than building its own transistors. This is expected to decrease operating costs and shorten the time to market for power amplifiers. The Company also sold certain intellectual capitalized assets for $345,000 during the first quarter of fiscal year 2007. In August 2006, the Company paid approximately $872,000 into an escrow account to retire the bonds issued by the South Dakota Economic Development and Finance Authority. These funds will be used to make final payment on the bonds on October 1, 2006, the next redemption date.

Plastic and metal models of the consumer Personal UV Monitor (PUVM) offered by Optronics continue in production, and the focus remains on marketing and sales. We have also introduced samples of a new product called the SunUVStationTM to several catalog and retail distributors for their evaluation. This product, which is similar in size to an outdoor temperature gauge, measures the UV Index and is targeted to consumers and institutions for use in backyards, patios, swimming pool areas, and other public places where people need to be reminded about UV intensity. Final assembly and packaging of this product is being performed in our APA facility in India. The SunUVStationTM complements the PUVM and retailers are interested in offering both.

Optronics’ 4-band Profiler M radiometer, which serves the printing and coating industries that use UV curing, is in production. This instrument measures the intensity and distribution of four UV bands to help set up and monitor the curing process. Two domestic distributors offer the product, and discussions and evaluation tests with additional domestic and international distributors are underway. We are in the process of establishing sales channels through equipment and supplies manufacturers in addition to general distributors. Optronics is exhibiting the Profiler M in selected trade shows with encouraging results. In recent months, the Company held numerous discussions with potential customers of the Profiler M while attending trade shows in Atlanta and Chicago.

Our wholly owned subsidiary, APA Optronics, Pvt. Ltd, India (APA India), established in fiscal year 2005, is now operational. The subsidiary, with its prime focus on low cost manufacturing of APA’s products and components, has already started supplying samples of Gallium Nitride and fiber optic products which are expected to be delivered for sale in the near future. The subsidiary is also providing software development for our Profiler M product. Phase II of the software for the Profiler has now been completed. The subsidiary provides marketing and sales support for our products both in the U.S. and India. In particular, it has started the marketing of patch cords and associated equipment for fiber optic communications, and during the second quarter began generating revenue from the sale of patch cords and other components to several customers. The subsidiary, currently located in a leased facility, is in the process of constructing a larger facility in India to accommodate its future requirements. The new facility is expected to be completed in fiscal year 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005

Consolidated revenues for the three months ended September 30, 2006 increased $748,446, or 18%, to $4,817,813 from $4,069,367 in 2005 mainly due to increased revenues at Cables & Networks.

Revenues at Cables & Networks were $4,784,737, compared to $4,057,740 reported in the same quarter a year ago, an increase of 18%. The overall increase in revenue reflects continued growth in new customers and product acceptance in both the broadband and OEM markets. Sales for the current quarter to broadband service providers and commercial data networks were approximately $3,731,000 versus $2,847,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEM’s were approximately $1,054,000 versus $1,210,000 in the year ago period. The decrease was due to price pressures that resulted in the loss of a major customer, however, this loss was partially off-set due to additional orders provided under a supply contract to a customer serving the test equipment market. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. With the introduction of a broader product offering in both segments, coupled with the expansion of the sales team into additional markets, we anticipate that revenues at Cables & Networks during the third and fourth quarters of fiscal year 2007 will be comparable with the revenue of the first and second quarters of fiscal 2007.

Gross revenues at Optronics decreased 70% to $33,076 from $109,877 in the same quarter a year ago mainly due to the termination of manufacturing activities in Aberdeen, South Dakota. Gross revenues for the quarter ended September 30, 2005 reflect $98,250 of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the quarter ended September 30, 2006.

GROSS PROFIT AND COST OF SALES

Cables & Networks’ gross profit increased $378,768, or 35%, to $1,476,013 from $1,097,245. Specifically, gross profit as a percent of revenue was 31% in the current quarter as compared to 27% in the same quarter last year. The increase in gross profit was mainly due to an increase in revenue without an increase in the corresponding fixed costs, as well as component and labor cost reductions.

Gross cost of sales (before inter-company eliminations) at Optronics decreased $152,615, or 50%, to $149,512 from $302,127. Gross cost of sales for second quarter of fiscal year 2006 reflects $97,325 related to cost of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the quarter ended September 30, 2006. These costs are eliminated as inter-company cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $45,000 in personnel costs, $30,000 in depreciation and $75,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $146,000, depreciation of $64,000, and materials, allocated overhead and other expenses of $92,000.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the upcoming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses decreased $208,167 to $135,205, from $343,372 in the prior year period. The change reflects a decrease in personnel, facility and depreciation costs due to the sale of its MOCVD operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses during the three months ended September 30, 2006 increased $16,116, or 1%, to $1,696,482 from $1,680,366 in the same period in 2005.

S, G, & A expenses at Cables & Networks during the three months ended September 30, 2006 increased $197,983, or 18%, to $1,288,167 from $1,090,184 in 2005. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect upcoming quarter expenses to remain at levels seen in the second quarter.

S, G, & A expenses at Optronics during the three months ended September 30, 2006 decreased $182,792, or 31%, to $408,315 from $591,107 in the same period in 2005. The decrease is due largely to the expensing of warrants in the prior quarter which were fully amortized as of March 31, 2006.

GAIN ON DISPOSAL OF ASSETS

Consolidated gain on disposal of assets in the three months ended September 30, 2006 was $6,498 versus a loss of $16,809 in 2005. The majority of the activity is at the Optronics division.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations decreased $670,865, or 59% during the three months ended September 30, 2006, to $465,612 from $1,136,477 in the same period in 2005.

The income from operations at Cables & Networks in the three months ended September 30, 2006 was $188,975 compared to $7,061 in the same period in 2005.  The increased income in the quarter was mainly due to increased revenues, offset by higher selling expenses absorbed as part of Cables & Networks’ planned investment in revenue growth.

The loss from operations at Optronics decreased $488,951 in the three months ended September 30, 2006, or 43%, to $654,587, from a loss of $1,143,538 in the year ago period. The decrease in the loss is mainly due to consolidation and discontinuation of MOCVD and Aberdeen operations.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $15,850 to $89,449 in the three months ended September 30, 2006 from $73,599 in 2005.

Other expense at Cables & Networks increased $29,009 in the three months ended September 30, 2006 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $43,772 to $228,865 in the three months ended September 30, 2006. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the quarter ending September 30, 2005. Other expense decreased $1,087 to $20,512 in the three months ended September 30, 2006, from $21,599 in the period ending September 30, 2005.

NET LOSS

Consolidated net loss for the quarter decreased $663,195, or 62%, to $400,433, or $.03 cents per share, from $1,063,628, or $.09 cents per share in the year ago period.

Cables & Networks had a net profit of $45,801 in the quarter, compared to a loss of $83,334 in the year ago quarter. The increased profitability was due mainly to increased revenues.

Optronics recorded a net loss of $446,234 in the three months ended September 30, 2006, a decrease of $534,060 from a loss of $980,294 from the same period of 2005. The decrease in the loss is mainly due to the consolidation and termination of MOCVD and Aberdeen operations. Achieving profitability in the future will strongly depend upon Optronics’ ability to successfully manufacture and market gallium-nitride products.

SIX MONTHS ENDED SEPTEMBER 30, 2006 VS. SIX MONTHS ENDED SEPTEMBER 30, 2005

Consolidated revenues for the six months ended September 30, 2006 increased $2,261,800, or 30%, to $9,843,730 from $7,581,930 in 2005.

Revenues at Cables & Networks were $9,759,811, compared to $7,566,128 reported in the same period a year ago, an increase of 29%. The overall increase in revenue reflects continued growth in new customers and product acceptance in both the broadband and OEM markets. Sales for the current two quarters to broadband service providers and commercial data networks were approximately $7,440,000 versus $5,432,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEM’s were approximately $2,320,000 versus $2,134,000 in the year ago period. The increase is due to additional orders provided under a supply contract to a customer serving the test equipment market. We expect that future sales of Cables & Networks products will continue to account for a substantial portion of our revenue. With the introduction of a broader product offering in both segments, coupled with the expansion of the sales team into additional markets, we anticipate that revenues at Cables & Networks during the third and fourth quarters of fiscal year 2007 will be comparable with the revenue of the first and second quarters of fiscal 2007.

Gross revenues at Optronics decreased 61% to $83,919 from $212,775 in the same period a year ago mainly due to the termination of manufacturing activities in Aberdeen, South Dakota. Gross revenues for the quarter ended September 30, 2005 reflect $196,973 of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the two quarters ended September 30, 2006.

GROSS PROFIT AND COST OF SALES

Cables & Networks’ gross profit increased $899,037, or 45%, to $2,908,222 from $2,009,185. Specifically, gross profit as a percent of revenue was 30% in the first six months of fiscal year 2007 as compared to 27% in the same period last year. The increase in gross profit was mainly due to an increase in revenue without an increase in the corresponding fixed costs, as well as component and labor cost reductions.

Gross cost of sales (before inter-company eliminations) at Optronics decreased $287,935, or 49%, to $302,577 from $590,512. Gross cost of sales for the first six months of fiscal year 2006 reflects $194,705 related to cost of sales to Cables & Networks for subcontracted labor. Optronics did not provide any subcontract labor to Cables & Networks in the quarter ended September 30, 2006. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $95,000 in personnel costs, $64,000 in depreciation and $144,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $283,000, depreciation of $131,000, and materials, allocated overhead and other expenses of $177,000. The reduced product development expenses within the GaN area also contributed to the decreased cost of sales.

We anticipate comparable gross margins for Cables & Networks and cost of sales for Optronics for the upcoming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at Cables & Networks. Expenses decreased $377,978 to $288,992 during the six months ended September 30, 2006, from $666,970 in the prior year period. The change reflects a decrease in personnel, facility and depreciation costs due to the sale of its MOCVD operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses increased $258,711 during the six months ended September 30, 2006, or 8%, to $3,409,485 from $3,150,774 in 2005.

S, G, & A expenses at Cables & Networks increased $480,327 during the six months ended September 30, 2006, or 23%, to $2,550,059 from $2,069,732 in the same period in 2005. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect upcoming quarter expenses to remain at levels seen in the first and second quarters.

S, G, & A expenses at Optronics decreased $223,884, or 21%, to $859,426 from $1,083,310 in 2005. The decrease is due largely to the expensing of warrants in the prior quarter which were fully amortized as of March 31, 2006.

GAIN ON DISPOSAL OF ASSETS

Gain on disposal of assets were entirely within the Optronics division. Gain on disposal of assets increased $258,372 to $351,498 in the six months ended September 30, 2006 from $93,126 in the prior year. Gains for fiscal year 2007 represent the sale of patents. Gains for fiscal year 2006 were primarily from the exchange of land for the forgiveness of debt.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations decreased $1,438,023, or 69%, to $657,415 in the six months ended September 30, 2006 from $2,095,438 in 2005.

The income from operations at Cables & Networks was $359,292 in the six months ended September 30, 2006 versus loss of $60,547 in the fiscal 2006 period.  The increased income in the period was mainly due to increased revenues, offset by higher selling expenses absorbed as part of Cables & Networks’ planned investment in revenue growth.

The loss from operations at Optronics decreased $1,018,184, or 50%, to $1,016,707 in the six months ended September 30, 2006, from a loss of $2,034,891 in the year ago period. The decrease in the loss is mainly due to the gain of $345,000 realized due to the sale of two patents and the termination of MOCVD related activities. We expect to incur losses at Optronics until we realize significant revenues from the sales of our PUVM and GaN related products.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $45,710 to $188,214 from $142,504 in 2005.

Other expense at Cables & Networks increased $53,782 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $97,225 to $459,689. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the six months ended September 30, 2005. Other expense decreased $2,267 to $40,930, from $43,197 in the period ended September 30, 2005.

NET LOSS

Consolidated net loss for the six months ended September 30, 2006 decreased $1,442,183, or 74%, to $512,451, or $.04 cents per share, from $1,954,634, or $.16 cents per share in the year ago period.

Cables & Networks had a net profit of $86,497 year to date, compared to a loss of $238,510 in 2005. The increased profitability was due mainly to increased revenues.

Optronics recorded a net loss of $598,948 in the six months ended September 30, 2006, a decrease of $1,117,176 from a loss of $1,716,124 for the same period in 2005. The decrease in the loss is mainly due to the consolidation of operations resulting in a $859,105 decrease in operating expenses during the six months ended September 30, 2006 as compared to the same period of last year. Achieving profitability in the future will strongly depend upon Optronics’ ability to successfully manufacture and market gallium-nitride products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds, U.S. Government instruments and other government instruments with original maturities of less than three months.

Cash used in operating activities was $1,344,148 for the six month period ended September 30, 2006 compared to $1,787,988 used in the same period in 2005. The cash used in the current period decreased $443,840 despite an increase of $546,835 in the working capital from the prior year. This is primarily attributable to increase in APACN’s accounts receivable and inventory associated with its growth in revenues.

We realized net cash increase of $111,855 in investing activities for the six months ended September 30, 2006 compared to $122,262 used in the same period of the preceding fiscal year. The net realized cash due to investing activities in the current period includes proceeds from sale of capital assets in the amount of $386,592 offsetting capital expenditures in the amount of $274,737. The Company sold $111,680 worth of capital assets and had capital expenditures of $233,942 in the comparable period of the previous year. We anticipate approximately $400,000 to $500,000 in capital expenditures in fiscal 2007, including the completion of building of a new facility in India.

Net cash used in financing activities for the six months ended September 30, 2006 totaled $911,149. We used $95,129 for reduction of debt and deposited $816,020 in an escrow account to redeem bonds. During the same period in fiscal 2006 we used $22,435 in financing activities, of which $68,083 was used for the scheduled reduction of debt and $45,648 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s) as of September 30, 2006:

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$1,266	$1,255	$11	$-	$-
Leases	1,997	325	690	487	495

Total Contractual Cash
Obligations	$3,263	$1,580	$701	$487	$495

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2006 reflect the impact of SFAS 123R. The compensation expense had impacted both basic and diluted loss per share by less than $0.01 for the three and six months ended September 30, 2006. The Company recorded $11,243 and $30,868 of related compensation expense for the three and six month periods ended September 30, 2006. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of compensation expense calculated under SFAS 123R.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March31, 2006, we recorded a full valuation allowance of $13,390,433 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company has U.S. net operating loss (NOL)carryforwards of approximately $33,782,000 which expire in fiscal years 2007 to 2026. To date the Company has not completed a section 382 analysis. If certain ownership changes occurred under Section 382 of the Internal Revenue Code, there may be further limitations on the usage of the net operating loss carry forwards.

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

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred in fiscal 2007 through the six months ended September 30, 2006.

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

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Markets and Market Conditions

Our profitability can be adversely affected due to increased raw material costs

Our manufacturing costs may be impacted by unanticipated increases in raw material costs during the time span between the cost quotes and actual procurement of raw materials. The impact can be significant for purchase orders requiring multiple scheduled deliveries. Whereas we may be able to approach some of the customers for costs adjustments, there is no assurance that we would be successful in obtaining these adjustments. Failure to obtain price adjustments would result in decreased profitability and/or losses.

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. As of September 30, 2006, two customers comprised approximately 22% of total sales for the first two quarters ended September 30, 2006 and one customer accounted for 13% of accounts receivable as of the quarter end. No one customer provided greater than 10% of sales for the same period of the prior fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

On August 30, 2006, the Company paid $871,911 into an escrow account to retire the debt from the South Dakota Economic Development and Finance Authority. These funds will be used to make final payment on the Company’s dept to the State of South Dakota on October 1, 2006, the next bond redemption date.

During 1996-97 the Company built its new production facility in Aberdeen, South Dakota. This facility was partially funded by using proceeds of a $1.895 million bond from the State of South Dakota Governor’s Office of Economic Development. The bonds required the Company to maintain operations in the state of South Dakota and compliance with certain financial covenants. The repayment will be made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the later part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company has made timely interest and principal payments, and the reason for the notice was not related to the payments

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2006, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Anil K. Jain (with 10,494,183 shares voting for and 268,605 withheld), John G. Reddan (with 10,592,872 shares voting for and 169,916 withheld), Ronald G. Roth (with 10,594,172 shares voting for and 168,616 withheld), and Stephen A. Zuckerman (with 10,327,298 shares voting for and 435,490 withheld).

The shareholders also approved the adoption of the Company’s 2007 Stock Compensation Plan (with 5,382,527 shares voting for, 415,204 against, 52,031 abstaining, and 4,913,026 broker-non votes)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

APA ENTERPRISES, INC.

November 9, 2006	/s/ Anil K. Jain
Date	Anil K. Jain
President,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)