Form 10-Q
period 2006-12-31
APA Enterprises, Inc.
filed 2007-02-13
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at February 2, 2007
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,014,017	$8,947,777
Accounts receivable, net of allowance for uncollectible accounts of $75,560 at December 31, 2006 and $77,831 at March 31, 2006	1,716,333	1,892,483
Inventories	1,743,723	1,836,843
Bond reserve fund	-	126,385
Prepaid expenses and other	140,900	173,040
Total current assets	10,614,973	12,976,528

Property, plant and equipment, net	2,421,545	2,623,412

Other assets:
Bond reserve funds	-	343,241
Goodwill	3,422,511	3,422,511
Other	401,877	227,879
	3,824,388	3,993,631
Total assets	$16,860,906	$19,593,571

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$14,750	$1,342,481
Accounts payable	860,649	1,353,828
Accrued compensation	745,729	815,046
Accrued expenses	140,183	211,840
Total current liabilities	1,761,311	3,723,195

Long-term debt, net of current maturities	7,410	18,480
Deferred rent	74,646	-
Deferred income taxes	337,174	272,454
Total liabilities	2,180,541	4,014,129

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at December 31, 2006 and March 31, 2006	118,723	118,723
Additional paid-in capital	52,009,185	51,968,366
Accumulated foreign currency translation	(230)	(2,153)
Accumulated deficit	(37,447,313)	(36,505,494)
Total shareholders’ equity	14,680,365	15,579,442
Total liabilities and shareholders’ equity	$16,860,906	$19,593,571

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Revenues	$4,429,117	$4,379,192	$14,272,847	$11,961,122

Cost of revenues	3,204,504	3,354,859	10,358,670	9,307,609

Gross profit	1,224,613	1,024,333	3,914,177	2,653,513

Operating expenses
Research and development	105,624	313,127	394,616	980,097
Selling, general and administrative	1,624,576	2,035,215	5,030,770	5,185,989
Loss (gain) on disposal of assets	(4,059)	-	(352,266)	(93,126)
	1,726,141	2,348,342	5,073,120	6,072,960

Loss from operations	(501,528)	(1,324,009)	(1,158,943)	(3,419,447)

Interest income	117,558	91,063	325,832	245,219
Interest expense	(19,067)	(22,329)	(60,414)	(67,857)
Other income (expense), net	189	(19,761)	21,476	14,115
	98,680	48,973	286,894	191,477

Loss before income taxes	(402,848)	(1,275,036)	(872,049)	(3,227,970)

Income taxes	26,520	750	69,770	2,450

Net loss	$(429,368)	$(1,275,786)	$(941,819)	$(3,230,420)

Net loss per share:
Basic and diluted	($0.04)	($0.11)	($0.08)	(0.27)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash Flow from operating activities
Net loss	$(941,819)	$(3,230,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,448	806,266
Deferred taxes	64,720	-
Gain on sale of assets	(352,266)	(93,126)
Stock based compensation	40,819	7,167
Changes in operating assets and liabilities:
Accounts receivable, net	176,150	(240,697)
Inventories	93,120	(391,865)
Prepaid expenses and other	(141,858)	35,444
Accounts payable and accrued expenses	(559,507)	451,992
Net cash used in operating activities	(1,186,193)	(2,655,239)

Cash flow from investing activities
Purchases of property and equipment	(324,672)	(307,009)
Proceeds from sale of assets	444,357	111,680
Net cash provided by (used in) investing activities	119,685	(195,329)

Cash flow from financing activities
Repayment of long-term debt	(1,338,801)	(83,972)
Withdrawal of bond reserve funds, net	469,626	43,389
Net cash used in financing activities	(869,175)	(40,583)

Foreign currency translation	1,923	6,418

Decrease in cash and cash equivalents	(1,933,760)	(2,884,733)

Cash and cash equivalents at beginning of period	8,947,777	10,813,492

Cash and cash equivalents at end of period	$7,014,017	$7,928,759

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

Note 2. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Numerator for basic and diluted net loss per share	$(429,368)	$(1,275,786)	$(941,819)	$(3,230,420)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	11,872,331	11,872,331	11,872,331	11,872,331

Basic and diluted net loss per share	($0.04)	($0.11)	($0.08)	($0.27)

Common stock options and warrants to purchase 588,565 and 642,195 shares of common stock with a weighted average exercise price of $3.61 and $2.94 were outstanding at December 31, 2006 and 2005, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

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

Segment detail is summarized as follows (unaudited, in thousands):

	Optronics	APACN	Eliminations	Consolidated
Three months ended December 31, 2006
Revenues	$16	$4,415	$(2)	$4,429
Gross profit (loss)	(128)	1,353	-	1,225
Income (loss) from operations	(612)	110	-	(502)
Depreciation and amortization	84	54	-	138
Capital expenditures	12	21	-	33
Assets	16,712	7,829	(7,680)	16,861

Three months ended December 31, 2005
Revenues	$124	$4,342	$(87)	$4,379
Gross profit (loss)	(152)	1,178	(2)	1,024
Income (loss) from operations	(1,346)	22	-	(1,324)
Depreciation and amortization	195	68	-	263
Capital expenditures	62	11	-	73
Assets	19,270	7,470	(7,635)	19,105

Nine months ended December 31, 2006
Revenues	$101	$14,175	$(3)	$14,273
Gross profit (loss)	(347)	4,261	-	3,914
Income (loss) from operations	(1,629)	470	-	(1,159)
Depreciation and amortization	256	179	-	435
Capital expenditures	282	43	-	325
Assets	16,712	7,829	(7,680)	16,861

Nine months ended December 31, 2005
Revenues	$336	$11,908	$(283)	$11,961
Gross profit (loss)	(529)	3,188	(5)	2,654
Loss from operations	(3,380)	(39)	-	(3,419)
Depreciation and amortization	612	194	-	806
Capital expenditures	191	116	-	307
Assets	19,270	7,470	(7,635)	19,105

Note 4. Sale of Land

In June 2005 the Company sold approximately two acres of its land in Aberdeen, South Dakota to the Aberdeen Development Corporation (ADC) in exchange for the retirement of its remaining $120,000 debt on its loan with ADC. The land was granted to APA in conjunction with building a facility in Aberdeen and was part of a single parcel of approximately 12 acres on which the Company constructed and operated its manufacturing facility. The Company recognized a gain of approximately $109,000 on the sale of the land in the first quarter of fiscal 2006.

Note 5. Closing of Aberdeen Facility

The Company ceased all of its operations in Aberdeen during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company-owned facility, located on an approximately 10-acre parcel, is designated for lease or sale after sub-division of the land in two approximately 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of December 31, 2006. The Company plans to retain about 5 acres of vacant land for potential future use. The facility was built using proceeds from bonds issued by the South Dakota Economic Development and Finance Authority. In August 2006, the Company paid $871,911 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, were used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company has made timely interest and principal payments, and the reason for the notice was not related to the payments.

Note 6. Sale of Metal Organic Chemical Vapor Deposition (MOCVD) Operation

In March 2006 the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The Company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006. The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year. The Company realized $38,600 from this consulting agreement in fiscal year 2007; the agreement was terminated prior to expiration of its term due to the loss of key Company personnel. Because the Company does not track discrete financial information for these assets, this has not been presented as a discontinued operation.

Note 7. Stock Based Compensation

Effective April 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which requires an entity to reflect an expense, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides that the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS 123(R) had been applied during the three and nine months ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net loss to common shareholders - as reported	$(1,275,786)	$(3,230,420)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,861)	(89,387)
Net loss - pro forma	$(1,303,647)	$(3,319,807)

Basic and diluted net loss per common share - as reported	($0.11)	($0.27)
Basic and diluted net loss per common share - pro forma	($0.11)	($0.28)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company recorded $9,951 and $40,819 of related compensation expense for the three and nine month periods ended December 31, 2006, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The impact of this compensation expense on both basic and diluted loss per share was less than $0.01 for the three and nine months ended December 31, 2006. As of December 31, 2006, $96,202 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.47 years.

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

Nine Months Ended December, 2006
Expected volatility	64%
Expected life (in years)	5 years
Expected dividends	0%
Risk-free interest rate	4.78%

The weighted average fair value of options granted during the nine months ended December 31, 2006 was $0.75. The Company’s approach to estimating expected volatility on its stock awards granted during the quarter considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants. Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company believes this approach results in a better estimate of expected volatility.

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

Stock Option Plans

We have adopted a 1997 Stock Compensation Plan, a Stock Option Plan for Nonemployee Directors, and a 2007 Stock Compensation Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 711,435 shares of our Company’s common stock remained available for issuance at December 31, 2006. In general, the stock options we have issued under the Plans vest over a period of five years and expire six years from the date of grant. Shares are issued under existing registration statements upon exercise. The 1997 Stock Compensation Plan expired with the adoption of the 2007 Stock Compensation Plan and, accordingly, no new awards can be made under the 1997 Plan. However, all outstanding incentives granted under the 1997 Plan remain in effect until satisfied or terminated.

Options transaction under these plans during the three and nine months ended December 31, 2006 are summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at March 31, 2006	276,470	$2.80
Granted	25,000	1.33
Canceled	(37,490)	2.87
Outstanding at June 30, 2006	263,980	2.65
Granted	15,000	1.28
Canceled	(10,415)	5.39
Outstanding at September 30, 2006	268,565	2.46
Granted	-	1.28
Canceled	(30,000)	5.39
Outstanding at December 31, 2006	238,565	2.46

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006:

Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	15,000	5.67 years	$1.28	$19,200
1.30-2.91	213,565	3.84 years	1.81	387,834
5.53-8.90	10,000	0.08 years	8.06	80,600
	238,565	3.79 years	$2.04	$487,634

Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	-	-	$-	$-
1.30-2.91	85,365	3.06 years	2.06	176,398
5.53-8.90	10,000	0.08 years	8.06	80,600
	95,365	2.75 years	$3.57	$256,998

Note 8. Inventories

Inventories consist of the following as of:

	December 31, 2006	March 31, 2006
Raw Materials	$1,447,312	$1,588,816
Work-in-progress	47,034	48,474
Finished Goods	249,377	199,553
	$1,743,723	$1,836,843

Note 9. Major Customer Concentration

Two customers comprised approximately 22% of total sales for the nine months ended December 31, 2006. No one customer provided greater than 10% of sales for the same period of the prior fiscal year. One customer accounted for 17% of accounts receivable as of December 31, 2006 and one different customer accounted for 24% of accounts receivable as of December 31, 2005.

Note 10. Commitments and Contingencies

Electronic Instrumentation and Technology, Inc. ("EIT") filed suit against APA on May 25, 2005 (see information in Part II, Item I of this Report.) The suit alleged that APA had committed various fraudulent acts in conjunction with preliminary business discussions between EIT and APA which preceded APA's introduction of its Profiler M product.  APA denied EIT's claims of wrongful conduct and the case went to trial in December 2005. The jury found in favor of EIT on one claim and awarded EIT $35,000. EIT filed certain post-trial motions, all of which were denied by the court. EIT did not appeal the verdict and this matter was concluded in June 2006.

Note 11 - Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The initial application of SAB 108 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 12 - Subsequent Event

In January 2007, the Board of Directors approved a plan to consolidate certain Optronics activities to reduce investments and operating expenses. In particular, the construction of the Company’s new 27,500 square foot (approximately) facility in India with a carrying value at December 31, 2006 of approximately $225,000 has been suspended, pending further determination. Future actions may include potential sale of the partially completed facility. In addition, the consolidation impacted GaN activities in Blaine, Minnesota: GaN Power Amplifier activities were suspended; GaN consumer products sales will be made solely through the Internet, resulting in the termination of three employees; and working hours of some GaN industrial product employees were reduced to half-time until at least March 31, 2007. The company is currently evaluating the overall financial impact of these actions.

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

OVERVIEW

APA Enterprises, Inc., (formerly known as APA Optics, Inc.) consists of the Optronics group and the APACN group, which is a wholly-owned subsidiary named APA Cables & Networks, Inc. (APACN). Optronics is active in the development, design, manufacture and marketing of ultraviolet (UV) measurement instruments for consumers and industrial customers, and gallium nitride (GaN) based transistors for power amplifiers and other commercial applications. APACN designs, manufactures and markets a variety of fiber optic and copper components for the data communication and telecommunication industries. Both groups also source components and devices from third parties for direct and value-added sales to our customers in all these technology areas.

APACN focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”). To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception three years ago.

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

Optronics discontinued its fiber optic product line in March 2006.

In fiscal year 2006 Optronics sold its MOCVD facility, certain equipment and intellectual property related to research and development work surrounding gallium nitride based heterojunction field effect transistors. The sale to an unrelated third party for consideration including $1.9 million in cash enabled the Company to focus its R&D efforts on power amplifiers built using GaN technology by using commercially available parts, rather than building its own transistors to decrease operating costs and shorten the time to market. The Company also sold certain intellectual capitalized assets for $345,000 during the first quarter of fiscal year 2007. In August 2006, the Company paid approximately $872,000 into an escrow account to retire the bonds issued by the South Dakota Economic Development and Finance Authority. These funds were used to make final payment on the bonds on October 1, 2006, the next redemption date.

Plastic and metal models of the consumer Personal UV Monitor (PUVM) offered by Optronics continue in production. Another product called the SunUVStationTM was introduced to several catalog and retail distributors for their evaluation during the 2nd quarter of fiscal year 2007. This product, which is similar in size to an outdoor temperature gauge, measures the UV Index and is targeted to consumers and institutions for use in backyards, patios, swimming pool areas, and other public places where people need to be reminded about UV intensity. Due to lower than expected sales through retail and distribution channels, the focus is on marketing and sales for both of these products solely through the Internet. The Company has established the e-commerce site www.SunUVProducts.com and has selected Yahoo Shopping to facilitate these sales.

Optronics’ 4-band Profiler M radiometer, which serves the printing and coating industries that use UV curing, is in production. This instrument measures the intensity and distribution of four UV bands to help set up and monitor the curing process. Two domestic distributors offer the product, and discussions and evaluation tests with additional domestic and international distributors are underway. We are in the process of establishing sales channels through equipment and supplies manufacturers in addition to general distributors. In particular, Optronics is in preliminary discussions with a customer, an equipment manufacturing company, to customize the profiler for the customer’s specific applications to continuously monitor the UV radiation during the operation of the customer’s machines. Optronics continues to exhibit the Profiler M in selected trade shows. In recent months, the Company held numerous discussions with potential customers of the Profiler M while attending trade shows in Atlanta and Chicago. So far, the sales of the Profiler have been below expectations. In order to reduce operating costs for the Profiler activity, in January 2007 the Company has reduced the working hours of some employees to half-time until at least March 31, 2007.

Our wholly owned subsidiary, APA Optronics, Pvt. Ltd, India (APA India), established in fiscal year 2005, became operational in the first quarter of fiscal year 2007. The subsidiary, with its prime focus on low cost manufacturing of APA’s products and components, has started manufacturing Gallium Nitride and fiber optic products. The subsidiary is also providing software development for our Profiler M product. In addition, the subsidiary is marketing the patch cords and associated equipment for fiber optic communications in India and Asia, and during the second quarter began generating revenue from the sale of patch cords and other components to several customers. The subsidiary is currently located in a leased facility in a free trade zone designated for companies primarily involved in exporting products. The subsidiary was in the process of constructing a larger facility in India within the free trade zone to accommodate its future requirements. However, in January 2007 the Company has suspended the construction of this facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 VS. THREE MONTHS ENDED DECEMBER 31, 2005

Consolidated revenues for the three months ended December 31, 2006 were comparable to the same period in 2005, showing an increase of $49,925, or 1%, to $4,429,117 from $4,379,192 in 2005, mainly due to increased revenues at APACN.

Revenues at APACN were $4,415,034, compared to $4,342,415 reported in the same quarter a year ago, an increase of 2%. The overall increase in revenue reflects continued growth in new customers and product acceptance principally in the broadband market. Revenue from broadband service providers and commercial data networks rose 30%, with sales for the quarter rising to approximately $3,510,000 versus $2,690,000 in the prior year quarter. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEMs were approximately $905,000 versus $1,652,000 in the year ago period. The decrease was due to global price pressures that resulted in the loss of a major customer, however, this loss was partially off-set by additional orders provided under a supply contract to a customer serving the test equipment market. We expect that future sales of APACN products will continue to account for a substantial portion of our revenue. With the introduction of a broader product offering in the broadband segment, coupled with the expansion of the sales team into additional markets, we anticipate that revenues at APACN during the fourth quarter of fiscal year 2007 will be comparable with the revenue of the third quarter of fiscal 2007.

Gross revenues at Optronics decreased 87% to $14,083 from $123,645 in the same quarter a year ago mainly due to the termination of manufacturing activities in Aberdeen, South Dakota. Gross revenues for the quarter ended December 31, 2005 reflect $86,868 of sales to APACN for subcontracted labor. Optronics did not provide any subcontract labor to APACN in the quarter ended December 31, 2006.

GROSS PROFIT AND COST OF SALES

APACN’s gross profit increased $174,497, or 15%, to $1,353,133 from $1,178,636. Specifically, gross profit as a percent of revenue was 31% in the current quarter as compared to 27% in the same quarter last year. The increase in gross profit was mainly due to component and labor cost reductions of 1%, increased manufacturing efficiency of 2% and increased revenues.

Gross cost of sales (before inter-company eliminations) at Optronics decreased $132,958, or 48%, to $142,603 from $275,561. Gross cost of sales for third quarter of fiscal year 2006 reflects $84,481 related to cost of sales to APACN for subcontracted labor. Optronics did not provide any subcontract labor to APACN in the quarter ended December 31, 2006. These costs are eliminated as inter-company cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $48,000 in personnel costs, $30,000 in depreciation and $55,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $137,000, depreciation of $54,000, and materials, allocated overhead and other expenses of $85,000.

We anticipate comparable gross margins for APACN and cost of sales for Optronics for the upcoming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at APACN. Expenses decreased $207,503 to $105,624, from $313,127 in the prior year period. The change reflects a decrease in personnel, facility and depreciation costs due to the sale of its MOCVD operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses during the three months ended December 31, 2006 decreased $410,639, or 20%, to $1,624,576 from $2,035,215 in the same period in 2005.

S, G, & A expenses at APACN during the three months ended December 31, 2006 increased $86,221, or 7%, to $1,243,180 from $1,156,959 in 2005. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect upcoming quarter expenses to remain at levels seen in the third quarter.

S, G, & A expenses at Optronics during the three months ended December 31, 2006 decreased $499,247, or 57%, to $381,396 from $880,643 in the same period in 2005. The decrease is due largely to the significantly decreased legal costs relative to those the Company experienced last year in connection with the EIT lawsuit.

GAIN ON DISPOSAL OF ASSETS

Consolidated gain on disposal of assets in the three months ended December 31, 2006 was $4,059. There was no gain on disposal during the same period in 2005. The majority of this activity is at the Optronics division.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations decreased $822,481, or 62% during the three months ended December 31, 2006, to $501,528 from $1,324,009 in the same period in 2005.

The income from operations at APACN in the three months ended December 31, 2006 was $110,680 compared to $21,677 in the same period in 2005.  The increased income in the quarter was mainly due to improved gross margins, offset by higher selling expenses absorbed as part of APACN’s planned investment in revenue growth.

The loss from operations at Optronics decreased $733,478 in the three months ended December 31, 2006, or 55%, to $612,208, from a loss of $1,345,686 in the year ago period. The decrease in the loss is mainly due to consolidation and discontinuation of MOCVD and Aberdeen operations as well as decreased legal costs.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $49,707 to $98,680 in the three months ended December 31, 2006 from $48,973 in 2005.

Other expense at APACN increased $18,330 in the three months ended December 31, 2006 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $11,445 to $217,230 in the three months ended December 31, 2006. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the quarter ending December 31, 2005. Other expense decreased $56,592 to $6 in the three months ended December 31, 2006, from $56,598 in the period ending December 31, 2005. Other expenses in the prior year consisted mainly of a judgment from the EIT lawsuit and interest expense related to the bonds.

NET LOSS

Consolidated net loss for the quarter decreased $846,418, or 66%, to $429,368, or $0.04 per share, from $1,275,786, or $0.11 per share in the year ago period.

APACN had a net loss of $33,634 in the quarter, compared to a loss of $79,037 in the year ago quarter. The improvement was due mainly to improved gross profit.

Optronics recorded a net loss of $395,734 in the three months ended December 31, 2006, a decrease of $801,015 from a loss of $1,196,759 from the same period of 2005. The decrease in the loss is mainly due to the consolidation and termination of MOCVD and Aberdeen operations and reduced legal expenses. Achieving profitability in the future will strongly depend upon Optronics’ ability to successfully manufacture and market gallium-nitride products or termination of activities not providing material revenues.

NINE MONTHS ENDED DECEMBER 31, 2006 VS. NINE MONTHS ENDED DECEMBER 31, 2005

Consolidated revenues for the nine months ended December 31, 2006 increased $2,311,725, or 19%, to $14,272,847 from $11,961,122 in 2005.

Revenues at APACN were $14,174,845, compared to $11,908,543 reported in the same period a year ago, an increase of 19%. The overall increase in revenue reflects continued growth in new customers and product acceptance in both the broadband and OEM markets. Sales for the current three quarters to broadband service providers and commercial data networks were approximately $10,950,000 versus $8,123,000 in the prior year quarter, an increase of 35%. The increase was primarily due to higher revenues from customers in the Fiber-to-the-Premise market. Sales to OEM’s were approximately $3,225,000 versus $3,786,000 in the year ago period. The decrease is the result of the loss of a major customer due to global price pressures. We expect that future sales of APACN products will continue to account for a substantial portion of our revenue. With the introduction of a broader product offering in the broadband segment, coupled with the expansion of the sales team into additional markets, we anticipate that revenues at APACN during the fourth quarter of fiscal year 2007 will be comparable with the revenue of the third quarter of fiscal 2007.

Gross revenues at Optronics decreased 70% to $98,002 from $336,420 in the same period a year ago mainly due to the termination of manufacturing activities in Aberdeen, South Dakota. Gross revenues for the quarter ended December 31, 2005 reflect $283,841 of sales to APACN for subcontracted labor. Optronics did not provide any subcontract labor to APACN in the three quarters ended December 31, 2006.

GROSS PROFIT AND COST OF SALES

APACN’s gross profit increased $1,260,664, or 48%, to $3,914,177 from $2,653,513. Specifically, gross profit as a percent of revenue was 30% in the first nine months of fiscal year 2007 as compared to 27% in the same period last year. The increase in gross profit was mainly due to an increase in revenue without an increase in the corresponding fixed costs, as well as component and labor cost reductions, each contributing 1% towards the gross profit percentage improvement.

Gross cost of sales (before inter-company eliminations) at Optronics decreased $420,893, or 49%, to $445,180 from $866,073. Gross cost of sales for the first nine months of fiscal year 2006 reflects $279,186 related to cost of sales to APACN for subcontracted labor. Optronics did not provide any subcontract labor to APACN in the quarter ended December 31, 2006. These costs are eliminated as intercompany cost of sales in the consolidated financials in each quarter. Cost of sales expenses for the current period for all Optronics product lines consists of approximately $143,000 in personnel costs, $93,000 in depreciation and $219,000 in materials, overhead and other product expenses. This compares to prior year personnel expenses of approximately $420,000, depreciation and amortization of $229,000, and materials, allocated overhead and other expenses of $244,000. The reduced product development expenses within the GaN area also contributed to the decreased cost of sales.

We anticipate comparable gross margins for APACN and decreased cost of sales for Optronics for the upcoming quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of the research and development expense at Optronics. There have been no significant research and development expenses at APACN. Expenses decreased $585,481 to $394,616 during the nine months ended December 31, 2006, from $980,097 in the prior year period. The change reflects a decrease in personnel, facility and depreciation costs due to the sale of its MOCVD operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses decreased $155,219 during the nine months ended December 31, 2006, or 3%, to $5,030,770 from $5,185,989 in 2005.

S, G, & A expenses at APACN increased $563,257 during the nine months ended December 31, 2006, or 17%, to $3,789,948 from $3,226,691 in the same period in 2005. The majority of the increase is attributable to additional sales personnel and related selling costs as a part of our plan to grow our revenue and customer base. We expect upcoming quarter expenses to remain at levels seen in the first three quarters.

S, G, & A expenses at Optronics decreased $723,131, or 37%, to $1,240,822 from $1,963,953 in 2005. The decrease is due largely to the expensing of warrants in the prior quarter which were fully amortized as of March 31, 2006 and significantly decreased legal costs as compared to those the Company experienced last year in connection with the EIT lawsuit.

GAIN ON DISPOSAL OF ASSETS

A majority of the gain on disposal of assets was within the Optronics division. Gain on disposal of assets increased $259,140 to $352,266 in the nine months ended December 31, 2006 from $93,126 in the prior year. Gains for fiscal year 2007 represent the sale of patents. Gains for fiscal year 2006 were primarily from the exchange of land for the forgiveness of debt.

INCOME (LOSS) FROM OPERATIONS

Consolidated losses from operations decreased $2,260,504, or 66%, to $1,158,943 in the nine months ended December 31, 2006 from $3,419,447 in 2005.

The income from operations at APACN was $469,972 in the nine months ended December 31, 2006 versus a loss of $38,870 in the fiscal 2006 period.  The increased income in the period was mainly due to increased revenues and gross profit, offset by higher selling expenses absorbed as part of APACN’s planned investment in revenue growth.

The loss from operations at Optronics decreased $1,751,662, or 52%, to $1,628,915 in the nine months ended December 31, 2006, from a loss of $3,380,577 in the year ago period. The decrease in the loss is mainly due to the gain of $345,000 realized due to the sale of two patents and the termination of MOCVD related activities and reduced legal costs.

OTHER INCOME AND EXPENSE

Consolidated other income and expense increased $95,417 to $286,894 from $191,477 in 2005.

Other expense at APACN increased $69,632 due to an increase in interest expense, primarily due to a higher interest rate in the current period.

Other income at Optronics increased $108,670 to $676,919. This resulted from an increase in interest income due to a higher rate of interest earned on investments over the nine months ended December 31, 2005. Other expense decreased $58,859 to $40,936, from $99,795 in the period ended December 31, 2005.

NET LOSS

Consolidated net loss for the nine months ended December 31, 2006 decreased $2,288,601, or 71%, to $941,819, or $0.08 per share, from $3,230,420, or $0.27 per share in the year ago period.

APACN had a net profit of $52,863 year to date, compared to a loss of $317,547 in 2005. The increased profitability was due mainly to increased revenues and gross profit margins.

Optronics recorded a net loss of $994,682 in the nine months ended December 31, 2006, a decrease of $1,918,191 from a loss of $2,912,873 for the same period in 2005. The decrease in the loss is mainly due to the consolidation of operations resulting in a $1,569,187 decrease in operating expenses during the nine months ended December 31, 2006 as compared to the same period of last year. Achieving profitability in the future will strongly depend upon Optronics’ ability to successfully manufacture and market gallium-nitride products and/or termination of activities not providing material revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents consist primarily of money market funds and U.S. Government instruments with original maturities of less than three months.

Cash used in operating activities was $1,186,193 for the nine month period ended December 31, 2006 compared to $2,655,239 used in the same period in 2005, due largely to decreased losses during the current year as compared to the prior year.

We realized a net cash increase of $119,685 in investing activities for the nine months ended December 31, 2006 compared to $195,329 used in the same period of the preceding fiscal year. The net realized cash due to investing activities in the current period includes proceeds from sale of capital assets in the amount of $444,357 offsetting capital expenditures in the amount of $324,671. The Company sold $111,680 worth of capital assets and had capital expenditures of $307,009 in the comparable period of the previous year. The Company has purchased approximately $325,000 in property and equipment so far in fiscal year 2007. We anticipate approximately an additional $300,000 to $400,000 in capital expenditures during the balance of fiscal 2007, mainly due to the implementation of a new IT infrastructure at APACN.

Net cash used in financing activities for the nine months ended December 31, 2006 totaled $869,175, including the redemption of the bonds in October 2006. During the same period in fiscal 2006 we used $40,583 in financing activities, of which $83,972 was used for the scheduled reduction of debt and $43,389 was generated from the reduction of bond reserve funds.

We believe we have sufficient funds for operations for at least the next twelve months.

Our contractual obligations and commitments are summarized in the table below (in 000’s) as of December 31, 2006:

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$26	$15	$11	$-	$-
Leases	1,944	346	689	474	435
Total Contractual Cash
Obligations	$1,970	$361	$700	$474	$435

(1) Includes fixed interest of 0.62%

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Stock Option Accounting;
•	Accounting for income taxes
•	Valuation and evaluating impairment of long-lived assets and goodwill; and
•	Accounting for uncertainty in income taxes

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123R. The compensation expense impacted both basic and diluted loss per share by less than $0.01 for the three and nine months ended December 31, 2006. The Company recorded $9,951 and $40,819 of related compensation expense for the three and nine month periods ended December 31, 2006. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated and do not include the impact of compensation expense calculated under SFAS 123R.

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

Valuation and evaluating impairment of long-lived assets and goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill, entirely attributed to APACN, is not amortized but reviewed for impairment at the fiscal year end or whenever conditions exist that indicate an impairment could exist.

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred in fiscal 2007 through the nine months ended December 31, 2006.

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The initial application of SAB 108 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Our future performance depends in part upon the continued service and contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to replace quickly. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected or delay the development or marketing of existing or future products. Competition for these personnel is intense and we may not be able to retain or attract such personnel. Our success will depend in part upon our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. We have recently lost two management level advanced degree employees. Currently, these responsibilities have been absorbed by existing employees. Recently implemented cost-cutting measures for Profiler related activities may prompt certain key employees to seek employment elsewhere. Loss of one or more key personnel may affect our ability to, at least in the short-term, respond to market demands for these products.

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. Two customers comprised approximately 22% of total sales for the nine months ended December 31, 2006. No one customer provided greater than 10% of sales for the same period of the prior fiscal year. One customer accounted for 17% of accounts receivable as of December 31, 2006 and one different customer accounted for 24% of accounts receivable as of December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 30, 2006, the Company paid $871,911 into an escrow account to retire the debt from the South Dakota Economic Development and Finance Authority. These funds were used to make final payment on the Company’s debt to the State of South Dakota on October 1, 2006, the next bond redemption date.

During 1996-97 the Company built a new production facility in Aberdeen, South Dakota. This facility was partially funded by using proceeds of a $1.895 million bond from the State of South Dakota Governor’s Office of Economic Development. The bonds required the Company to maintain operations in the state of South Dakota and compliance with certain financial covenants. The repayment will be made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the later part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company made timely interest and principal payments, and the reason for the notice was not related to the payments

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification required of Chief Executive Officer and Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

22

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA ENTERPRISES, INC.

February 13, 2007	/s/ Anil K. Jain
Date	Anil K. Jain
President,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)