Form 10-K
period 2007-03-31
APA Enterprises, Inc.
filed 2007-06-22
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007.

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
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ YES ☒NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.

☐YES ☒ NO

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

☐ YES ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $14,959,137.

The number of shares of common stock outstanding as of June 17, 2007 was 11,872,331.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held in August 2007 are incorporated by reference into Part III.

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

The Company reports its operations activities in two segments, Optronics (comprising the activities in Blaine, Minnesota, Aberdeen, South Dakota, and India) and APA Cables and Networks, Inc. (“APACN”)

Description of Business - Optronics Segment.

Optronics focuses on leading edge research in gallium nitride (GaN), sophisticated optoelectronics, and optical systems, with the primary goal of developing advanced products for subsequent fabrication and marketing. Based on this research we have developed multiple products including fiber optic components for metro and access communications networks, a range of GaN based devices, and precision optical products.

In fiscal year 2005 we formed a wholly-owned subsidiary in India, APA Optronics (India) Private Limited (“APA India”), to take advantage of lower manufacturing costs thereby reducing the Company’s overall manufacturing and software development costs. In fiscal year 2006, the Company began construction of a larger facility in India to significantly increase its manufacturing activities. The building remains under construction currently. The subsidiary has been providing low cost support for both software needs related to GaN products and certain APACN components. However due to lower than expected demand for GaN products and logistics and time constraints for APACN’s fiber patch cords, the benefit has been less than expected. The Company is currently pursuing alternative options for the operation, including possible sale.

In fiscal year 2006 we sold certain equipment and intellectual property related to our research and development work surrounding gallium nitride based heterojunction field effect transistors. The sale to an unrelated third party for consideration including $1.9 million in cash was intended to enable us to focus our R&D efforts on power amplifiers built using GaN technology by using commercially available parts, rather than building our own transistors. This was expected to decrease our operating costs and shorten our time to market for power amplifiers.

In fiscal year 2006, the Company also terminated its manufacturing operations, mostly related to fiber optic communication components, in Aberdeen, South Dakota. The associated assets were designated as not being utilized in manufacturing. Most of the assets, if not utilized within the Company, will be sold the in future. The Company is pursuing options to lease or sell this facility.

In fiscal year 2007, the Company decided to reduce its marketing cost for its Sun UV related products, namely the Personal UV Monitor (PUVM) and Sun UV Station by limiting its marketing to internet sales only. The Company also reduced its operating expenses in the development of its UV transistor related power amplifier and UV Profiler product line by eliminating the research personnel in transistor development and limiting the Profiler development to mainly one full time and one part time engineer. Two other persons related to Profiler development are available as consultants an as needed basis. The Company is currently evaluating long-term options for this operation. These options include the possible sale of its GaN related operations, sale or lease of its Aberdeen facility and sale of its APA India business, including the facility under construction.

Products

Our current products are described below.

•	Ultraviolet (UV) Detector-Based Products We currently manufacture value-added products built around UV detectors fabricated by Optronics and procured externally. These products are:

•
SunUV® Personal UV Monitor The SunUV® Personal UV Monitor (formerly, SunUVWatch®) is a personal ultraviolet (UV) radiation monitor that also incorporates a time/day/date function. It detects UV radiation that is hazardous to human health. In fiscal year 2006, we developed and introduced an attractive new PUVM plastic/metal model that offers two key advantages for the product line. The SunUVStation consumer product complements the Personal UV Monitor, and together they were intended to provide Optronics a product line in the sun protection area. The SunUVStation offers a larger display that indicates the UV Index on a colorful 7” diameter analog face for backyard, pool, patio, campground, or other locations where groups of people are exposed to the sun.

•
Industrial Products: Profiler M UV Meter Optronics’ Profiler M radiometer was created for the printing and coating industries that use UV curing. The instrument measures the intensity and distribution of four UV bands inside curing chambers. Data from the instrument can be transferred to a computer for analysis using proprietary CureControl software supplied as part of the purchase.

The Company introduced another Profiler product to the market in 2007, the Profiler MT, a radiometer capable of measuring surface temperature, in additional to all the spectral profile capabilities of the original Profiler M. Temperature of the surface under UV cure plays an important role in the ultimate quality of the cure, particularly in machines which operate at lower surface temperature. Whereas at present other products are capable of either surface temperature measurement without profile, or measuring the temperature profile at a location other than the curing plane, our Profiler MT accurately measures the surface temperature profile at the curing surface, and therefore, we believe, is a competitive advantage in the market.

•	Power Amplifiers

•
In the 4th quarter of fiscal year 2006 we completed the sale of our epitaxial foundry to an unrelated, third party for total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The transaction included sale of APA’s multi-wafer metal organic chemical vapor deposition system, the technical know-how associated with the growth of state-of-the-art epitaxial layers, two heterojunction field effect transistor patents (United States patent 5,192,987 and United States patent 5,296,395), an additional pending patent (now allowed, United States patent application claiming priority of United States provisional application No. 60/428,856), and associated intellectual property. Terms of the transaction allowed APA to market and sell products for applications greater than 1 GHz and provide revenue sharing based on future licensing agreements regarding these patents. The transaction allowed APA to terminate the lease of an off-site facility utilized by the epitaxial foundry and resulted in termination of three employees associated with the development and growth of epi-layers. The sale was intended to decrease operating costs while enabling early entry into power amplifier markets utilizing GaN power transistors procured from outside sources. Such transistors have demonstrated impressive performance while maintaining excellent reliability. During the later part of fiscal 2007, the Company elected to suspend the development of the power amplifier due mainly to market uncertainties, and the reliability and stability of the Gallium Nitride (GaN) transistors available in the market.

Marketing and Distribution

We do not maintain a large internal sales force. We have no sales person dedicated to the SunUV© Personal UV Monitor or SunUV Station and we market these products via internet only. We currently have one employee dedicated part time to the sale of our Profiler products.

Description of Business - APACN Segment

APA Cables and Networks, Inc. (“APACN”) is a manufacturer and seller of telecommunications equipment. APACN focuses on custom-engineered products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEMs”). To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception four years ago.

APACN continued to invest in the expansion of its sales and engineering programs in the broadband service provider market during fiscal year 2007 for the development of increased revenue in fiscal year 2008 and beyond.

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

Sources of Materials and Outsourced Labor

Numerous purchased materials, components, and labor, are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some critical components and outsourced labor are purchased from a single or a limited number of suppliers. The loss of access to some components and outsourced labor would have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Patents and Intellectual Property

As of March 31, 2007, we had 12 patents issued in the United States and two pending patent applications inside and outside the United States. During the last fiscal year the following patent was sold:
US Patent 5,146,465 “Aluminum gallium nitride laser”.

All of our patents relate to the business of our Optronics segment. Some of these patents may be sold as part of the possible sale of an Optronics product line.

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

Major Customers

Two customers comprised approximately 23% of total sales for the twelve months ended March 31, 2007. No single customer accounted for more than 10% of the Company’s sales in fiscal 2006 or 2005.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. Optronics had no backlog as of March 31, 2007 or 2006 and a backlog of $7,200 as of March 31, 2005. APACN had backlogs of $1,182,576 as of March 31, 2007, $1,383,206 as of March 31, 2006, and $429,180 as of March 31, 2005.

Research and Development

During the fiscal years ended March 31, 2007, 2006, and 2005, Optronics spent approximately $474,000, $1,409,000, and $1,104,000, respectively, on research and development, mainly for the development of compound semiconductor electronic devices. This segment had no research activities sponsored by customers in fiscal years 2007, 2006 or 2005. During the third quarter of fiscal 2007, we suspended our research and development related to the Power Amplifier product. Presently, we are continuing to develop GaN industrial products on a limited basis as we evaluate potential alternatives for this product line. APACN has made no significant expenditures for research and development from its inception through March 31, 2007.

Employees

As of March 31, 2007, Optronics had 28 full-time employees in the combined locations of Blaine, MN, and India. As of March 31, 2007, APACN had 105 full-time employees, mainly in Plymouth, MN. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company.

In January 2007, the Board of Directors approved a plan to scale-back certain Optronics activities in Blaine, Minnesota, to reduce investment and operating expenses. Specifically, the Company (i) discontinued GaN consumer marketing, except through the Internet, resulting in the termination of three employees, and (ii) reduced working hours of some GaN industrial product employees to half time. In April 2007, three additional employees in GaN industrial products were terminated.

ITEM 1A.	RISK FACTORS.

Factors That May Affect Future Results

The statements contained in this Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-K and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Our Results of Operations

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have not been profitable since fiscal 1990. As of March 31, 2007, we had an accumulated deficit of $39 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. The probable discontinuation of the Optronics business unit will result in a significant reduction in the fixed costs associated with manufacturing, sales and marketing, product development and administrative expenses. We will need to demonstrate continued growth in revenues while containing costs and operating expenses at APACN if we are to achieve profitability.

Acquisitions or investments could have an adverse affect on our business.

We acquired assets in India in March 2005 as part of a strategy to take advantage of lower manufacturing costs in India. As stated earlier, the Company is evaluating options for the potential disposal of this operation. We intend to continue reviewing acquisition and investment prospects. There are inherent risks associated with making acquisitions and investments including but not limited to:

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

Our future performance depends in part upon the continued service and contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to replace quickly. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected or delay the development or marketing of existing or future products. Competition for these personnel is intense and we may not be able to retain or attract such personnel. Our success will depend in part upon our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. In January 2007, the Board of Directors approved a plan to scale-back certain Optronics activities in Blaine, Minnesota, to reduce investment and operating expenses. Specifically, the Company (i) discontinued GaN consumer marketing, except through the Internet, resulting in the termination of three employees, and (ii) reduced working hours of some GaN industrial product employees to half time. In April 2007, three additional employees in GaN industrial products were terminated. These cost-cutting measures may prompt certain key employees to seek employment elsewhere. Loss of one or more key personnel may affect our ability to, at least in the short-term, respond to market demands.

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

Market pressure for lower prices for our category of products continues to be strong. We expect this trend to continue. To achieve profitability in this environment we must continually decrease our costs of production as well as improve the value proposition of the products we offer. In order to reduce our production costs, we will continue to pursue one or more of the following:

•	Seek lower cost suppliers of raw materials or components.

•	Work to further automate our assembly process.

•	Develop value-added solutions.

•	Seek offshore sources for manufacturing and assembly services.

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

Our inability to generate significant cost savings from our India facility for the manufacture of fiber optic cable assembles has resulted in the decision to continue sourcing products and labor from alternative off-shore sources. Our facility in India has in the past supported the design and production of our other products. We expect that our foreign operations and reliance on off shore sourcing will increase in the future. As such we are subject to the risks of conducting business internationally. Those risks include but are not limited to:

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

Our success may depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of technology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

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

Our success may depend upon our ability to develop proprietary products. However, patents may not be granted upon applications which we may file in the United States or in other countries. In addition, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. Furthermore, our issued patents or patents licensed to us could potentially be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

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

Executive Officers

The following is a list of our executive officers, their ages, positions and offices as of March 31, 2007.

Name	Age	Position
Dr. Anil K. Jain	61	Chief Executive Officer/President/Chief Financial Officer of APA Enterprises, Inc.

Cheri Beranek Podzimek	44	President, APACN

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We have corporate offices, manufacturing facilities, and laboratories located in an industrial building at 2950 N.E. 84th Lane, Blaine, Minnesota. We currently lease 23,500 square feet of space under a lease from Jain-Olsen Properties, a partnership consisting of Anil K. Jain and Kenneth A. Olsen, the former being an officer and director of the Company. See Note O of Notes to the Consolidated Financial Statements included under Item 8 of this Report. We owned land directly west of the Blaine facility. In May 2007 we sold this property.

We own a 24,000 square foot production facility in Aberdeen, South Dakota, which was used mainly for assembly of products for APACN customers and to a lesser extent for assembly of our DWDM components and UV detectors. During the fiscal year 2006 the Company terminated all the manufacturing activities at this facility and put the facility for potential lease or sale. The land upon which this facility is located (approximately 12 acres) was granted to us as part of a financing package from the city of Aberdeen. See Note I of Notes to the Consolidated Financial Statements included under Item 8 in this Report for further information regarding the financing of this facility. This land was sub-divided into two parcels of approximately 10 and 2 acres, and the latter was sold to Aberdeen Development Corporation. The Company further sub-divided the remaining 10 acres into two approximately 5 acres parcels with the intention of selling or leasing the building and approximately 5 acres land while retaining the other 5 acre parcel for future use.

APA India currently leases, on a month to month basis, a 500 square meter facility in a special export zone near New Delhi, India. While the Company evaluates potential options on the sale or alternative disposal of this unit, we are planning to relocate to our own facility, under construction at present in the same general location, some time in calendar year 2007.

APACN leases a 30,000 square foot facility in Plymouth, Minnesota consisting of office, manufacturing and warehouse space.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on The NASDAQ Global Market under the symbol “APAT.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by NASDAQ.

Fiscal 2007	High	Low
Quarter ended June 30, 2006	$2.23	$1.25
Quarter ended September 30, 2006	1.59	1.21
Quarter ended December 31, 2006	1.56	1.25
Quarter ended March 31, 2007	1.67	1.21

Fiscal 2006	High	Low
Quarter ended June 30, 2005	$1.62	$1.20
Quarter ended September 30, 2005	1.48	1.18
Quarter ended December 31, 2005	1.35	1.10
Quarter ended March 31, 2006	2.01	1.17

There were approximately 318 holders of record of our common stock as of March 31, 2007.

We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority, paid off in fiscal 2007, restricted our ability to pay dividends. We do not intend in the foreseeable future to pay cash dividends on our common stock.

The following graph compares the cumulative 5-year total return attained by shareholders on APA Enterprises, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Non-Financial index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/31/2002 to 3/31/2007.

	3/02	3/03	3/04	3/05	3/06	3/07

APA Enterprises, Inc.	100.00	49.08	91.88	52.03	71.96	45.02
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
NASDAQ Non-Financial	100.00	83.60	92.15	89.56	69.13	80.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues	$18,560,178	$15,956,203	$14,112,605	$11,909,465	$436,157
Net loss	(2,147,310)	(3,348,848)	(3,420,038)	(6,535,147)	(5,009,434)
Net loss per share, basic and diluted	(.18)	(.28)	(.29)	(.55)	(.42)
Weighted average number of shares, basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331	11,873,914

Balance Sheet Data:
Total assets	$15,722,558	$19,593,571	$22,074,014	$26,083,516	$31,884,526
Long-term obligations, including current portion	197,599	1,360,961	1,578,836	1,811,759	2,173,682
Shareholders’ equity	13,476,484	15,579,442	18,922,161	22,363,061	28,918,943

The above selected financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is focused primarily on the growth of the APACN business and is currently de-emphasizing operations associated with the design, manufacturing, and marketing of various optoelectronic products, ultraviolet (“UV”) detectors and related products. As a result, the Company is evaluating its strategic options for the Optronics segment including sale of its assets or discontinuation of its operations. For the last several years our goal had been to manufacture and market products/components based on our technology developments. Previously, we focused on dense wavelength division multiplexer (“DWDM”) components for fiber optic communications and GaN based UV detectors (both components and integrated detector/electronic/display packages) because we believed that these two product areas had significant potential markets and because we held expertise and/or patent positions related to them. In January 2007, the Board of Directors approved a plan to scale-back certain Optronics activities in Blaine, Minnesota, to reduce investment and operating expenses. Specifically, the Company (i) discontinued GaN consumer marketing, except through the Internet, resulting in the termination of three employees, and (ii) reduced working hours of some GaN industrial product employees to half time. In April 2007, three additional employees in GaN industrial products were terminated. Optronics terminated the fiber optic communication activities at the end of fiscal year 2006.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our unaudited condensed consolidated financial statements as of and for the twelve months ended March 31, 2007 reflect the impact of SFAS 123R. The compensation expense impacted both basic and diluted loss per share by less than $0.01 for the twelve months ended March 31, 2007. The Company recorded $50,353 of related compensation expense for the twelve month period ended March 31, 2007. As of March 31, 2007, $86,658 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.0 years. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated and do not include the impact of compensation expense calculated under SFAS 123R.

For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123(R), the Company used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) may differ significantly from what was recorded in the current period.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2007, we have recorded a full valuation allowance of $13,867,191 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $34,626,000 which expire in fiscal years 2008 to 2027. To date the Company has not completed a “Section 382” analysis. If certain ownership changes occurred under Internal Revenue Code Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

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

Valuation and evaluating impairment of long-lived assets and goodwill

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," in the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes the impairment testing of goodwill primarily utilizing a discounted cash flow method.

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the FTP market.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for 2007 indicated that goodwill related to APACN was impaired. Accordingly, the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717, after tax) in the fourth quarter of 2007.

The Company evaluates the recoverability of its long lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 required recognition of impairment of long lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets. We assess the impairment of long lived assets whenever events or changes in circumstances indicate that that the carrying value may not be recoverable. No impairment of long-lived assets has occurred the three year period ended March 31, 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for income tax provisions. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after April 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The initial application of SAB 108 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

Contractual Obligations

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$221	$82	$139	$0	$0
Operating leases	1,932	350	667	476	439

Total Contractual Cash Obligations	$2,153	$432	$806	$476	$439

(1) Includes fixed interest ranging from 0.62 to 8.45%.

Results of Operations

2007 Compared to 2006

REVENUES

Consolidated revenues for the fiscal year ended 2007 increased 16% to $18,560,000 from sales of $15,956,000 in 2006. Consolidated cost of sales decreased from 78% in 2006 to 74% in 2007 resulting in improved gross margin of $4,813,000 in 2007 as compared to $3,517,000 in 2006, an increase of 37%. Consolidated operating losses decreased to $2,755,000 in 2007 compared to $3,456,000 in 2006. Consolidated net losses decreased to $2,147,000 in 2007 or $.18 per diluted share compared to $3,349,000 in 2006 or $.28 per share. The losses in fiscal 2006 were impacted by significantly increased legal expenses and non-operating activities related to the sale of Metal Organic Chemical Vapor Deposition (MOCVD) operations and a non-cash deferred tax liability related to goodwill on acquisitions. Increased legal expenses related to the defense of a lawsuit brought by Electronic Instrumentation and Technology, Inc, a Virginia corporation (“EIT”), and a non-cash tax expense accrual related to goodwill were offset by a gain on the sale of MOCVD operations.

APACN’s revenues for the year ended 2007 were $18,364,000 versus $15,879,000 in the year ended 2006, an increase of 16%. The increase is primarily attributable to an increased acceptance of the Company’s products within the FTTH market resulting from increased sales and marketing activities during the fiscal year 2006 and 2007. Sales to broadband service providers and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $13,959,000 or 76% of revenue. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,405,000, or 24% of revenue. This compares to 67% for broadband and commercial data networks and 33% for OEMs in the prior year. APACN’s revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry. We expect sales at APACN in fiscal 2008 to continue to increase as a result of our investment in market development activities and the acceptance of the product line within our target customers.

Gross revenues at Optronics for the year ended 2007 were $196,000, compared to $400,000 in 2006, a decrease of 51%.  Gross revenues for fiscal year 2006 reflect approximately $323,000 of sales to APACN for fiber optics products and subcontracted labor. Optronics did not provide any subcontract labor to APACN in fiscal year 2007. These sales are eliminated as intercompany sales in the consolidated financial statements. Sales of UV monitors were $21,000 versus $39,000 in the prior year period, and sales of foundry services were $51,000 in 2007 versus $60,000 in 2006.

COST OF REVENUES AND GROSS PROFIT

APACN’s gross profit for the year ended in 2007 was $5,260,000 as compared to $4,195,000 in 2006. Gross profit percent for APACN for the year ended March 31, 2007 was 29% versus 27% in the prior year. The increase in margin percentage reflects on the results of APACN’s ongoing program to reduce the cost of its products through a combination of product re-design, process improvement and global sourcing of components and outside manufacturing. The Company expects to experience continued downward price pressure in fiscal year 2008, but believes through a combination of factors, including the growth of higher-margin product lines and its ongoing cost reduction program, that the gross margin percentage for APACN in fiscal 2008 will remain about the same as in fiscal 2007.

Optronic’s net cost of revenues for the year ended 2007 were $643,000 as compared to $755,000 in 2006. The decrease was mostly due to decreased personnel costs as a result of Aberdeen facility shut-down and, in part, due to personnel costs reduction in our GaN activities in Blaine .

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (“R&D”) expenses consist solely of the research and development expense at Optronics. There have been no research and development expenses at APACN. R&D expenses decreased by approximately $935,000, to $474,000 for the year ended March 31, 2007 as compared to $1,409,000 for the year ended March 31, 2006. This represents a decrease of 66% from 2006. The majority of the decrease is due mainly to the shut-down of the GaN epitaxial layer growth activities and the sale of the operations of the semiconductor machine located in a leased facility in White Bear Lake, Minnesota.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administration (“S, G & A”) expenses decreased approximately $88,000 or 1%, to $6,675,000 in 2007 from $6,763,000 in 2006.

S, G & A expenses at APACN were $4,984,000 for the year ending March 31, 2007 as compared to $4,248,000 in 2006, an increase of $736,000 or 17% mainly due to increased sales and marketing activities as well as engineering resources. As a percentage of revenue, we expect S, G & A expenses to be comparable in fiscal year 2008 to fiscal year 2007.

S, G & A expenses at Optronics decreased $828,000 to $1,691,000 for the year ending March 31, 2007, from $2,519,000 in the prior period The decrease is mainly due to: $508,000 decreased legal costs primarily associated with the defense of a law suit from Electronic Instrumentation and Technology, Inc., a Virginia corporation; $192,000 reduction in personnel costs in Blaine and Aberdeen; and $119,000 reduction in non-cash transaction related to the elimination of amortization expenses of certain warrants. We anticipate significant reductions in S, G & A expenses during fiscal year 2008 with the possible discontinuation of our operations.

GOODWILL IMPAIRMENT CHARGE

Goodwill impairments charges relate solely to APACN. In fiscal 2007 we posted a goodwill impairment charge of $852,000 to properly reflect the carrying value of the assets. The Company believes the impairment results from the less-than-expected performance of the assets acquired in the CSP and Americable acquisitions to date. We did not post an impairment charge in fiscal 2006 or fiscal 2005

GAIN ON DISPOSAL OF ASSETS (net)

Losses on disposal of assets at APACN were $1,000 in fiscal year ending March 31, 2007 as compared to gains of $4,000 in the prior year.

Gains on disposal of assets at Optronics were $435,000 in fiscal year ended March 31, 2007 as compared to $1,195,000 in fiscal year ended March 31, 2006. A gain of $345,000 was recognized on the sale of two patents in June 2006. In the prior year, a gain of approximately $1,163,000 was recognized on the sale of the MOCVD equipment and licensing of two patents.

OTHER INCOME AND EXPENSE

Interest expense at APACN increased $81,000 to $467,000 for the year ending March 31, 2007 versus $386,000 in the prior year period. The increased was due to a higher debt balance outstanding and increasing interest rates over the year. APACN had no other income in fiscal 2007 as compared to $122,000 in fiscal 2006. The difference is due mainly to significant contingent goodwill earn out of approximately $119,000, during fiscal year 2006, from Crescent Electric during the 3rd and final year of agreement acquired as a direct result of CSP acquisition.

Interest income at Optronics increased approximately $152,000 to $856,000 in fiscal 2007 from $704,000 in 2006. Interest expense decreased approximately $45,000 to $41,000 in fiscal 2007 from $86,000 in 2006 due the bonds held by the South Dakota Economic Development and Finance Authority being paid off in October 2006. Other income and expenses decreased approximately $9,000 to $21,000 from $30,000 in 2007.

NET LOSS

Consolidated net loss decreased $1,202,000 to $2,147,000, or $.18 cents per share in fiscal 2007, as compared to a net loss of $3,349,000, or $.28 cents per share, in fiscal 2006.

Net loss for APACN for the year ending 2007 was $804,000 versus $588,000 in fiscal 2006. The increased losses during the fiscal 2007 were mainly due to a goodwill impairment charge of $852,000 ($520,000, after tax) offset by increased revenues as a result of the expansion of its sales and marketing activities.

Net loss for Optronics for the year ending 2007 was $1,343,000, a decrease of $1,417,000, or 51%, from $2,760,000 in 2006. The decreased losses, despite a significant reduction in revenues, are primarily due to significant decrease in the cost of sales and operating expenses as well as increase in net interest income.

2006 Compared to 2005

REVENUES

Consolidated revenues for the fiscal year ended 2006 increased 13% to $15,956,000 from sales of $14,113,000 in 2005. Consolidated cost of sales decreased from 81% in 2005 to 78% in 2006 resulting in improved gross margin of $3,517,000 in 2006 as compared to $2,688,000 in 2005, an increase of 31%. Consolidated operating losses, however increased to $4,655,000 in 2006 compared to $3,795,000 in 2005. Consolidated net losses, however, decreased somewhat to $3,349,000 in 2006 or $.28 per diluted share compared to $3,420,000 or $.29 in 2005. The losses in fiscal 2006 were impacted by significantly increased legal expenses and non-operating activities related to the sale of Metal Organic Chemical Vapor Deposition (MOCVD) operations and a non-cash deferred tax liability related to goodwill on acquisitions. Increased legal expenses related to the defense of a lawsuit brought by EIT, a Virginia corporation, and a non-cash tax expense accrual related to goodwill were offset by a gain on the sale of Metal Organic Chemical Vapor Deposition (MOCVD) operations.

APACN’s revenues for the year ended 2006 were $15,879,000 versus $14,027,000 in the year ended 2005, an increase of 13%. The increase is primarily attributable to an increased acceptance of the Company’s products within the FTTH market resulting from increased sales and marketing activities during the fiscal year 2006. Sales to broadband service providers and commercial data networks, which include APACN custom fiber distribution systems, associated cable assemblies and optical components, were $10,648,000 or 67% of revenue. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $5,231,000, or 33% of revenue. This compares to 69% for broadband and commercial data networks and 31% for OEMs in the prior year. APACN’s revenue growth is dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry.

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

COST OF REVENUES AND GROSS PROFIT

APACN’s gross profit for the year ended in 2006 was $4,195,000 as compared to $3,821,000 in 2005. Gross profit percent for APACN for the year ended March 31, 2006 was 27% versus 28% in the prior year. The decrease in margin percentage reflects continued downward price pressure.

Optronic’s net cost of revenues for the year ended 2006 were $755,000 as compared to $1,218,000 in 2005. Personnel related expenses decreased approximately $250,000 due to staff reductions in our GaN product line and the termination of our Aberdeen manufacturing facility.

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

S, G & A expenses at Optronics increased $626,000 to $2,519,000 for the year ending March 31, 2006, from $1,893,000 in the prior period. The increase is mainly due to $443,000 increased legal costs primarily associated with the defense of a law suit from Electronic Instrumentation and Technology, Inc., a Virginia corporation.

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

OTHER INCOME AND EXPENSE

Interest expense at APACN increased $83,000 to $386,000 for the year ending March 31, 2006 versus $303,000 in the prior year period. Interest expense increased $83,000 due to a higher debt balance outstanding and increasing interest rates over the year. Other income at APACN increased approximately $114,000 to $122,000 in fiscal 2006 as compared to $8,000 in fiscal 2005. The difference is due mainly to significant contingent goodwill earn out of approximately $119,000, during fiscal year 2006, from Crescent Electric during the 3rd and final year of agreement acquired as a direct result of CSP acquisition.

Interest income at Optronics increased approximately $189,000 to $704,000 in fiscal 2006 from $515,000 in 2005. The increase is due to higher interest income earned on cash equivalents. Interest expenses decreased approximately $5,000 to $86,000 from $91,000 in 2005. Other income and expenses decreased approximately $12,000 due mainly to the expenses related to the EIT judgment.

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

Liquidity and Capital Resources

As of March 31, 2007, our principal source of liquidity was our cash, cash equivalents and short-term investments, which totaled $6,763,000 compared to $8,948,000 at March 31, 2006.

We used $1,357,000 to fund operating activities during fiscal 2007 compared to $3,276,000 in fiscal 2006, and $2,247,000 in fiscal 2005. In all three years the largest use of cash in operating activities was the funding of the net losses. The net loss for fiscal 2007 decreased to $2,147,000 from $3,349,000 in fiscal 2006. The primary factor contributing to the decreased loss from fiscal 2006 to 2007 was mainly due to decreased cost of sales and operating expenses which were a direct result of significant personnel reductions in the domestic Optronics operations. The net loss for fiscal 2006 decreased to $3,349,000 from $3,420,000 in fiscal 2005. The primary factor contributing to the decreased loss from fiscal 2005 to 2006 was the sale of the MOCVD equipment and licensing of two patents which was mostly negated by increased S, G&A costs.

In fiscal 2007 we netted approximately $45,000 in positive cash flow from investing activities. Investments in property and equipment of $582,000 including a new enterprise system at APACN and continued facility construction in India were offset in-part by $627,000 cash received from the sales of patents and excess equipment largely in our Optronics division. In fiscal 2006 we netted approximately $1,509,000 in positive cash flows from investing activities after accounting for the purchase of property and equipment of $428,000 and $1,937,000 proceeds from the sale of assets, including proceeds of $1,900,000 of MOCVD equipment and licensing of two patents. In fiscal 2005 we used $249,000 in investing activities, including $49,000 used to purchase assets through APA Optronics (India) Private Limited. We also invested $429,000 to purchase property and equipment, mainly for production equipment at Optronics.

In fiscal 2007 we used a net $873,000 in financing activities, primarily towards the payment of long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2006, we used $98,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota. In fiscal 2005, we used $235,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota.

Construction of our manufacturing facility in Aberdeen utilized certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. At March 31, 2006, the total principal outstanding under bonds issued by the State of South Dakota was $1,320,000. Interest on the bonds ranges from 5.8% to 6.75%, and the bonds are due in various installments between 2005 and 2016. These bonds require compliance with certain financial covenants. We were out of compliance with these covenants during all of fiscal 2005 and 2006. In August 2006, the Company paid $871,911 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, were used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company has made timely interest and principal payments, and the reason for the notice was not related to the payments. For further information regarding these bonds, see Note I of Notes to the Consolidated Financial Statements included under Item 8 of this Report. On April 14, 2004 the Company sold its optics manufacturing operations, as discussed in Note B to the Consolidated Financial Statements included under Item 8 of this Report, to PNE, Inc. dba IRD. The terms of the sale required the Company to prepay $89,000 of a loan with the Aberdeen Development Corporation (“ADC”) in South Dakota and to accelerate the loan payment schedule to maturity in fiscal 2011 from 2016. In June 2005, the Company sold a portion of the land in Aberdeen acquired from ADC back to ADC in consideration of cancellation of the remaining $120,000 due on the loan. Accordingly, the loan from ADC is fully satisfied. See Note C to the Consolidated Financial Statements included under Item 8 of this Report.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended March 31, 2007:

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006(1)
Statement of Operations Data

Net revenue	$3,571,598	$4,127,140	$4,446,087	$3,811,378
Gross profit	725,110	904,070	1,024,333	863,591
Net loss	(891,006)	(1,063,628)	(1,275,786)	(118,428)
Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.11)	$(0.01)

	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007(2)
Statement of Operations Data

Net revenue	$5,123,029	$4,924,161	$4,518,591	$3,994,397
Gross profit	1,329,987	1,359,577	1,224,613	898,558
Net loss	(112,018)	(400,433)	(429,368)	(1,205,491)
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.10)

(1)	During the fourth quarter of fiscal year 2006, the Company recorded a deferred income tax liability of $272,000 related to goodwill from acquisitions.

(2)	During the fourth quarter of fiscal year 2007, the Company recorded a goodwill impairment charge of $852,000 ($519,717 after tax).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
APA Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of APA Enterprises, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial state-ments are the responsibility of the Com-pany’s management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits.

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

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated financial position of APA Enterprises, Inc. and subsidiaries as of March 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2007, in con-formity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123 (R), Share-Based Payments effective April 1, 2006.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
June 22, 2007

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

March 31,

ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$6,763,369	$8,947,777
Accounts receivable	1,823,060	1,892,483
Inventories	1,490,290	1,836,843
Prepaid expenses	155,472	173,040
Bond reserve funds	-	126,385

Total current assets	10,232,191	12,976,528

PROPERTY, PLANT AND EQUIPMENT, net	2,210,891	2,623,412

OTHER ASSETS
Bond reserve funds	-	343,241
Goodwill	2,570,511	3,422,511
Assets held for sale	328,312	-
Other	380,653	227,879
	3,279,476	3,993,631

	$15,722,558	$19,593,571

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS  - Continued

March 31,

LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES
Current maturities of long-term debt	$69,528	$1,342,481
Accounts payable	952,549	1,353,828
Accrued compensation	887,981	815,046
Accrued expenses	100,668	211,840

Total current liabilities	2,010,726	3,723,195

LONG-TERM DEBT, net of current maturities	128,071	18,480
DEFERRED RENT	78,116	-
DEFERRED INCOME TAXES	29,161	272,454
Total liabilities	2,246,074	4,014,129

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at March 31, 2007 and 2006	118,723	118,723
Additional paid-in capital	52,018,729	51,968,366
Accumulated foreign currency translation	(8,164)	(2,153)
Accumulated deficit	(38,652,804)	(36,505,494)

Total shareholders equity	13,476,484	15,579,442

	$15,722,558	$19,593,571

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2007	2006	2005

Revenues	$18,560,178	$15,956,203	$14,112,605

Cost of revenues	13,747,443	12,439,099	11,424,295

Gross profit	4,812,735	3,517,104	2,688,310

Operating expenses
Research and development	473,528	1,408,778	1,103,972
Selling, general and administrative	6,675,227	6,763,068	5,379,483
Goodwill impairment charge	852,000	-	-
Gain on sale of assets (net)	(433,433)	(1,198,295)	(208,837)
	7,567,322	6,973,551	6,274,618

Loss from operations	(2,754,587)	(3,456,447)	(3,586,308)

Interest income	390,249	322,411	225,964
Interest expense	(41,941)	(90,819)	(105,254)
Other income(expense), net	21,476	151,578	49,698
	369,784	383,170	170,408

Loss before income taxes	(2,384,803)	(3,073,277)	(3,415,900)

Income taxes	(237,493)	275,571	4,138

Net loss	$(2,147,310)	$(3,348,848)	$(3,420,038)

Net loss per share
Basic and diluted	$(0.18)	$(0.28)	$(0.29)

Weighted average shares outstanding
Basic and diluted	11,872,331	11,872,331	11,872,331

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31, 2005, 2006, and 2007

	Undesignated shares	Preferred stock		Common stock		Additional paid-in	Foreign currency	Accumulated	Total shareholders’
		Shares	Amount	Shares	Amount	capital	translation	deficit	equity

Balance at March 31, 2004	-	-	$-	11,872,331	$118,723	$51,980,946	$-	$(29,736,608)	$22,363,061
Options issued as compensation	-	-	-	-	-	(21,244)	-	-	(21,244)
Foreign currency translation	-	-	-	-	-	-	382	-	382
Net loss	-	-	-	-	-	-	-	(3,420,038)	(3,420,038)
Comprehensive loss									(3,419,656)
Balance at March 31, 2005	-	-	-	11,872,331	118,723	51,959,702	382	(33,156,646)	18,922,161
Change in options issued as compensation	-	-	-	-	-	8,664		-	8,664
Foreign currency translation	-	-	-	-	-	-	(2,535)	-	(2,535)
Net loss	-	-	-	-	-	-	-	(3,348,848)	(3,348,848)
Comprehensive loss									(3,351,383)
Balance at March 31, 2006	-	-	-	11,872,331	118,723	51,968,366	(2,153)	(36,505,494)	15,579,442
Stock based compensation expense	-	-	-	-	-	50,363	-	-	50,363
Foreign currency translation	-	-	-	-	-	-	(6,011)	-	(6,011)
Net loss	-	-	-	-	-	-	-	(2,147,310)	(2,147,310)
Comprehensive loss									(2,153,321)
Balance at March 31, 2007	-	-	$-	11,872,331	$118,723	$52,018,729	$(8,164)	$(38,652,804)	$13,476,484

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,147,310)	$(3,348,848)	$(3,420,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	651,399	1,061,199	1,003,573
Deferred income taxes	(243,293)	272,454	-
Gain on sale of assets	(433,433)	(1,198,295)	(208,837)
Stock based compensation expense	50,363	8,664	(21,244)
Goodwill impairment charge	852,000	-	-
Foreign currency translation	(6,011)	(2,535)	382
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	69,423	(446,235)	341,293
Inventories	346,553	(566,190)	303,535
Prepaid expenses and other assets	(135,206)	136,111	(134,910)
Accounts payable and accrued expenses	(361,400)	807,697	(110,679)
Net cash used in operating activities	(1,356,915)	(3,275,978)	(2,246,925)
Cash flows from investing activities:
Purchases of property and equipment	(581,446)	(427,631)	(429,457)
Proceeds from sale of assets	626,807	1,936,756	229,000
Cash paid for business acquisitions	-	-	(48,772)
Net cash provided by (used in) investing activities	45,361	1,509,125	(249,229)
Cash flows from financing activities:
Payment of long-term debt	(872,854)	(97,875)	(232,923)
Bond reserve funds	-	(987)	(2,341)
Net cash used in financing activities	(872,854)	(98,862)	(235,264)
Decrease in cash and cash equivalents	(2,184,408)	(1,865,715)	(2,731,418)
Cash and cash equivalents at beginning of year	8,947,777	10,813,492	13,544,910
Cash and cash equivalents at end of year	$6,763,369	$8,947,777	$10,813,492
Supplemental cash flow information:
Cash paid during the year for:
Interest	$41,841	$90,816	$99,337
Income taxes	5,800	3,117	4,138
Noncash investing and financing transactions:
Debt incurred for purchase of equipment	$179,118	$-	$-
Bond reserve funds used to pay down debt	$469,626	$-	$-
Debt relieved in exchange for land	$-	$120,000	$-

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

APA Enterprises, Inc., formerly APA Optics, Inc., (the Company) is a manufacturer of a broad range of standard and custom connectivity products to customers throughout the United States with a concentration in Minnesota. These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Home (“FTTH”), large enterprise, and original equipment manufacturers (“OEMs”) markets. The Company also manufactures and markets a range of gallium nitride-based devices.

Principles of Consolidation

The consolidated financial statements include the accounts of APA Enterprises, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transac-tions have been eliminated in consolidation.

Foreign Currency Translation

The Company uses the United States dollar as its functional currency for its subsidiary in India. India’s financial statements were translated into U.S. Dollars at the year end exchange rate, while income and expenses are translated at the average exchange rates during the year. There was no significant foreign exchange translation gain or losses during fiscal years ended March 31, 2007, 2006 and 2005.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable. The Company records freight revenues billed to customer as revenue and the related cost in cost of revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at March 31, 2007 and 2006 consist entirely of short-term money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Cash of approximately $47,000 and $104,000 was on deposit in foreign financial institutions at March 31, 2007 and 2006. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for uncollectible accounts was $78,500 and $77,831 at March 31, 2007 and 2006.

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

Goodwill

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets and tests for impairment annually and under certain circumstances. The Company performs such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method.

The Company completed its annual impairment testing of goodwill in the fourth quarters of 2005, 2006, and 2007. This test indicated that goodwill recorded as of March 31, 2007 for APACN was impaired, principally due to weakness in operating results of this subsidiary. The Company recognized the related non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax) for the year ended March 31, 2007.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation
The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees, as described more fully in Note N. Effective April 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment, ” (SFAS 123(R)) which requires an entity to reflect an expense, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides that the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS 123(R) had applied the fair value method, to stock-based employee compensation for the following fiscal years:

	March 31,	March 31,
	2006	2005

Net loss to common shareholders - as reported	$(3,348,848)	$(3,420,038)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	108,472	129,914
Net loss - pro forma	$(3,457,320)	$(3,549,952)

Basic and diluted net loss per common share - as reported	$(.28)	$(.29)

Basic and diluted net loss per common share - pro forma	$(.29)	$(.30)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company recorded $50,363 of related compensation expense for the year ended March 31, 2007 as a result of the implementation of SFAS123(R). The Company recorded compensation expense of $8,664, and compensation income of $21,244 for the years ended March 31, 2006 and 2005 for performance options. Stock-based compensation expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The impact of this compensation expense on both basic and diluted loss per share was less than $0.01 for the year ended March 31, 2007. As of March 31, 2007, $86,658 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.0 years.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The total fair value of options vested during the years ended March 31, 2007, 2006, and 2005 was $64,545, $136,786, and $110,168. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

The Company estimates the fair value of stock option awards based on the following assumptions:

	March 31, 2007	March 31, 2006	March 31, 2005
Expected volatility	64%	75%	75%
Expected life (in years)	5 years	5 years	5 years
Expected dividends	0%	0%	0%
Risk-free interest rate	4.78%	3.90%	3.40%

The weighted average fair value of options granted during the years ended March 31, 2007, 2006 and 2005 was $0.75, $1.39, and $1.79. The Company’s approach to estimating expected volatility on its stock awards granted during the year considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants. Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company believes this approach results in a better estimate of expected volatility. The Company uses a forfeiture rate of 10%.

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

Common stock options and warrants to purchase 583,150, 633,780, and 683,361 shares of com-mon stock with a weighted average exercise price of $2.56, $2.96 and $4.99 were out-standing during the years ended March 31, 2007, 2006 and 2005, but were excluded from the calculation of net loss per share because they were antidilutive. Had we not incurred net losses during the fiscal years ended March 31, 2007, 2006 and 2005, we would not have assumed any conversion of stock options in fiscal 2007, 2006 and 2005.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets if events or circumstances indicate impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the three year period ended March 31, 2007.

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

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform with the presentation used in 2007. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the company on April 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The initial application of SAB 108 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our financial statements.

NOTE B - SALE OF OPTICS MANUFACTURING OPERATIONS

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

NOTE C - SALE OF LAND

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

NOTE D - CLOSING OF THE ABERDEEN FACILITY

The Company ceased all of its operations in its Aberdeen facility during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company owned facility, located approximately on a 10-acre parcel, is designated for lease or sale after sub-division of the land in approximately two 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of March 31, 2007. These idle assets have an approximate net book value of $1,054,000 as of March 31, 2007. The company plans to retain the 5-acre vacant land for potential future use. The facility was built using proceeds from bonds issued by the South Dakota Economic Development and Finance Authority. In August 2006, the Company paid $871,911 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, were used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company made timely interest and principal payments, and the reason for the notice was not related to the payments.

NOTE E - SALE OF METAL ORGANIC CHEMICAL VAPOR DEPOSITION (MOCVD) OPERATIONS

In March, 2006 the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use. The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year. The Company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006. The Company does not track discrete financial information, therefore this operation was not presented as a discontinued operation.

NOTE F - INVENTORIES

Inventories consist of the following at March 31:

	2007	2006

Raw materials	$1,146,161	$1,588,816
Work-in-process	33,783	48,474
Finished goods	310,346	199,553

	$1,490,290	$1,836,843

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31:

	2007	2006

Land	$116,195	$116,195
Buildings	1,924,407	1,809,881
Manufacturing equipment	1,006,856	4,802,514
Office equipment	1,138,897	863,131
Vehicles	10,934	10,648
Leasehold improvements	1,139,392	1,135,728
	5,336,681	8,738,097
Less accumulated depreciation and amortization	3,125,790	6,114,685

	$2,210,891	$2,623,412

NOTE H - ASSETS HELD FOR SALE

As of March 31, 2007, the Company had $328,312 in equipment listed as held for sale on its Optronics division, which are stated at the lower of depreciated cost or fair market value less cost to sell. This is equipment was related to dormant and discontinued activities such as Power Amplifier and Fiber Optic product lines. The Company expects to dispose of these assets within the next twelve months and does not expect any material loss on these dispositions.

NOTE I - LONG-TERM DEBT

The following is a summary of the outstanding debt at March 31:

	2007	2006
South Dakota Governor’s Office of Economic Development and the Aberdeen Development Corporation Bond, 5.8% to 6.75%,paid in full during fiscal 2007	$-	$1,320,000

Low interest economic development loans, 0%, due in various installments through fiscal 2011	-	-

Other	197,599	40,961
	197,599	1,360,961
Less current maturities	69,528	1,342,481

	$128,071	$18,480

The Company had no deposits with trustees in reserve funds for bond maturities as of March 31, 2007. At March 31, 2006, the Company had on deposit with trustees $469,626 in reserve funds for bond maturities, of which $126,385 were for current bond maturities. These funds are included in bond reserve funds in the accompanying balance sheets.

The South Dakota loan agreement requires the Company to maintain compliance with certain cove-nants. The Company was out of compliance with certain of these covenants in fiscal 2006 and the debt was classified as current due to the Company’s covenant violation.

All of the above debt was secured by land, buildings, and certain equipment of the Company in fiscal 2006. In fiscal 2007, certain equipment of the Company secures the other debt outstanding.

Scheduled maturities of the Company’s long-term debt are as follows:

Years ending March 31,
2008	$69,528
2009	63,273
2010	64,798
$197,599

NOTE J - EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employ-ees. The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan. The Company’s contributions under this plan were $127,000, $114,000, and $97,000 for the years ended March 31, 2007, 2006 and 2005.

NOTE K - INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws. Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability. Accordingly, the Company has recorded a full valuation allowance at March 31, 2007 and 2006.

Significant components of deferred income tax assets and liabilities are as follows at March 31:

	2007	2006
Current deferred income tax assets:
Inventories	$196,966	$160,129
Accrued expenses	199,945	194,841
	396,911	354,970
Long-term deferred income tax assets:
Intangibles	32,513	12,766
Net operating loss carryforwards	13,502,995	13,173,801
	13,535,508	13,186,567
Total deferred income tax assets	13,932,419	13,541,537

Long-term deferred income tax liabilities:
Property and equipment depreciation	36,067	151,104
Goodwill	29,161	272,454
	65,228	423,558

Total net deferred income taxes	13,867,191	13,117,979
Valuation allowance	(13,896,352)	(13,390,433)
Total	$(29,161)	$(272,454)

As of March 31, 2007, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $34,626,000 which expire in fiscal years 2008 to 2027. To date the Company has not completed a Section 382 analysis. If certain ownership changes occurred under Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

NOTE K - INCOME TAXES - Continued

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate for March 31:

	Percent of Pre-tax Income
	2007	2006	2005
Federal statutory rate	(34%)	(34%)	(34%)
State income taxes	(5%)	(5%)	(5%)
Permanent differences	9%	7%	1%
Other	(1%)	1%	0%
Change in valuation allowance	21%	40%	38%
Tax rate	(10%)	9%	0%

Components of the income tax expense (benefit) are as follows for the years ended March 31:

	2007	2006	2005
Current:
Federal	$-	$-	$-
State	5,800	3,117	4,138

Deferred:
Federal	228,973	1,301,731	869,866
State	33,673	193,949	127,921

Valuation allowance	(505,939)	(1,223,226)	(997,787)
Income tax expense (benefit)	$(237,493)	$275,571	$4,138

During fiscal year 2007, the Company recorded a $243,000 deferred income tax benefit related to the impairment of goodwill. During the fourth quarter of fiscal year 2006, the Company recorded a $272,000 deferred income tax liability for the book and income tax basis difference in goodwill. Income tax expense consists primarily of state taxes in 2005.

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

NOTE N - STOCK OPTIONS AND WARRANTS

Stock Options

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a five-year period. The maximum contractual term is normally six years. The company issues new shares upon exercise of a stock option. The plans had 716,850 shares of common stock available for issue at March 31, 2007.

Option transactions under these plans during the three years ended March 31, 2007 are summa-rized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at March 31, 2004	385,115	$3.74
Granted	72,000	1.79	$1.13
Canceled	(220,485)	3.60
Outstanding at March 31, 2005	236,630	3.28
Granted	65,000	1.39	0.88
Canceled	(25,160)	3.75
Outstanding at March 31, 2006	276,470	2.80
Granted	40,000	1.31	$0.77
Cancelled	(83,320)	4.60
Outstanding at March 31, 2007	233,150	$1.90

The number of shares exercisable at March 31, 2007, 2006 and 2005 was 99,950, 113,510, and 72,255, respectively, at a weighted average exercise price of $2.30, $3.83, and $4.47 per share, respectively.

NOTE N - STOCK OPTIONS AND WARRANTS - Continued

The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2007:

Options outstanding

Range of exercise prices	Number outstanding	Weighted average Remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	15,000	5.42 years	$1.28	$19,200
1.30-2.91	213,150	3.58 years	1.82	387,016
5.53-8.90	5,000	0.08 years	7.22	36,100
	233,150	3.62 years	$1.90	$442,316

Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	-	-	$-	$-
1.30-2.91	94,950	2.91 years	2.04	193,575
5.53-8.90	5,000	0.08 years	7.22	36,100
	99,950	2.77 years	$2.30	$229,675

Stock Warrants

The following is a table of the warrants to purchase shares of the Company’s common stock:

	Warrants outstanding	Exercise price per share	Expiration date

Balance at March 31, 2004	590,822	$3.00 - 17.84	2005 - 2008
Issued	-	-	-
Expired	(144,091)	14.72	2005
Balance at March 31, 2005	446,731	3.00 -17.84	2005 - 2008
Issued	-	-	-
Expired	(89,421)	6.00-17.84	2006
Balance at March 31, 2006	357,310	3.00 - 7.00	2007 - 2008
Issued	-	-	-
Expired	(7,310)	7.00	2007
Balance at March 31, 2007	350,000	3.00	2008

All warrants are exercisable upon date of grant.

NOTE O - COMMITMENTS

The Company leases office and manufacturing facilities from a partnership consisting of two partners. One of the partners is a major shareholder, officer and director of the Company and the other partner is a significant share holder The Company has determined the partnership is not required to be consolidated with APA’s financial statements. The lease agreement, classified as an operating lease, expires November 30, 2009 and provides for periodic increases of the rental rate based on increases in the consumer price index. Rental expense was $459,000, $585,000 and $478,000 for the years ended March 31, 2007, 2006 and 2005, of which $166,000, $160,000 and $155,000 was paid to the partnership, respectively.

The following is a schedule of approximate minimum payments required under the capital and operating leases:

Year ending March 31	Operating leases

2008	$349,583
2009	350,820
2010	315,531
2011	235,590
2012	240,654
Thereafter	439,275

Total minimum lease payments	$1,931,453

In February, 2007 the Company’s subsidiary APACN began implementing a new enterprise system and entered into a contract to pay approximately $266,000 over a 3 year period for software related to part number configuration and production scheduling.

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

Customers

Two customers comprised approximately 23% of total sales for the year ended March 31, 2007, 11% and 12% respectively. The sales for these customers related to the APACN segment. No single customer accounted for more than 10% of the Company’s sales for the years ended March 31, 2006 and 2005.

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

	Optronics	Cables & Networks	Eliminations	Consolidated
Year ended March 31, 2007
External revenues	$196	$18,364	$-	$18,560
Gross profit (loss)	(447)	5,260	-	4,813
Operating loss	(2,177)	(578)	-	(2,755)
Depreciation and amortization	415	236	-	651
Capital expenditures	326	435	-	761
Assets	16,399	7,107	(7,783)	15,723

Year ended March 31, 2006
External revenues	$400	$15,879	$(323)	$15,956
Gross profit (loss)	(674)	4,195	(4)	3,517
Operating loss	(3,407)	(49)	-	(3,456)
Depreciation and amortization	798	263	-	1,061
Capital expenditures	289	138	-	427
Assets	19,333	7,879	(7,618)	19,594

Year ended March 31, 2005
External revenues	$490	$14,027	$(404)	$14,113
Gross profit (loss)	(1,133)	3,821	-	2,688
Operating profit (loss)	(3,920)	334	-	(3,586)
Depreciation and amortization	774	230	-	1,004
Capital expenditures	397	79	-	476
Assets	22,253	7,188	(7,367)	22,074

NOTE R - SUBSEQUENT EVENT

In May 2007 the Company sold approximately 1.38 acres of its land in Blaine, Minnesota for $325,000, realizing a gain on the sale of $265,000. The land was a separate vacant lot directly west of the Company’s facility. The land had originally been purchased for potential expansion

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer (the same person) has evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, and based on such evaluation has concluded that they are effective.

During the fiscal quarter ended March 31, 2007, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There were no events during the quarter ended March 31, 2007 required to be disclosed on Form 8-K which were not so disclosed.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

Information regarding directors and the information required by Items 11, and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by Item 12 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in August 2007.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of March 31, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	233,150	$1.90	716,850
Equity compensation plans not approved by security holders	350,000	$3.00	Not applicable*
Total	583,150	$2.56	716,850
* These securities are comprised solely of warrants that were not issued pursuant to any formal plan with an authorized number of securities available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in August 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1)   The following financial statements are filed herewith under Item 8.

(i)	Report of Independent Registered Public Accounting Firm for the years ended March 31, 2007, 2006 and 2005

(ii)	Consolidated Balance Sheets as of March 31, 2007 and 2006

(iii)	Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005

(iv)	Consolidated Statement of Shareholders’ Equity for the years ended March 31, 2007, 2006 and 2005

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

(vi)	Notes to the Consolidated Financial Statements for the years ended March 31, 2007, 2006 and 2005

(2)	Financial Statement Schedules: See Schedule II on page following signatures.

(b)	Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA Enterprises, Inc.

Date: June 22, 2007	By	/s/ Anil K. Jain
Anil K. Jain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anil K. Jain	President, Chief Executive Officer, Chief	June 22 , 2007
Anil K. Jain	Financial Officer and Director (principal executive officer and principal financial officer)

/s/ Chris M. Goettl	Principal accounting officer	June 22 , 2007
Chris M. Goettl

/s/ John G. Reddan	Director	June 22 , 2007
John G. Reddan

/s/ Ronald G. Roth	Director	June 22, 2007
Ronald G. Roth

/s/ Stephen L. Zuckerman MD	Director	June 22, 2007
Stephen L. Zuckerman

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to: Cost and Expenses	Charged to: Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts
March 31, 2007	$77,831	$-	$5,550(1)	$4,881(2)	$78,500
March 31, 2006	57,107	18,000	6,121(1)	3,397(2)	77,831
March 31, 2005	49,038	33,000	10,692(1)	35,623(2)	57,107

(1) Represents recovery of bad debt and other adjustments
(2) Represents writeoffs of bad debt

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Shareholders

APA Enterprises, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of APA Enterprises, Inc. and subsidiaries referred to in our report dated June 22, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying Schedule II is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 22, 2007

EXHIBIT INDEX

Number	Description	Page Number or Incorporated by Reference to
2.1	Asset Purchase Agreement between APACN and CSP, Inc.	Exhibit 2.1 to Form 8-K filed March 31, 2003

2.1	Asset Purchase Agreement between APACN and Americable, Inc.	Exhibit 2.1 to Form 8-K filed July 2, 2003

2.2	Agreement Not to Compete with Peter Lee as part of CSP asset purchase	Exhibit 2.2 to Form 8-K filed March 31, 2003

2.3	Asset Purchase Agreement between APA Enterprises, Inc. and Software Moguls India Private Limited and S M Infoexpert Private Limited	Exhibit 2.3 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

3.1	Restated Articles of Incorporation, as amended to date	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000

3.1 (a)	Restated Articles of Incorporation, as amended to date thru August 25, 2004	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004

3.2	Bylaws, as amended and restated to date	Exhibit 3.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1999

4.1(a)	State of South Dakota Board of Economic Development $300,000 Promissory Note, REDI Loan: 95-13-A	Exhibit 4.1(a) to the Report on 10-QSB for the quarter ended June 30, 1996 (the “June 1996 10-QSB”)

4.1(b)	State of South Dakota Board of Economic Development Security Agreement REDI Loan No: 95-13-A dated May 28, 1996	Exhibit 4.1(b) to the June 1996 10-QSB

4.2(a)	$700,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(a) to the June 1996 10-QSB

4.2(b)	$300,000 Loan Agreement dated June 24, 1996 between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(b) to the June 1996 10-QSB

4.2(c)	$250,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(c) to the June 1996 10-QSB

Number	Description	Page Number or Incorporated by Reference to
4.2(d)	$300,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(d) to the June 1996 10-QSB

4.2(e)	Amended Loan Agreement with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(e) to Registrants Report on Form 10-K for fiscal year ended March 31, 2004

4.2(f)	Purchase Agreement for land with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(f) to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

4.3(a)	Loan Agreement between South Dakota Economic Development Finance and APA Enterprises, Inc.	Exhibit 4.3(a) to the June 1996 10-QSB

4.3(b)	Mortgage and Security Agreement - One Hundred Day Redemption from APA Enterprises, Inc. to South Dakota Economic Development Finance Authority dated as of June 24, 1996	Exhibit 4.3(b) to the June 1996 10-QSB

4.4(a)	Subscription and Investment Representation Agreement of NE Venture, Inc.	Exhibit 4.4(a) to the June 1996 10-QSB

4.4(b)	Form of Common Stock Purchase Warrant for NE Venture, Inc.	Exhibit 4.4(b) to the June 1996 10-QSB

4.5(a)	Certificate of Designation for 2% Series A Convertible Preferred Stock	Exhibit 4.5(a) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.5(b)	Form of common stock warrant issued in connection with 2% Series A Convertible Preferred Stock	Exhibit 4.5(b) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.6	Common Stock Purchase Warrant issued to Ladenburg Thalmann & Co. Inc. to purchase 84,083 shares	Exhibit 4.6 to Registrant’s Report on Form 10-K for fiscal year ended March 31, 2000 (“2000 10-K”)

4.7	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000

4.8	Common Stock Warrant Purchase Agreement with Peter Lee as part of CSP asset purchase	Exhibit 4.8 to Form 8-K filed March 31, 2003

10.1(a)	Sublease Agreement between the Registrant and Jain-Olsen Properties and Sublease Agreement and Option Agreement between the Registrant and Jain-Olsen Properties	Exhibit 10.1 to the Registration Statement on Form S-18 filed with the Chicago Regional Office of the Securities and Exchange Commission on June 26, 1986

Number	Description	Page Number or Incorporated by Reference to
10.1(b)	Amendment and Extension of Sublease Agreement dated August 31, 1999	Exhibit 10.1(b) to 2000 10-K

10.1(c)	Lease Agreement between Registrant and Jain-Olsen Properties	Exhibit 10.1(c) to Registrant’s Form 10Q-SB for quarter ended September 30, 2004

*10.2(a)	Stock Option Plan for Nonemployee Directors	Exhibit 10.3a to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1994 (the “1994 10-KSB”)

*10.2(b)	Form of option agreement issued under the Nonemployee Directors Plan	Exhibit 10.3b to 1994 10-KSB

*10.3	1997 Stock Compensation Plan	Exhibit 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1997

*10.4	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1990

*10.5	Form of Agreement regarding Repurchase of Stock upon Change in Control Event with Anil K. Jain and Kenneth A. Olsen	Exhibit 10.1 to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1997 (“September 1997 10-QSB”)

*10.6	Form of Agreement regarding Employment/Compensation upon Change in Control with Messrs. Jain and Olsen	Exhibit 10.2 to the September 1997 10-QSB

*10.7	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Report on From 10-K for the fiscal year ended March 31, 2002.

10.8	Sublease agreement between Newport and APACN	Exhibit 10.8 to Registrant’s Report of Form 10-QSB for the quarter ended June 30, 2003

10.9	Sublease agreement between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 to Registrant’s Report of Form 10-K for the fiscal year ended March 31, 2004

10.9(b)	Amendment to sublease between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 (b) to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2004

*10.10	Ken Olsen Separation Agreement	Exhibit 10.10 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

*10.11	Stock option agreement with Cheri Podzimek, President of APACN	Exhibit 10.11 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

Number	Description	Page Number or Incorporated by Reference to
10.12	Agreements on sale of MOCVD Assets	Exhibit 10.12 to Registrant’s Report on for 8-K filed March 10, 2006

10.13	Patent and Technology and Revenue Sharing License Agreement	Exhibit 10.13 to Registrant’s Report on for 8-K filed March 10, 2006

10.14	Lease agreement between Bass Lake Realty, LLC and APACN	Exhibit 10.14 to Registrant's Report of Form 10-K for fiscal year ended March 31, 2006

*10.15	2007 Stock Compensation Plan	Exhibit 10.15 to Registrant’s Registration Statement on Form S-8 POS filed on August 24, 2007

14	Code of Ethics	Exhibit 14 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

21	List of Subsidiaries	**

23.1	Consent of Grant Thornton LLP	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.

** Filed with this Report.