Form 10QSB
period 2007-06-30
APA Enterprises, Inc.
filed 2007-08-14
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	August 7, 2007
Common stock, par value $.01	11,872,331

APA ENTERPRISES, INC.
 FORM 10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$6,509,106	$6,716,176
Accounts receivable	2,119,767	1,697,811
Inventories	1,619,934	1,312,681
Prepaid expenses and other	136,373	138,199
Current assets - discontinued operations	29,886	367,325
Total current assets	10,415,066	10,232,192

Property, plant and equipment, net	1,668,160	1,656,011
Property, plant and equipment, net - discontinued operations	-	554,879

Goodwill	2,570,511	2,570,511
Other	281,589	307,122
Note receivable	480,880	-
Long term assets - discontinued operations	100,000	401,843
	3,432,980	3,279,476
Total assets	$15,516,206	$15,722,558

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$70,715	$69,528
Accounts payable	1,515,770	916,509
Accrued compensation	812,279	815,626
Accrued expenses	59,901	93,251
Current liabilities of discontinued operations	281,640	115,812
Total current liabilities	2,740,305	2,010,726

Long-term debt, net of current maturities	109,939	128,071
Other long term liabilities	333,836	107,277
Long-term liabilities of discontinued operations	247,894	-
Total liabilities	3,431,974	2,246,074

Shareholders’ equity:
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 authorized shares; no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at March 31, 2007 and June 30, 2007	118,723	118,723
Additional paid-in capital	52,028,252	52,018,729
Accumulated foreign currency translation	-	(8,164)
Accumulated deficit	(40,062,743)	(38,652,804)
Total shareholders’ equity	12,084,232	13,476,484
Total liabilities and shareholders’ equity	$15,516,206	$15,722,558

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006

Revenues	$4,907,046	$5,072,186

Cost of revenues	3,456,901	3,639,724

Gross profit	1,450,145	1,432,462

Operating expenses
Selling, general and administrative	1,977,583	1,486,251
Loss on disposal of assets	-	3,291
	1,977,583	1,489,542

Loss from operations	(527,438)	(57,080)

Interest income	86,588	103,144
Interest expense	(3,718)	(20,614)
Other income (expense), net	-	16,227
	82,870	98,757

(Loss) income from continuing operations before income taxes	(444,568)	41,677

Income tax expense	24,370	18,980

Net (loss) income from continuing operations	(468,938)	22,697

Loss from discontinued operations	(941,001)	(134,715)

Net loss	$(1,409,939)	$(112,018)

Net income (loss) per share basic and diluted:
Continuing operations	$(0.04)	$0.00
Discontinued operations	(0.08)	(0.01)
Net loss	$(0.12)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APA ENTERPRISES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash Flow from operating activities
Net loss	$(1,409,939)	$(112,018)
Non-cash charges related to discontinued operations	660,314	(341,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,603	154,416
Deferred taxes	24,270	16,180
Stock based compensation	9,523	19,625
Severance accrual	397,481	-
Changes in operating assets and liabilities:		-
Accounts receivable, net	(397,038)	(212,321)
Inventories	(290,562)	(236,963)
Prepaid expenses and other	59,446	24,655
Accounts payable and accrued expenses	319,735	(258,627)
Net cash used in operating activities	(503,167)	(946,762)

Cash flow from investing activities
Purchases of property and equipment	(144,608)	(192,870)
Proceeds from sale of assets	389,131	358,765
Net cash provided by investing activities	244,523	165,895

Cash flow from financing activities
Repayment of long-term debt	(16,945)	(3,864)
Net cash used in financing activities	(16,945)	(3,864)

Foreign currency translation	21,326	(19,100)

Decrease in cash and cash equivalents	(254,263)	(803,831)

Cash and cash equivalents at beginning of period	6,763,369	8,947,777

Cash and cash equivalents at end of period	$6,509,106	$8,143,946

Noncash investing and financing:
Withdrawal of bond reserve funds, net	$-	$85,623
Note receivable for Sale of India operations	$504,499	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and with the instructions of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2007.

In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  Actual results could differ from the estimates used by management.

The consolidated financial statements represent all companies of which APA Enterprises, Inc. directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of APA Enterprises, Inc.

Note 2.  Net Loss Per Share

Basic income and diluted (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common equivalent shares outstanding during each period.

Common stock options and warrants to purchase 578,490 and 613,980 shares of common stock with a weighted average exercise price of $2.51 and $2.85 were outstanding at June 30, 2007 and 2006, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3.  Discontinued Operations

The Optronics business segment (GaN products) continued to experience lower than expected demand for its products and services during the preceding twelve months and continued to record operating losses.  This caused management to critically evaluate the long term viability of the business and after careful deliberation elected to cease operations and discontinue the business.  Regarding operations in India, with the discontinuation of GaN products and the logistics and time constraints for APACN’s’ fiber patch cords, the benefit has been less than expected.  As a result India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the subsidiary.  In addition, the Company elected to close its Blaine facility because it was primarily dedicated to the Optronics segment.

Sale of India Operations

On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former chief executive officer of the Company, Dr. Anil K. Jain.  The purchase price of  $504,499 was paid by delivery of a five year promissory note.  The note is secured by a pledge of Company stock by Dr. Jain, a pledge by Dr. Jain of payments under his Separation Agreement with the Company, and a personal guaranty by Dr. Jain. The purchase price was determined by the independent directors to be fair and reasonable to the Company.  The current portion of the note receivable is presented within “prepaid expenses and other” and the long term portion is reflected as note receivable on the balance sheet.  The Company recorded a loss of approximately $127,000 on the sale that is presented in discontinued operations in the condensed consolidated statements of operations.

Discontinuance of Optronics Segment

The Company ceased all remaining operations related to the Optronics segment in June of 2007.  Substantially all employees related to the Optronics segment were terminated prior to June 30, 2007.  The Company recorded expense of $78,109 for one time termination benefits.  The decision to close its facility in Blaine, Minnesota, that was fully dedicated to the Optronics segment, occurred in June of 2007.  The Company recorded a charge of $418,044 for remaining contract obligations costs through November of 2009 as the facility will not provide any economic benefit to the Company in the future. A portion of the contract obligation, $170,150, is reflected as a current liability of discontinued operations, the balance $247,894 is included in long term liabilities of discontinued operations. The Company recorded asset impairment charges of $367,928 related to the write-off of inventory and write-down of fixed assets to their realizable value.  The assets remaining that will not be retained will be sold or disposed of.  In addition to the costs already recognized, the Company anticipates further closing costs in the next quarter of approximately $60,000 for exiting the Blaine building, liquidating assets and closing Optronics.

Discontinued Operations

Operating results related to the discontinuance of the Optronics segment and APA India for the three months ended June 30, 2007 and 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below:

	Three Months Ended
	June 30,
	2007	2006
Net sales	$33,336	$50,843
Cost of goods sold	229,548	153,318
Gross profit	(196,212)	(102,475)
Operating expenses	744,789	32,240
Loss from discontinued operations	$(941,001)	$(134,715)

Note 4.  Severance Agreement

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company has recorded a severance charge of $397,481 in the statement of operations and the short term portion of the liability is include in accrued compensation and the long term portion of the liability is included in other long term liabilities.  This severance provision applies notwithstanding the absence of a "change of control”.

Note 5.  Stock Based Compensation

Commencing April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

The Company recorded $9,523 and $19,625 of related compensation expense for the three month periods ended June 30, 2007 and 2006, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2007, $75,749 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.89 years.

Note 6.  Inventories
Inventories consist of the following as of:

	June 30, 2007	March 31, 2007
Raw Materials	$1,462,410	$1,072,081
Work-in-progress	61,839	23,525
Finished Goods	95,685	217,075
	$1,619,934	$1,312,681

Note 7.  Major Customer Concentration

One customer comprised approximately 11% of total sales for the three months ended June 30, 2007.  One customer comprised 13% of total sales for the first quarter ended June 30, 2006 and 13% of accounts receivable as of June 30, 2006.

Note 8.  Income Taxes – Adoption of Financial Interpretation (“FIN”) No. 48

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes– an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation was effective for the Company at the beginning of fiscal 2008.

The Company adopted the provisions of FASB FIN No. 48, on April 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN No. 48, which clarifies SFAS No. 109,  the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN No. 48, the Company recognized no liability for unrecognized tax benefits.  There have been no material changes to this liability since March 31, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities for all prior years.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  The Company has no accrual related to the payment of interest and penalties at April 1, 2007, due to no outstanding tax issues.  There has been no subsequent change to accrued interest and penalties since the end of fiscal 2007.

Note 9.  Recently Issued Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

Note 10.  Subsequent Event

The Company ceased all of its operations in its Aberdeen facility during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations.  The Company owned facility, located approximately on a 10-acre parcel, has been designated for lease or sale since this date. In August 2007, the Company entered into a lease for approximately fifty percent of its Aberdeen, South Dakota building.  The lease is for a period of three years with multiple five year renewal options.  The lease also offers an option for the lessee to purchase the building at a price of $1,925,000, within the first thirty-six months of the lease.  Should the lessee exercise this right, a portion of the rent paid to date may be applied against the purchase price.   These amounts will be deferred until such time as the option expires or is exercised.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

APA Enterprises, Inc., currently has one wholly-owned subsidiary named APA Cables & Networks, Inc. (“APACN”). Since the discontinuation of the Optronics business, the operations of APA Enterprises, Inc. consist solely of the operations of APACN.

APACN focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”).  To date, APACN has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception four years ago.  We continue to see positive trends in the business segments we serve and believe our solid reputation of quality service and competitive product line which will permit us achieve our growth plans.

Management periodically conducts a critical review of its business operations.  During the review of the Optronics business segment it became clear that the scale of the business was not capable of generating a positive income or cash flow. Therefore management took the necessary steps to eliminate any further losses and recommended to the Board of Directors (“BOD”) to discontinue operations.  The BOD accepted the recommendations and we have moved forward to recognize the costs of closing the Optronics business and the related costs of closing the Blaine facility.

Regarding India, with the discontinuation of GaN products and the logistics and time constraints for APACN’s’ fiber patch cords, the benefit has been less than expected.  As a result India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the subsidiary. On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former chief executive officer of the Company, Dr. Anil K. Jain.

Dr. Anil K. Jain resigned as Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company. His resignation triggered an employment agreement that requires payment of his current salary ($190,000 per year) for 24 months after the date of termination of his employment. As a result, the Company has recorded a severance charge of $397,481 in the statement of operations and the short term portion of the liability is included in accrued compensation and the long term portion of the liability is included in other long term liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

The sale of the India operations along with the discontinuation of Optronics leaves APA Cables & Networks as the single business segment of APA Enterprises, Inc.

APACN had consolidated revenues of $ 4,907,046 for the three months ended June 30, 2007 compared to revenues of $5,072,186 for the same quarter in 2006.

GROSS PROFIT AND COST OF SALES

APACN’s gross profit increased $17,683, or 1% to $1,450,145 compared to $1,432,462 for the same quarter in 2006.  Gross profit as a percent of revenue was 30% in the current quarter as compared to 28% in the same quarter of 2006.  The increase in margin percentage reflects on the results of APACN’s ongoing program to reduce the cost of its products through a combination of product re-design, process improvement and global sourcing of components and outside manufacturing.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses during the three months ended June 30, 2007 increased 33% or $491,332, to $1,977,583 from $1,486,251 in the same quarter of 2006. Consolidated  S, G, & A for 2007 consists of $1,363,181 for APACN, and $614,402 for corporate expenses which includes the one time charge to recognize Dr. Jain’s severance payment of $397,481. This compares to $1,258,601 for APACN and $227,650 for corporate expenses the same quarter in 2006. APACN’s S, G, & A expenses have increased 8% from the same quarter in the prior year mainly due to increased sales and marketing activities as well as engineering resources

(LOSS) INCOME FROM OPERATIONS

Consolidated losses from operations increased $470,358 during the three months ended June 30, 2007, to $527,438 from $57,080 in the same period in 2006.   The increase in costs is attributable primarily to the one time cost of the severance for Dr. Jain totaling $397,481.

OTHER INCOME AND EXPENSE

Consolidated other income decreased slightly by $15,895 to $82,870 in the three months ended June 30, 2007 from $98,765 in 2006.

NET LOSS FROM CONTINUING OPERATIONS

Consolidated net loss for the quarter increased $491,635, to $468,938, or $0.04 per share, from income of $22,697, or $0.00 per share in the year ago period.

LOSS FROM DISCONTINUED OPERATIONS

Losses from discontinued operations of $941,001 were recorded in the period ended June 30, 2007. For the same period in 2006 losses from discontinued operations were $134,715. The costs for 2007 include the following:

•	Blaine land was sold for $325,000 at a gain of $265,000

•	APA India was sold at a loss of $126,566

•	APA India incurred an operating loss of $64,780.

•
Closure of Optronics forced us to recognize as a current expense all future lease payments on the Blaine facility $418,044. In addition other Optronics cost related to discontinuation were the write off of all remaining inventory at $109,871 the write down of fixed assets of $258,056, severance costs of $78,109 and general operating expenses of $150,575.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $6,509,109 at June 30, 2007, a decrease of $254,263, compared to $6,763,369 as of March 31, 2007, included $6,716,176 of cash from continuing operations and $47,193 of cash from discontinued operations. The reasons for this are decreases are described below under the caption “Operating Activities”. We believe we have sufficient funds for operations for at least the next twelve months.

Operating Activities

Net cash used by operating activities from both continuing operations and discontinued operations for the three month period ended June 30, 2007 was $503,167. This cash outflow was primarily due to $1,409,939 of losses from continuing and discontinued operations, reduced depreciation, an increase in accounts receivable of $397,038 and an increase in inventory of $290,562 and a reduction of accounts payable and accrued expenses of $319,735.

Net cash used by operating activities from both continuing operations and discontinued operations for the three month period ended June 30, 2006 was $946,762. This use of cash was due primarily to a loss of $112,018 from net loss, increases in accounts receivable of $212,321, increases in inventory of $236,963 and accounts payable reductions of $258,627.  Also reflected is the gain on the sale of assets of $341,709.

Investing Activities

We realized an increase from investing activities due largely to the sale of land in Blaine for approximately $325,000, reflected in the proceeds from sale of assets. The Company spent $144,608 for manufacturing equipment and information technology equipment, contact resource management and enterprise resource planning software and implementation services for the three month period ended June 30, 2007.

We realized proceeds on the sale of assets in the amount of $358,765 for the period ended June 30, 2006. The proceeds on the sale of assets were primarily from the sale of land in the amount of $325,000.  The Company spent $192,870 capital expenditures for manufacturing equipment for the three month period ended June 30, 2006.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2007 totaled $16,945.

We used $3,864 for reduction of debt for the three month period ended June 30, 2006.

Noncash investing and financing

The Company received a note receivable in the amount of $504,499 for the sale of the stock in APA India.

Our contractual obligations and commitments are summarized in the table below (in 000’s) as of June 30, 2007:

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$201	$82	$118	$-	$-
Leases	1,807	347	633	474	354

Total Contractual Cash
Obligations	$2,008	$429	$751	$474	$354

(1) Includes fixed interest ranging from 0.62% to 8.5%

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.  Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2007.

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. One customer comprised approximately 11% of total sales for the three months ended June 30, 2007. One customer comprised 13% of total sales for the first quarter ended June 30, 2006 and 13% of accounts receivable as of June 30, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Annual Report for the year ended March 31, 2007.  The accounting policies used in preparing our interim 2008 Consolidated Financial Statements are the same as those described in our Annual Report.

ITEM 3.  CONTROLS AND PROCEDURES.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1– Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2– Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1– Certification required of Chief Executive Officer by Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2– Certification required of Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA ENTERPRISES, INC.

August 14, 2007

Signature: /s/ Cheryl Beranek Podzimek
Print Name: Cheryl Beranek Podzimek
Print Title: Chief Executive Officer (Principal Executive Officer)