Form 10KSB
period 2007-09-30
APA Enterprises, Inc.
filed 2007-12-21
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from April 1, 2007 to September 30, 2007.

Commission File Number 0-16106

APA ENTERPRISES, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5480 Nathan Lane North, Suite 120
Plymouth, Minnesota 55442
(763) 476-6866
(Address, including ZIP code and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Series B Preferred Share Purchase Rights
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.

☒ YES   ☐ NO

Indicate by check mark. Has the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

☒ YES  ☐ NO

Indicate by check mark. Is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ YES   ☐ NO

Indicate by check mark. Is the registrant a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    ☒ NO

The registrant’s revenues for the transition period covered by this report (April 1, 2007 – September 30, 2007) were $10,296,680.

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of December 12, 2007 was approximately $9,831,675.

The number of shares of common stock outstanding as of December 17, 2007 was 11,872,331.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held in February 27, 2008 are incorporated by reference into Part III.

APA ENTERPRISES, INC.
TRANSITION REPORT ON FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

General Development of Business.

APA Enterprises, Inc. (“APA” or the “Company”), formerly APA Optics, Inc., is a Minnesota corporation which was founded in 1979.  Our corporate headquarters is located at 5480 Nathan Lane North, Suite 120, Plymouth, MN 55442 and our corporate website is www.apaenterprises.com. The information available on our website is not part of this Report.

The Company previously reported its operations activities in two segments, Optronics (comprising the activities in Blaine, Minnesota, Aberdeen, South Dakota, and India) and APA Cables and Networks, Inc. (“APACN”). In 2007, the Company discontinued all activity in the Optronics segment and its business now consists solely of the business of APACN.

Description of Business

APA is a manufacturer and seller of telecommunications equipment.  Through APACN, APA provides telecommunications service providers, as well as commercial and industrial original equipment manufacturers (“OEM’s”) a suite of modular, highly-configurable passive connectivity solutions. To date, APA has been able to successfully establish itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. APACN has expanded its product offerings and broadened its customer base since its inception four years ago.

APA continues to invest in the expansion of its sales and engineering programs in the broadband service provider market for the development of increased revenue in the future.

APA offers a broad range of telecommunications equipment and products Its broad range of product offerings include the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider including Fiber-to-the-Home (“FTTH”), large enterprise, and OEM markets. APA maintains a range of engineering and technical knowledge in-house that works closely with customers to develop, customize and enhance products from design through production. Most products are produced at APA’s plant in Plymouth, Minnesota with support from a network of global manufacturing partners. APACN produces these products on both a quick-turn and scheduled delivery basis.

Products

•
Fiber Distribution Central Office Frame Systems APA Fiber Distribution Systems (“FDS”) are high density, easy access fiber distribution panels and cable management systems that are designed to reduce installation time, guarantee bend radius protection and improve traceability. In the 144-port count configuration, APA is the industry leader for density, saving the customer expensive real estate in the central office. The product line fully supports a wide range of panel configurations, densities, connectors, and adapters that can be utilized on a stand-alone basis or integrated into the panel system. The unique interchangeable building block design delivers feature solutions which are able to meet the needs of a broad range of network deployments.

•
Fiber Distribution Outside Plant Cabinets   APA’s Fiber Scalability Center (“FSC”) is a modular and scalable fiber distribution platform designed for “grow-as-you-go cost containment” as fiber goes beyond the control of a central office and closer to the user. This allows rollout of FTTH services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

•
Optical Components  APA packages optical components for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the APACN Fiber Distribution products in the central office and outside plant environments. This value-added packaging allows the customer to source from a single supplier and reduce space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

•
Cable Assemblies  APA manufactures high quality fiber and copper assemblies with an industry-standard or customer-specified configuration.  Industry-standard assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35.  In addition, APACN’s engineering services team works alongside the engineering design departments of our OEM customers to design and manufacture custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

Marketing and Distribution

APA markets its products in the United States through a direct field sales force supported by an internal customer sales and support team.  This internal team works proactively with the outside sales force to maintain a high level of customer contact through regular communication of product availability, order processing and status along with and delivery information. APACN works closely with its target customers to configure the Company’s product platform to the client’s unique requirements.  Our high level of customer service helps bring new products to markets with the design input from our customers and network of consulting engineering firms. To ensure we cover all markets we leverage our internal customer support team with a combination of manufacturer representative organizations

Competition

Competitors for the FDS and FSC markets, include but are not limited to, ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Alcatel, Inc., and Tyco Electronics, Inc.  Nearly all of these firms are substantially larger than APACN and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities. APA believes that it has a competitive advantage with customers who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Patents and Intellectual Property

As of September 30, 2007, we had 12 patents issued in the United States and two pending patent applications inside and outside the United States that relate to the now discontinued Optronics business. These patents have been reviewed by an independent outside intellectual property broker.  It was determined there is no immediate market for these patents and the Company has ceased paying maintenance fees for these patents.

Major Customers

Three customers comprised approximately 22% of sales for the six months ended September 30, 2007. Two customers comprised approximately 23% of total sales for the twelve months ended March 31, 2007.  No single customer accounted for more than 10% of the Company’s sales in fiscal 2006.

 Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had backlogs of $1,396,000 as of September 30, 2007, $1,183,000 as of March 31, 2007 and $1,383,000 as of March 31, 2006.

Research and Development

We believe that the communication industry environment is constantly evolving and our success depends on our awareness of and our response to these changes.  Our focus is to analyze the environment and technology and work to develop products that simplify our customers’ lives by developing innovative high quality products utilizing modular design wherever possible. We believe our design and engineering teams are highly responsive and nimble. We have empowered this group to take calculated risks which result in our ability to bring products to market in a manner that we believe is faster than some of our larger competitors. Our financial resources are not unlimited so we make special effort to target areas where we see niche opportunities.

Employees

As of September 30, 2007, the Company had 107 full-time employees, mainly in Plymouth, MN. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. The loss of one or more key employees could negatively impact the Company.

Factors That May Affect Future Results

The statements contained in this Annual Report on Form 10-KSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Description of Business” and “Item 6. Management's Discussion and Analysis or Plan of Operation.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report on Form 10-KSB and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Our Results of Operations

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have not been profitable since fiscal 1990. As of September 30, 2007, we had an accumulated deficit of approximately $40 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. The discontinuation of the Optronics business unit will result in a significant reduction in cash outflow in the form of fixed costs associated with manufacturing, sales and marketing, product development and administrative expenses. We will need to demonstrate continued growth in revenues while containing costs and operating expenses if we are to achieve profitability.

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

The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition, are unknown at this time.  If we acquire other businesses in our areas of strategic focus, assimilating these businesses and their products, services, technologies and personnel into our operations may be challenging.  These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.  In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions, and we may not be able to retain key management, technical and sales personnel after an acquisition.  Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

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

We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. If demand for our products significantly increases, we may be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

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

We source key materials and products globally and as such are subject to the risks of conducting business internationally. Those risks include but are not limited to:

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

We rely principally on trade secret protection for our confidential and proprietary information.  We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection.  While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets.  In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

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

Executive Officers
The following is a list of our executive officers, their ages, positions and offices as of September 30, 2007.

Name	Age	Position

Cheryl Beranek Podzimek	44	Chief Executive Officer/President of APA Enterprises, Inc.

Bruce G. Blackey	56	Chief Financial Officer

Cheryl Beranek Podzimek joined APACN in July 2003 as President. Ms. Podzimek was appointed CEO and President of APA Enterprises, Inc in June of 2007. Ms. Podzimek was previously President of Americable, which was acquired by APACN in June 2003. She served as President of Americable from 2002 to 2003. From 2001 to 2002 Ms. Podzimek was Chief Operating Officer of Americable. Previously, Ms. Podzimek held a variety of lead marketing positions with emerging high-growth technology companies.  She served as Vice President of Marketing from 1996-2001 at Transition Networks, a manufacturer of network connectivity products, Director of Marketing from 1992 to 1996 at Tricord Systems, an early stage multi-processor based super server manufacturer, and Director of Marketing from 1988 to 1992 at Digi International, a designer and manufacturer of connectivity products. Earlier in her career Ms. Podzimek held marketing positions for non-profit organizations, including the City of Fargo, the Metropolitan Planning Commission of Fargo/Moorhead and North Dakota State University. Ms. Podzimek holds a Bachelor of Science Degree from Southwest Minnesota State University and a Masters of Science Degree from North Dakota State University.

Bruce G. Blackey joined APA Enterprises in June of 2007 as Chief Financial Officer.  Mr. Blackey has extensive experience in finance and administration and has worked as an independent business consultant and interim CFO from 2001 to the present for several companies. Mr. Blackey held the position of CFO with Tiro Industries a contract manufacturing firm serving the cosmetic industry from 1997 to 2001. Prior to that he held the senior financial position with Conwed Plastics, a manufacturer of plastic netting from 1988 to 1997. Mr. Blackey holds a Bachelors of Science degree in Accounting from the Carlson School of Business, University of Minnesota.

ITEM 2.	PROPERTY

We own a 24,000 square foot production facility in Aberdeen, South Dakota, which is partially leased and occupied. (See note S in the Financial Statements included in Item 7 of this Form 10-KSB.)

APACN leases a 30,000 square foot facility in Plymouth, Minnesota consisting of office, manufacturing and warehouse space.

On October 30, 2007 we purchased and immediately sold an industrial building at 2950 N.E. 84th Lane, Blaine Minnesota that we leased from Jain-Olsen Properties as our former corporate offices. We exercised an option to buy the building in August 2007 as contained in our lease. (See Note S in the Financial Statements included in Item 7 this Form 10-KSB.)

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS’

On August 23, 2007, the Company held its Annual Meeting of Shareholders.  At the meeting, the shareholders elected as directors Anil K. Jain (with 10,510,517 shares voting for and 182,211 withheld), John G. Reddan (with 10,343,366 shares voting for and 349,362 withheld), Ronald G. Roth (with 10,630,132 shares voting for and 62,596 withheld), Stephen A. Zuckerman (with 8,686,251 shares voting for and 2,006,477 withheld), Cheryl B. Podzimek (with 10,630,132 shares voting for and 62,596 withheld) and Donald R. Hayward (with 10,627,482 shares voting for and 6,246 withheld)

The shareholders also approved the amendment of the Bylaws of the Company to permit uncertified shares (with 5,700,474 shares voting for; 243,943 against; 50,950 abstain and 4,697,361 broker non-vote).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “APAT.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by Nasdaq.

Transition Period Ended September 30, 2007	High	Low
Quarter ended June 30, 2007	$1.48	$1.12
Quarter ended September 30, 2007	1.17	0.75

Fiscal 2007	High	Low
Quarter ended June 30, 2006	$2.23	$1.25
Quarter ended September 30, 2006	1.59	1.21
Quarter ended December 31, 2006	1.56	1.25
Quarter ended March 31, 2007	1.67	1.21

Fiscal 2006	High	Low
Quarter ended June 30, 2005	$1.62	$1.20
Quarter ended September 30, 2005	1.48	1.18
Quarter ended December 31, 2005	1.35	1.10
Quarter ended March 31, 2006	2.01	1.17

There were approximately 318 holders of record of our common stock as of September 30, 2007.

We have never paid cash dividends on our common stock. The loan agreement relating to certain bonds issued by the South Dakota Economic Development Finance Authority, paid off in fiscal 2007, restricted our ability to pay dividends. We do not intend in the foreseeable future to pay cash dividends on our common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Change in Year End

In June 2007, we elected to change our fiscal year end from March 31 to September 30. In view of this change, this Item 6, Management’s Discussion and Analysis or Plan Operation (“MD&A”) compares the consolidated financial statements as of and for the six months ended September 30, 2007 (the transition period) with the consolidated financial statements as of and for the six months ended September 30, 2006. References to 2007 refer to the transition period unless otherwise specified. We have included summary information from the consolidated financial statements for the six months ended September 30, 2006 in the MD&A for these periods for comparability purposes and also in Note B to the consolidated financial statements (see Item 7).  We are also including a discussion and analysis of our financial statements for the years ended March 31, 2007 and 2006.

Throughout the MD&A, data for all periods except as of and for the six months ended September 30, 2006, are derived from our audited consolidated financial statements, which appear in this report.  All data as of and for the six months ended September 30, 2006, are derived from our unaudited financial statements, which are not presented herein

General

The Company is exclusively focused on the growth of its sole subsidiary APA Cables and Networks, Inc. (APACN). During the quarter ended June 30, 2007 the Company discontinued its Optronics business.

APACN is engaged in the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries.  APACN’s primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, Outside Plant (OSP) cabinets, value–added fiber optics frames, panels and modules.

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

Stock Option Accounting

We adopted Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of and for the twelve months ended March 31, 2007reflect the impact of SFAS 123R. The compensation expense impacted both basic and diluted loss per share by less than $0.01 for both the six months ended September 30, 2007and the twelve months ended March 31, 2007.  The Company recorded $18,477 and $50,353respectively,of related compensation expense for the six months ended September 30, 2007and the twelve month period ended March 31, 2007. As of September 30, 2007,$71,389of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.8years. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated and do not include the impact of compensation expense calculated under SFAS 123R.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2007, we have recorded a full valuation allowance of approximately $13,956,000 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets,consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $34,201,000 which expire in fiscal years 2008 to 2027. Todate the Company has not completed a “Section 382”analysis.  If certain ownership changes occurred under Internal Revenue Code Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

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

During the fiscal year ended September 30, 2007, the Company recorded a deferred income tax expense of $48,540 for the book and income tax basis difference in goodwill on acquisitions.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”- an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”(“FIN 48”), which clarifies the accounting for income tax provisions. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48became effective for the Company on April 1, 2007.The adoption of this statement didnot have a material impact on the Company's consolidated financial position or results of operations.

Valuation and evaluating impairment of long-lived assets and goodwill
The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," in the last quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes the impairment testing of goodwill primarily utilizing a discounted cash flow method.

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

 If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2007 resulted in no change to goodwill from the prior period.  The test for fiscal year ended March 31, 2007 indicated that goodwill related to APACN was impaired. Accordingly, the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717, after tax) in the quarter ended March 31, 2007.

The Company evaluates the recoverability of its long lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 required recognition of impairment of long lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  We assess the impairment of long lived assets whenever events or changes in circumstances indicate that that the carrying value may not be recoverable.  No impairment of long-lived assets has occurred during the periods ended September 30, 2007, March 31, 2007 and 2006.

New Accounting Pronouncements

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”(EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 during the transition period ended September 30, 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFASNo. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159.”SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

Contractual Obligations

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$163	$68	$95	$0	$0
Operating leases	1,720	347	839	534	0

Total Contractual Cash Obligations	$1,883	$415	$934	$534	$0

(1)  Includes fixed interest ranging from 0.62 to 8.45%.

Results of Operations

Six months ended September 30, 2007 compared to six months ended September 30, 2006

Revenues for the six months ended September 30, 2007 increased 3% to $10,297,000 from sales of $9,963,000 for the comparable six month period in 2006. This increase is attributable to the continued acceptance of the Company’s products within the FTTH market resulting from increased sales and marketing activities during the most recent six months ended September 30, 2007.  Sales to broadband service providers and commercial data networks, include custom fiber distribution systems, associated cable assemblies and optical components, were $7,672,000 or 75% of revenue. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $2,625,000, or 25% of revenue. This compares to 76% for broadband and commercial data networks and 24% for OEMs in the prior comparable period for 2006. APA’s revenue growth is highly dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry.

Gross profit for the six months ended September 30, 2007 was $3,218,000, or 31% of revenues, compared to $2,910,000, or 29% of revenues, in 2006. The increase of $308,000 or 11% over the prior year is attributable to product mix and the results of the continuing improvement in ongoing programs to reduce product costs through a combination of aggressive product re-design, process improvement and global sourcing of components and outside manufacturing.

There have been no research and development expenses for the on-going business.

S G & A expenses for the six months ended September 30, 2007 were $3,685,000 compared to $2,954,000 for the comparable period in 2006. The increase of $731,000 is the result of two factors: a significant investment in sales and marketing and the recognition of the severance agreement to Anil Jain in the amount of $397,000 recorded in the first quarter of the transition period.  The Company expects to realize increased sales as a result of its investment in sales and marketing.

There were no goodwill impairment charges for the period ended September 30, 2007 and there were none for the comparable period in 2006.

Gains on disposal of assets were $13,079 in fiscal year ending September 30, 2007 as compared to losses of $2,162 in the comparable period for prior year 2006.

Loss from operations was $376,000 in 2007 compared to income of $98,000 in 2006. This is a direct reflection of the change in operating expenses of which is primarily attributable to the one time severance accrual for Anil Jain in the amount of $397,000 in 2007.  Excluding this one time expense, the operating loss would have been approximately $21,000.

Interest income for 2007 declined $47,000 to $168,000 from $215,000 for the comparable period for 2006. This is attributable primarily to lower interest rates in the 2007 period.  Interest expense for 2007 declined to $7,000 from $49,000 for 2006. This reflects the payoff of the Aberdeen loan. In 2007 other expense of $31,000 reflected an adjustment to the cash surrender value of a life insurance policy on Anil Jain. In the comparable period for 2006 income of $21,000 resulted from short term rental of warehouse space.

Income taxes of $52,000 for 2007 increased $9,000 from $43,000 for 2006. Income taxes are predominantly related to timing differences related to goodwill.

Net loss from continuing operations, before taxes, was $376,000 in 2007, or $.03, per diluted share compared to income of $98,000 in 2006, or $.01 per share. Again, excluding the one-time severance accrual of $397,000, amounting to $.03 per diluted share, the Company would have recorded income of $21,000, before taxes.

Discontinued operations amounted to a loss of $915,000 for 2007 and $610,000 for the comparable period in 2006. The Company ceased all remaining operations related to the Optronics segment in June of 2007.  Substantially all employees related to the Optronics segment were terminated prior to June 30, 2007.  The loss from discontinued operations was comprised of the following for 2007:

•	Blaine land was sold for $325,000 at a gain of $265,000

•	APA India was sold at a loss of $126,566

•	APA India incurred an operating loss of $64,780.

•
Closure of Optronics resulted in recognition as a current expense all future lease payments on the Blaine facility of $418,044. In addition, other Optronics cost related to discontinuation were the write off of all remaining inventory at $109,871 the write down of fixed assets of $233,383, severance costs of $78,109 and general operating expenses of $149,067.

In 2006 the costs related exclusively to the operations of the Optronics segment and the consolidated operations of the India operation.

The Company’s net loss amounted to $1,290,000 or $.11 per share for 2007. This is in comparison to a loss of $512,000 or $.04 per share in the comparable period in 2006. This was an increase of $778,000 over the comparable period.

Results of Operations

Year ended March 31, 2007 compared to year ended March 31, 2006

Revenues for the year ended March 31, 2007 were $18,364,000 versus $15,879,000 in the year ended 2006, an increase of $2,485,000 or 16%.  The increase is principally attributable to an increased acceptance of the Company’s products within the FTTH market resulting from increased marketing and sales activities during the fiscal years 2006 and 2007. Sales to broadband service providers and commercial data networks, include custom fiber distribution systems, associated cable assemblies and optical components, were $13,959,000 or 76% of revenue. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $4,405,000, or 24% of revenue. This compares to 67% for broadband and commercial data networks and 33% for OEMs in the prior year. APA’s revenue growth is highly dependent upon capital expenditures in the communications equipment industry, our ability to develop and introduce new products, and our ability to acquire and retain business in a competitive industry.

Gross profit for the year ended in 2007 was $5,265,000 as compared to $4,513,000 in 2006 an increase of $752,000 or 17%.  The increase of 1% margin reflects the improved product mix and results of ongoing programs to reduce the cost of products through a combination of product re-design, process improvement and global sourcing of components and outside manufacturing.

There have been no research and development expenses for on going business.

S, G & A expenses were $5,839,000 for the year ending March 31, 2007 as compared to $5,838,000 in 2006.  The staffing levels and operational costs during these periods did not materially change.

Goodwill impairments charges relate solely to the wholly owned subsidiary APACN.  In fiscal 2007 we posted a goodwill impairment charge of $852,000 to properly reflect the carrying value of the assets. The Company believes the impairment results from the less-than-expected performance of the assets acquired in the CSP and Americable acquisitions to date.  We did not post an impairment charge in fiscal 2006.

Losses on disposal of assets were $1,400 in fiscal year ending March 31, 2007 as compared to gains of $3,600 in the prior year.

Loss from operations was $1,427,000 for the year ending March 31, 2007, and increased from a loss of $1,321,000 for 2006. Excluding the goodwill impairment charge, the operating loss for the period ended March 31, 2007 would have been approximately $575,000. This reduction in loss is attributable to the 16% increase in sales and the resulting margin earned of approximately $752,000.

Interest income increased approximately $58,000 to $379,000 in fiscal 2007 from $321,000 in 2006 due to an increase in investment rates of interest. Interest expense decreased approximately $42,000 to $49,000 in fiscal 2007 from $91,000 in 2006 due to the bonds held by the South Dakota Economic Development and Finance Authority being paid off in October 2006.  Other income and expenses, net, decreased approximately $166,000 to $21,000 in 2007 from $187,000 in 2006.

Income taxes increased by $513,000 to a $237,000 tax benefit for 2007 from $276,000 of income tax expense in 2006. The fluctuation relates primarily to the tax benefit resulting from the goodwill impairment charge in 2007.

Loss from continuing operations was $838,000 or $.07 per share for 2007, decreased $342,000 from $1,180,000 or $.10 per share for 2006.  After adjusting for the goodwill impairment of $520,000, (net of tax) the Company would have had a loss of $318,000 or $.03 per share.

Discontinued operations had a loss of $1,309,000 for 2007 or $.11 per share and $2,169,000 or $.18 per share for the comparable period in 2006. The Company ceased all remaining operations related to the Optronics segment in June of 2007.  The discontinued operations consisted of the Optronics segment and the India operation. As part of discontinued operations, gains on disposal of assets at Optronics were $435,000 in fiscal year ended March 31, 2007 as compared to $1,195,000 in fiscal year ended March 31, 2006. A gain of $345,000 was recognized on the sale of two patents in June 2006.

Net loss decreased $1,202,000 to $2,147,000, or $.18 cents per share in fiscal 2007 with the wind down of the Optronics and India operations, as compared to a net loss of $3,349,000, or $.28 cents per share, in fiscal 2006.

Liquidity and Capital Resources

As of September 30 2007, our principal source of liquidity was our cash, cash equivalents and available for sale securities. Those sources total $6,130,000, compared $6,716,000 and $8,843,000 at March 31, 2007 and March 31, 2006 respectively. Our cash is invested in money market accounts and high quality auction rate securities to obtain maximum return and retain short term liquidity. We believe we have sufficient funds for operations for at least the next twelve months

Operating Activities

Net cash consumed by operating activities for the six months ended September 30, 2007 totaled $902,000. This was due primarily to our net loss from operations for the period of $1,290,000 and an increase in both accounts receivable of $629,000 and inventory of $266,000. This was offset by non-cash charges for depreciation of $214,000, a loss on sale of assets $126,000, a severance accrual for Anil Jain and personnel associated with the Optronics segment discontinuation of $360,000 and an accrual for the lease termination of $376,000.

Net cash consumed by operating activities for the twelve months ended March 31, 2007, totaled $1,351,000. This was due primarily to the net loss from operations for the period of $2,147,000 and reducing our accounts payable and accrued expenses by $361,000 and prepaid expenses by $135,000 and sale of assets $433,000. This was offset by non cash items; depreciation of $651,000, a goodwill impairment charge of $852,000 and a reduction in inventory of $347,000. Deferred income taxes of $243,000 were a use of working capital although non-cash.

Net cash consumed by operating activities for the twelve months ended March 31, 2006, totaled $3,273,000. This was due primarily to the net loss from operations for the period of $3,349,000 and gain on sale of assets of $1,198,000, an increase of accounts receivable of $446,000 and investment in inventory of $566,000. This was offset by depreciation of $1,061,000 and an increase of prepaid expenses of $136,000 and accounts payable $808,000 to working capital. Deferred income taxes of $272,000 were source of working capital although non-cash.

Investing Activities

For the six months ended September 30, 2007, we recovered $514,000 from the sale of assets most of which were associated with discontinued operations. During the same period we purchased $2,350,000 and sold $4,975,000 of available for sale securities. This reduced our position in available for sale securities by $2,625,000. These funds were reinvested in money market accounts. During this same period we made a significant investment in our IT structure along with manufacturing equipment totaling $232,000 resulting in a net increase in cash from investing activities. For the year 2008 we do not anticipate selling any significant fixed assets. The Company will continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability.

In the fiscal year ended March 31, 2007, we netted approximately $2,770,000 in positive cash flow from investing activities. Investments in property and equipment of $581,000 including a new enterprise IT system at APACN and continued facility construction in India were offset in-part by $627,000 cash received from the sales of patents and excess equipment largely in our Optronics division. During the same period we purchased $17,300,000 and sold $20,025,000 of available for sale securities. This reduced our position in available for sale securities by $2,725,000 and these funds were reinvested in money market accounts.

In fiscal 2006 we netted approximately $2,884,000 in positive cash flows from investing activities after accounting for the purchase of property and equipment of $428,000 and $1,937,000 proceeds from the sale of assets, including proceeds of $1,900,000 of MOCVD equipment and licensing of two patents. During the same period we purchased $14,550,000 and sold $15,925,000 of available for sale securities. This reduced our position in available for sale securities by $1,375,000 and these funds were reinvested in money market accounts.

Financing Activities

For the six months ended September 30, 2007 we used a net of $34,000 to make scheduled debt principal payments.

In fiscal 2007 we used a net $873,000 in financing activities that was applied primarily towards the payment of long-term debt relating to our facility in Aberdeen, South Dakota.

Construction of our manufacturing facility in Aberdeen utilized certain economic incentive programs offered by the State of South Dakota and the City of Aberdeen. In August 2006, the Company paid $872,000 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, were used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company made timely interest and principal payments, and the reason for the notice was not related to the payments.

In fiscal 2006, we used $99,000 in financing activities, primarily to pay down long-term debt relating to our facility in Aberdeen, South Dakota.

The Company believes that its current cash, short-term investments and cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months. However, future growth, including potential acquisitions, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
APA Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of APA Enterprises, Inc. and subsidiaries as of September 30, 2007, March 31, 2007 and March 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the six months ended September 30, 2007 and the years ended March 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of APA Enterprises, Inc. and subsidiaries as of September 30, 2007, March 31, 2007 and March 31, 2006 and the consolidated results of its operations and its cash flows for the six months ended September 30, 2007 and the years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, the Company has restated March 31, 2007 and 2006 consolidated financial statements to reflect the reclassification of its Auction Rate Securities from cash and cash equivalents to available for sale securities. As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123 (R), Share-Based Payments effective April 1, 2006.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
December 21, 2007

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007	March 31, 2006
ASSETS		(Restated)	(Restated)
CURRENT ASSETS

Cash and cash equivalents	$3,304,645	$1,266,176	$668,344
Available for sale securities	2,825,000	5,450,000	8,175,000
Accounts receivable, net	2,418,651	1,697,811	1,853,428
Inventories	1,595,282	1,312,681	1,685,472
Other current assets	102,473	138,199	139,802
Current assets of discontinued operations	-	367,325	454,482
Total current assets	10,246,051	10,232,192	12,976,528

PROPERTY, PLANT AND EQUIPMENT, net	1,773,739	1,656,011	1,592,536
PROPERTY, PLANT AND EQUIPMENT, DISCONTINUED OPERATIONS	-	554,879	1,030,876
OTHER ASSETS
Goodwill	2,570,511	2,570,511	3,422,511
Other	281,589	307,122	225,147
Notes receivable	469,678	-	-
Long term assets of discontinued operations	-	401,843	345,973
TOTAL OTHER ASSETS	3,321,778	3,279,476	3,993,631

TOTAL ASSETS	$15,341,568	$15,722,558	$19,593,571

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS –Continued

	September 30, 2007	March 31, 2007	March 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long term debt	$68,215	$69,528	$22,481
Accounts payable	1,176,280	916,509	1,237,066
Accrued compensation	958,023	815,626	691,568
Accrued expenses	107,209	93,251	66,176
Current liabilities of discontinued operations	205,885	115,812	1,705,904
Total current liabilities	2,515,612	2,010,726	3,723,195

LONG-TERM DEBT, net of current maturities	95,207	128,071	18,480
DEFERRED RENT	85,059	78,116	-
DEFERRED INCOME TAXES	77,701	29,161	272,454
OTHER LONG TERM LIABILITIES	150,470	-	-
LONG TERM OBLIGATIONS OF DISCONTINUED OPERATIONS	204,832	-	-
Total Liabilities	3,128,881	2,246,074	4,014,129

SHAREHOLDERS’ EQUITY
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-	-
Common stock. $ .01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at September 30, 2007, March 31, 2007 and March 31, 2006	118,723	118,723	118,723
Additional paid-in capital	52,037,207	52,018,729	51,968,366
Accumulated other comprehensive loss	-	(8,164)	(2,153)
Accumulated deficit	(39,943,243)	(38,652,804)	(36,505,494)
TOTAL SHAREHOLDERS’ EQUITY	12,212,687	13,476,484	15,579,442

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,341,568	$15,722,558	$19,593,571

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,	Years Ended March 31,
	2007	2007	2006

Revenues	$10,296,680	$18,363,836	$15,879,309

Cost of revenues	7,079,023	13,098,972	11,365,954

Gross profit	3,217,657	5,264,864	4,513,355

Operating expenses:
Selling, general and administrative	3,684,694	5,838,513	5,838,239
Goodwill impairment charge	-	852,000	-
(Gain) loss on sale of assets, net	(13,079)	1,435	(3,598)
	3,671,615	6,691,948	5,834,641

Loss from continuing operations	(453,958)	(1,427,084)	(1,321,286)

Interest income	167,881	378,977	321,239
Interest expense	(7,148)	(49,079)	(90,818)
Other income(expense), net	(30,754)	21,476	186,578
	129,979	351,374	416,999

Loss from continuing operations before income taxes	(323,979)	(1,075,710)	(904,287)

Income tax expense (benefit)	51,640	(237,493)	275,571

Net loss from continuing operations	(375,619)	(838,217)	(1,179,858)
Net loss from discontinued operations	(1,071,010)	(1,743,961)	(3,363,687)
Gain on disposal of assets of discontinued operations	156,190	434,868	1,194,697
Total loss from discontinued operations	(914,820)	(1,309,093)	(2,168,990)
Net loss	$(1,290,439)	$(2,147,310)	$(3,348,848)

Net loss per share (basic and diluted):
Continuing operations	$(0.03)	$(0.07)	$(0.10)
Discontinued operations	$(0.08)	$(0.11)	$(0.18)
Total	$(0.11)	$(0.18)	$(0.28)

Weighted average shares outstanding
Basic and diluted	11,872,331	11,872,331	11,872,331

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six months ended September 30, 2007 and years ended March 31, 2007 and 2006

	Undesignated	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance at March 31, 2005	-	-	-	11,872,331	$118,723	$51,959,702	$382	$(33,156,646)	$18,922,161
Change in options issued as compensation	-	-	-	-	-	8,664	-	-	8,664
Foreign currency translation	-	-	-	-	-	-	(2,535)	-	(2,535)
Net loss	-	-	-	-	-	-	-	(3,348,848)	(3,348,848)
Comprehensive loss									(3,351,383)
Balance at March 31, 2006	-	-	-	11,872,331	118,723	51,968,366	(2,153)	(36,505,494)	15,579,442
Stock based compensation expense	-	-	-	-	-	50,363	-	-	50,363
Foreign currency translation	-	-	-	-	-	-	(6,011)	-	(6,011)
Net loss	-	-	-	-	-	-	-	(2,147,310)	(2,147,310)
Comprehensive loss									(2,153,321)
Balance at March 31, 2007	-	-	-	11,872,331	118,723	52,018,729	(8,164)	(38,652,804)	13,476,484
Stock based compensation expense	-	-	-	-	-	18,478	-	-	18,478
Foreign currency translation	-	-	-	-	-	-	8,164	-	8,164
Net loss	-	-	-	-	-	-	-	(1,290,439)	(1,290,439)
Comprehensive loss									1,282,275)
Balance at September 30, 2007	-	-	$-	11,872,331	$118,723	$52,037,207	$-	$(39,943,243)	$12,212,687

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,	Years ended March 31,
	2007	2007	2006
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,290,439)	$(2,147,310)	$(3,348,848)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	213,697	651,399	1,061,199
Deferred income taxes	48,540	(243,293)	272,454
(Gain) loss on sale of assets	126,408	(433,433)	(1,198,295)
Stock-based compensation expense	18,478	50,363	8,664
Goodwill impairment charge	-	852,000	-
Severance accrual	360,826	-	-
Lease termination accrual	376,032	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(628,536)	69,423	(446,235)
Inventories	(265,910)	346,553	(566,190)
Prepaid expenses and other assets	104,548	(135,206)	136,111
Accounts payable and accrued expenses	34,000	(361,400)	807,697
Net cash used in operating activities	(902,356)	(1,350,904)	(3,273,443)
Cash flows from investing activities:
Purchases of property and equipment	(232,322)	(581,446)	(427,631)
Purchase of available for sale securities	(2,350,000)	(17,300,000)	(14,550,000)
Sale of available for sale securities	4,975,000	20,025,000	15,925,000
Proceeds from sale of assets	513,805	626,807	1,936,756
Net cash provided by investing activities	2,906,483	2,770,361	2,884,125
Cash flows from financing activities:
Payment of long-term debt	(34,177)	(872,854)	(98,862)
Net cash used in financing activities	(34,177)	(872,854)	(98,862)
Foreign currency translation	21,326	(6,011)	(2,535)
Increase (decrease) in cash balances of discontinued operations	47,193	57,240	(104,433)
Increase (decrease) in cash and cash equivalents	2,038,469	597,832	(595,148)
Cash and cash equivalents at beginning of year	1,266,176	668,344	1,263,492
Cash and cash equivalents at end of year	$3,304,645	$1,266,176	$668,344
Supplemental cash flow information: Cash paid during the year for:
Interest	$7,148	$41,841	$90,816
Income Taxes	3,120	5,800	3,117
Noncash investing and financing:
Withdrawal of bond reserve funds, net	-	469,626	-
Note receivable for sale of India operations	502,213	-	-
Capital expenditures included in accounts payable	132,380	-	-
Debt incurred for purchase of equipment	-	179,118	-
Debt relieved in exchange for land	-	-	120,000

The accompanying notes are an integral part of these financial statements.

APA Enterprises, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months ended September 30, 2007 and years ended March 31, 2007 and 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

APA Enterprises, Inc., formerly APA Optics, Inc., (the Company) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States with a concentration in Minnesota. These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Home (“FTTH”), large enterprise, and original equipment manufacturers (“OEMs”) markets.

Principles of Consolidation

The consolidated financial statements include the accounts of APA Enterprises, Inc. and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company used the United States dollar as its functional currency. India’s financial statements were translated into U.S. dollars at the year end exchange rate, while income and expenses were translated at the average exchange rates during the year.  There were no significant foreign exchange translation gains or losses during periods ended September 30, 2007, March 31, 2007 and 2006.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable. The Company records freight revenues billed to customers as revenue and the related cost in cost of revenues. Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 2007 and March 31, 2007 consist entirely of short-term money market accounts.  Cash equivalents are stated at cost, which approximates fair value.

Cash of approximately $47,000 and $104,000was on deposit in foreign financial institutions at March 31, 2007 and 2006. No cash was in foreign financial institutions as of September 30, 2007. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Available for Sale Securities

Available-for-Sale Securities consist of Auction Rate Securities (“ARS”) with underling investments in AAA rated securities with varying maturities and interest rates are reset for periods not exceeding 30 days.  The Company has not experienced any impairment of value of its securities and believes it is not exposed to significant credit risk on its investments.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for uncollectible accounts was $78,973, $78,500 and $77,831 at September 30, 2007, March 31, 2007 and 2006.

Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market. Cost is determined using material costs, labor charges, and allocated manufacturing overhead charges.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are provided on the straight-line method for book and tax purposes over the following estimated useful lives of the assets:

Years
Building	20
Equipment	3 – 7
Leasehold improvements	7 – 10 or life of lease

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

The Company completed its annual impairment testing of goodwill in the fourth quarter of the years ended March 31, 2006 and 2007 and as of September 30, 2007. This testing indicated that goodwill recorded as of March 31, 2007 for the APACN subsidiary was impaired, principally due to weakness in operating results of

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  Continued

this subsidiary. The Company recognized the related non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax) for the year ended March 31, 2007. For the year ended March 31, 2006 and for the six months ended September 30, 2007 no impairment was recorded.

Stock-Based Compensation
The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees, as described more fully in Note N.  Effective April 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment, “ (SFAS 123(R)) which requires an entity to reflect an expense, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides that the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS 123(R) had applied the fair value method, to stock-based employee compensation for the following fiscal year:

March 31,
2006
Net loss to common shareholders – as reported	$(3,348,848)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	108,472
Net loss – pro forma	$(3,457,320)

Basic and diluted net loss per common share – as reported	$(.28)
Basic and diluted net loss per common share – pro forma	$(.29)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line attribution model. The Company recorded $18,478 of related compensation expense for the six months ended September 30, 2007.  The related compensation expense for the year ended March 31, 2007 was $50,363.  The Company recorded compensation expense of $8,664, for the year ended March 31, 2006 for performance options.  Stock-based compensation expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The impact of this compensation expense on both basic and diluted loss per share was less than $0.01 for the six months ended September 30, 2007.  As of September 30, 2007, $71,389 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.8 years.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The total fair value of options vested during the six months ended September 30, 2007, and the years ended March 31, 2007 and 2006 was $13,998, $64,545 and $136,786.  The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards.  This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures.  Compensation expense for employee stock awards is recognized on a straight-line basis over the requisite service period of the award.
The Company estimates the fair value of stock option awards based on the following assumptions for the periods ended:

	September 30,2007	March 31, 2007	March 31, 2006
Expected volatility	51%	64%	75%
Expected life (in years)	5 years	5 years	5 years
Expected dividends	0%	0%	0%
Risk-free interest rate	4.42%	4.78%	3.90%

The weighted average fair value of options granted during the six months ended September 30, 2007, and the years ended March 31, 2007 and 2006 was $ 0.59, $0.75 and $1.39.   The Company’s approach to estimating expected volatility on its stock awards granted during the year considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants.  Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company uses a forfeiture rate of 10%.
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

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding.

Common stock options and warrants to purchase 586,830, 583,150 and 633,780 shares of common stock with a weighted average exercise price of $2.48, $2.56 and $2.96 were outstanding during the six months ended September 30, 2007, and the years ended March 31, 2007 and 2006, respectively, but were excluded from the calculation of net loss per share because they were antidilutive.  Had the Company not incurred net losses during the six months ended September 30, 2007, and the years March 31, 2007 and 2006, the Company would not have assumed any conversion of stock options.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, and requires recognition of impairment of long-lived assets if events or circumstances indicate impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  No impairment of long-lived assets has occurred during any of the periods presented.

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

Recently Issued Accounting Standards

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”(EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 during the transition period ended September 30, 2007 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFASNo. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159.”SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company iscurrently evaluating the impact of SFAS No. 159 on our financial statements.

NOTE B – TRANSITIONAL REPORTING RESULTS OF OPERATIONS

In June 2007, the Company elected to change the fiscal year end from March 31 to September 30. In view of this change, the following presents the unaudited consolidated statements of operationsfor the six months ended September 30, 2007(the transition period) with the unaudited six months ended September 30, 2006.

Consolidated Statement of Operations:
	Six months ended September 30,
		(Unaudited)
	2007	2006
Revenues	$10,296,680	$9,963,271
Gross Profit	3,217,657	2,909,526
Net income (loss) before taxes	(323,979)	140,812
Income taxes	51,640	43,250
Net income (loss) from continuing operations	(375,619)	97,562
Net loss from discontinued operations	(914,820)	(610,013)
Net loss	$(1,290,439)	$(512,451)

Net income (loss) per share (basic and diluted):
Continuing operations	$(0.03)	$0.01
Discontinued operations	(0.08)	(0.05)
Total	$(0.11)	$(0.04)

NOTE C – RESTATEMENTS

The Company changed its classification of investments in auction rate securities, previously classified as cash and cash equivalents, to available for sale securities for each of the periods presented in the accompanying consolidated balance sheets and statements of cash flows. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investments over to the next reset period. The Company reevaluated the classification of these investments considering the maturity dates associated with the underlying bonds and determined classification as a cash equivalent was not appropriate. As a result, the Company reclassified $5,450,000 and $8,175,000 of auction rate securities held at March 31, 2007 and 2006 from cash and cash equivalents to available for sale securities. As of September 30, 2007, the Company has $2,825,000 of auction rate securities classified as short-term investments. All auction rate securities are available for sale and are reported at fair value.  In addition to the balance sheet restatement, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. These restatements had no impact on the results of operations of the Company.

The effects of the restatement of the Consolidated Balance Sheets at March 31, 2007 and 2006, respectively are reflected in the following tables:

	For the Year Ended March 31, 2007
	As Reported	Adjustment	As Restated
Cash and cash equivalents	$6,763,369	$(5,450,000)	$1,313,369
Available for sale securities	-	5,450,000	5,450,000

	For the Year Ended March 31, 2006
	As Reported	Adjustment	As Restated
Cash and cash equivalents	$8,947,777	$(8,175,000)	$772,777
Available for sale securities	-	8,175,000	8,175,000

The effects of the restatement of the Consolidated Statements of Cash Flow for the years ended March 31, 2007, 2006 and 2005, respectively, are reflected in the following table:

	For the Year Ended March 31, 2007
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) operating activities	$(1,356,915)	$-	$(1,356,915)
Cash Flows from Investing Activities
Purchases of available for sale securities	-	(17,300,000)	(17,300,000)
Sale of available for sale securities	-	20,025,000	20,025,000
Net cash provided from investing activities	45,361	2,725,000	2,770,361
Cash Flows from Financing Activities
Net cash used for financing activities	(872,854)	-	(872,854)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,184,408)	2,725,000	540,592
Cash and Cash Equivalents, beginning of year	8,947,777	(8,175,000)	772,777
Cash and Cash Equivalents, end of year	$6,763,369	$(5,450,000)	$1,313,369

	For the Year Ended March 31, 2006
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) operating activities	$(3,275,978)	$-		$(3,275,978)
Cash Flows from Investing Activities
Purchases of available for sale securities	-	(14,550,000)		(14,550,000)
Sale of available for sale securities	-	15,925,000		15,925,000
Net cash provided from investing activities	1,509,125	1,375,000		2,884,125
Cash Flows from Financing Activities
Net cash (used for) financing activities	(98,862)	-		(98,862)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,865,715)	1,750,000		(490,715)
Cash and Cash Equivalents, beginning of year	10,813,492	(9,550,000)		1,263,492
Cash and Cash Equivalents, end of year	$8,947,777	$(8,175,000)	$

	For the Year Ended March 31, 2005
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) operating activities	$(2,246,925)	$-	$(2,246,925)
Cash Flows from Investing Activities
Purchases of available for sale securities	-	(1,300,000)	(1,300,000)
Sale of available for sale securities	-	2,150,000	2,150,000
Net cash (used for) provided from investing activities	(249,229)	850,000	600,771
Cash Flows from Financing Activities
Net cash (used for) financing activities	(235,264)	-	(235,264)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,731,418)	850,000	(1,881,418)
Cash and Cash Equivalents, beginning of year	13,544,910	(10,400,000)	3,144,910
Cash and Cash Equivalents, end of year	$10,813,492	$(9,550,000)	$1,263,492

NOTE D – DISCONTINUED OPERATIONS

The Optronics business segment (GaN products) continued to experience lower than expected demand for its products and services during the year ended March 31, 2007 and continued to record operating losses.  This caused management to critically evaluate the long term viability of the business and after careful deliberation elected to cease operations and discontinue the business.  Regarding operations in India, with the discontinuation of GaN products and the logistics and time constraints for APACN’s’ fiber patch cords, the benefit has been less than expected.  As a result India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the subsidiary.  In addition, the Company elected to close its Blaine facility because it was primarily dedicated to the Optronics segment.

Sale of India Operations

On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former chief executive officer of the Company, Dr. Anil K. Jain.  The purchase price of $504,499 was paid by delivery of a five year promissory note.  The note is secured by a pledge of Company stock by Dr. Jain, a pledge by Dr. Jain of payments under his Separation Agreement with the Company, and a personal guaranty by Dr. Jain. The purchase price was determined by the independent directors to be fair and reasonable to the Company.  The current portion of the note receivable is presented within “prepaid expenses and other” and the long term portion is reflected as note receivable on the balance sheet.  The Company recorded a loss of approximately $127,000 on the sale that is presented in discontinued operations in the consolidated statements of operations.

Discontinuance of Optronics Segment

The Company ceased all remaining operations related to the Optronics segment in June of 2007.  Substantially all employees related to the Optronics segment were terminated prior to June 30, 2007.  The Company recorded expense of $78,109 for one time termination benefits.  The decision to close its facility in Blaine, Minnesota, that was fully dedicated to the Optronics segment, occurred in June of 2007.  The Company recorded a charge of $418,044 for remaining contract obligations costs through November of 2009 as the facility will not provide any economic benefit to the Company in the future. A portion of the contract obligation, $171,000, is reflected as a current liability of discontinued operations, the balance $204,000, is included in long term liabilities of discontinued operations (see also Note S). The Company recorded asset impairment charges of $367,928 related to the write-off of inventory and write-down of fixed assets to their realizable value.  The assets remaining that will not be retained will be sold or disposed of.

Operating results related to the discontinuance of the Optronics segment, including APA India, for the six months ended September 30, 2007 and 2006 and for they years ended March 31, 2007 and 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below:

	Six Months Ended September 30,
	2007	2006
Net Sales	$28,324	$83,919
Cost of goods sold	231,420	303,881
Gross profit	(203,096)	(219,962)
Operating expenses	711,724	390,051
Loss from discontinued operations	$(914,820)	$(610,013)

	Years Ended March 31,
	2007	2006
Net Sales	$196,342	$76,8949
Cost of goods sold	648,471	1,073,145
Gross profit	(452,129)	(996,251)
Operating expenses	856,964	1,172,739
Loss from discontinued operations	$(1,309,093)	$(2,168,990)

NOTE E – SEVERANCE AGREEMENT
Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.
Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company has recorded a severance charge of $397,000 in the statement of operations and the short term portion of the liability is include in accrued compensation and the long term portion of the liability is included in other long term liabilities.  This severance provision applies notwithstanding the absence of a "change of control”.

NOTE F – CLOSING OF THE ABERDEEN FACILITY

The Company ceased all of its operations in its Aberdeen facility during the later part of fiscal year 2006 as a part of its consolidation of manufacturing operations. The Company-owned facility, located approximately on a 10-acre parcel, is designated for lease or sale after sub-division of the land into two 5-acre parcels. The Company does not have a formal plan for leasing or selling the facility and thus the building remains classified as property, plant and equipment as of September 30, 2007.

The Company plans to retain the 5-acre vacant land for potential future use. Subsequent to September 30, 2007 the Company leased a portion of this facility (see Note S). The facility was built using proceeds from bonds issued by the South Dakota Economic Development and Finance Authority. In August 2006, the Company paid $871,911 into an escrow account to retire the bonds. These funds, reflected as Bond Reserve Funds, were used to make final payment on the bonds on October 1, 2006, the next bond redemption date. The payment was made pursuant to a Notice of Default and Acceleration received by the Company. The primary reason for the notice was related to the Company ceasing all of its South Dakota operations in the latter part of fiscal year 2006 as part of its consolidation of manufacturing operations. The Company made timely interest and principal payments, and the reason for the notice was not related to the payments.

NOTE G – SALE OF METAL ORGANIC CHEMICAL VAPOR DEPOSITION (MOCVD) OPERATIONS

In March 2006, the Company sold certain equipment and related intellectual property related to its MOCVD operations to an unrelated party for a total consideration of $1.9 million in cash and a license back of the technology within a specified field of use.  The asset purchase agreement includes an additional consulting agreement for up to $100,000 over the course of one year.  The Company recorded a gain of approximately $1.2 million on the sale in the fourth quarter of fiscal 2006 which has been presented as a discontinued operation.

NOTE H – INVENTORIES

Inventories consist of the following at

	September 30,	March 31,	March 31,
	2007	2007	2006
Raw materials	$1,422,374	$1,072,081	$1,474,146
Work-in-process	50,468	23,525	33,083
Finished Goods	122,440	217,075	178,243
	$1,595,282	$1,312,681	$1,685,472

NOTE I  – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at:

	September 30,	March 31,	March 31,
	2007	2007	2006
Land	$56,195	$56,195	$56,195
Buildings	1,679,424	1,679,424	1,679,424
Manufacturing Equipment	602,432	610,777	613,904
Office Equipment	1,163,221	1,046,268	780,816
Leasehold Improvements	184,015	159,006	150,409
	3,685,287	3,551,670	3,280,748
Less accumulated depreciation and amortization	1,911,548	1,895,659	1,688,212
	$1,773,739	$1,656,011	$1,592,536

NOTE J – LONG-TERM DEBT

The following is a summary of the outstanding debt at:

	September 30,	March 31,	March 31,
	2007	2007	2006

Long term debt	$163,422	$197,599	$40,961
Less: current maturities	68,215	69,528	22,481
	$95,207	$128,071	$18,480

The above debt was secured by certain equipment of the Company.

Scheduled maturities of the Company’s long-term debt are as follows:

Years ending September 30,
2008	$68,215
2009	62,126
2010	33,081
$163,422

NOTE K  – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees.  The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan.  The Company’s contributions under this plan were $72,765, $127,000 and $114,000 for the periods ended September 30, 2007 and March 31, 2007 and 2006, respectively.

NOTE L – INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws.  Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability.  Accordingly, the Company has recorded a full valuation allowance at September 30, 2007 and March 31, 2007 and 2006, respectively.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30	March 31	March 31
	2007	2007	2006
Current deferred income tax assets:
Inventories	$129,463	$196,966	$160,129
Accrued expenses	478,294	199,945	194,841
	607,757	396,911	354,970
Long-term deferred income tax assets:
Intangibles	31,550	32,513	12,766
Net operating loss carryforwards	13,337,200	13,502,995	13,173,801
	13,368,750	13,535,508	13,186,567
Total deferred income tax assets	13,976,507	13,932,419	13,541,537
Long-term deferred income tax liabilities:
Property and equipment depreciation	20,022	36,067	151,104
Goodwill	77,701	29,161	272,454
	97,723	65,228	423,558

Total net deferred income taxes	13,878,784	13,867,191	13,117,979
Valuation allowance	(13,956,485)	(13,896,352)	(13,390,433)
Total	$(77,701)	$(29,161)	$(272,454)

NOTE L – INCOME TAXES–  Continued

As of September 30, 2007, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $34,201,000 which expire in fiscal years 2008 to 2027. To date the Company has not completed a Section 382 analysis.  If certain ownership changes occurred under Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate for period as of:

	Percent of Pre-tax Income
	September 30,	March 31,	March 31,
	2007	2007	2006
Federal statutory rate	(34%)	(34%)	(34%)
State income taxes	(5%)	(5%)	(5%)
Permanent differences	3%	9%	7%
Expiration of net operating loss carryforwards	35%	-%	-%
Other	-%	(1%)	1%
Change in valuation allowance	5%	21%	40%
Tax rate	4%	(10%)	9%

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30,	March 31,	March 31,
	2007	2007	2006
Current:
Federal	$-	$-	$-
State	3,100	5,800	3,117
	3,100	5,800	3,117
Deferred:
Federal	94,741	228,973	1,301,731
State	13,932	33,673	193,949
	108,673	262,646	1,495,680
Valuation allowance	(60,133)	(505,939)	(1,223,226)
Income tax expense (benefit)	$51,640	$(237,493)	$275,571

On June 1, 2006, the Treasury issued final regulations concerning the deduction for income attributable to domestic production activities under Section 199. Section 199 was enacted as part of the American Jobs Creation Act of 2004.  The Company examined the effect of these regulations and concluded the impact to be immaterial until all net operating losses have been fully utilized.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes(“FIN 48”), on April1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Both prior and subsequent to the adoption of FIN 48, the Company had no liability for unrecognized tax benefits.

NOTE L – INCOME TAXES –  Continued

The Company is subject to income taxes in the U.S.federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S.federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 1993.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company did not recognize any interest or penalties during the periods ended September 30, 2007, March 31, 2007and March 31, 2006.

NOTE M – SHAREHOLDERS’ EQUITY

The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series. The Company is authorized to issue 500 shares of preferred stock and 50,000,000 shares of common stock at $.01 par value. The Company has not issued any shares of preferred stock.

NOTE N – SHAREHOLDER RIGHTS PLAN

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

NOTE O – STOCK OPTIONS AND WARRANTS

Stock Options

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees.  Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a five-year period.  The maximum contractual term is normally six years.  The company issues new shares upon exercise of a stock option. The plans had 713,170 shares of common stock available for issue at September 30, 2007.

Option transactions under these plans during the two years ended March 31, 2007 and the transition period ended September 30, 2007 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at March 31, 2005	236,630	$3.28
Granted	65,000	1.39	$0.88
Canceled	(25,160)	3.75
Outstanding at March 31, 2006	276,470	2.80
Granted	40,000	1.31	$0.77
Cancelled	(83,320)	4.60
Outstanding at March 31, 2007	233,150	1.90
Granted	20,000	1.13	$0.59
Cancelled	(16,320)	3.50
Outstanding at September 30, 2007	236,830	1.72

The number of shares exercisable at September 30, 2007 and March 31, 2007 and 2006 was 111,530, 99,950 and 113,510 respectively, at a weighted average exercise price of $1.88, $2.30 and $3.83 per share, respectively.

NOTE O – STOCK OPTIONS AND WARRANTS– Continued

The following table summarizes information concerning currently outstanding and exercisable stock options at September 30, 2007:

Options outstanding

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	35,000	5.39 years	$1.19	$41,699
1.30-1.95	141,000	3.67 years	1.50	211,500
1.96-2.93	60,830	1.82 years	2.54	154,545
	236,830	3.45 years	$1.72	$407,744

Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.29	15,000	4.92 years	$1.28	$19,200
1.30-1.95	52,700	3.27 years	1.50	78,908
1.96-2.93	43,830	1.72 years	2.54	111,192
	111,530	2.89 years	$1.88	$209,300

Stock Warrants

The following is a table of the warrants to purchase shares of the Company’s common stock:

	Warrants outstanding	Exercise price per share	Expiration date
Balance at March 31, 2005	446,731	$3.00 –17.84	2005 – 2008
Issued	-	-	-
Expired	(89,421)	6.00-17.84	2006
Balance at March 31, 2006	357,310	3.00 – 7.00	2007 – 2008
Issued	-	-	-
Expired	(7,310)	7.00	2007
Balance at March 31, 2007	350,000	3.00	2008
Issued	-	-	-
Expired	-	-	-
Balance September 30, 2007	350,000	3.00	2008

All warrants are exercisable upon date of grant.

NOTE P  – COMMITMENTS

The Company leases office and manufacturing facilities for its ongoing operations this lease is renewable and noncancelable.  In addition the Company had lease commitments for the Blaine building to a partnership consisting of two partners of which one is a major shareholder and director of the Company and the other partner is a significant shareholder.  An option to purchase the Blaine Building has been exercised (see Note R). Rental expense for the Company was $628,000, $459,000 and $585,000 for the six months ended September 30, 2007 and years ended March 31, 2007 and 2006, of which $84,000, $166,000 and $160,000 was paid to the partnership, respectively. The closure of the Optronics division housed in Blaine resulted in the Company recording a charge of $418,044 for remaining contract obligations costs through November of 2009 as the facility will not provide any economic benefit to the Company in the future. This amount is reflected in the $621,000 rent for the six months ended September 30, 2007.

The following is a schedule of approximate minimum payments required under the capital and operating leases:

Year ending September 30	Operating leases
2008	$347,300
2009	352,011
2010	252,483
2011	234,747
2012	241,773
Thereafter	292,236

Total minimum lease payments	$1,720,550

In February, 2007 the Company’s subsidiary APACN began implementing a new enterprise system and entered into a contract to pay approximately $266,000 over a 3 year period for software related to part number configuration and production scheduling.

NOTE Q – CONCENTRATIONS

Suppliers

The Company purchases raw materials, component parts and outsourced labor from many suppliers. Although many of these items are single-sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and the Company cannot guarantee that sufficient quantities or quality of raw materials, component parts and outsourced labor will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices. One vendor supplies approximately 10% of total raw material purchases

Customers

Three customers comprised approximately 22% of total sales for the six months ended September 30, 2007; 11%, 7% and 4% respectively. Two customers comprised approximately 23% of total sales for the year ended March 31, 2007, 11% and 12% respectively. No single customer accounted for more than 10% of the Company’s sales for the years ended March 31, 2006.

NOTE R – CAPITALIZED INTERNAL USE SOFTWARE COSTS

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year.These costs consist of payments made to third parties.Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense relating to such capitalized software was $5,000, $3,000 and $0 for the six months ended September 30, 2007and the years ended March 31, 2007and 2006, respectively. Unamortized capitalized internal use software costs, included in Office Equipment,at September 30, 2007and March 31, 2007were $431,000and $243,000, respectively.

NOTE S – SUBSEQUENT EVENTS

Blaine Facility

On October 30, 2007the Company purchased its previous corporate headquarters in Blainefor $1,500,000 under the provisions of its option to purchase as stated in its lease from Jain-Olsen Properties. The Company as owner of the building canceled the lease to itself. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $373,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007and will be taken into incomeduringthe three months ending December 31, 2007. The Company, on the same day, thensold the land and building for $1,450,000 incurring a loss of $52,000.

Aberdeen Facility

On October 1, 2007the Company successfully entered into a lease agreement for its Aberdeen, South Dakotafacility which allows the tenant first opportunity to purchase the building over the upcoming three year period.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. We have identified a material weakness related to the Company’s disclosure controls including classification of investments and other financial reporting areas that resulted in a restatement of the Company’s prior years’ balance sheets and statements of cash flows.  Based on such evaluation has concluded that the Company’s disclosure controls and procedures are not effective.  The Company is currently evaluating the appropriate changes in its control processes and financial reporting capabilities.

During the fiscal quarter ended September 30, 2007, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

There were no events during the quarter ended September 30, 2007 required to be disclosed on Form 8-K which were not so disclosed.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

Information regarding directors and the information required by Items 11 and 13, below, is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2008.

ITEM 10.	EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by Item 11 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in February 2008. The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of September 30, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	236,830	$1.72	713,170
Equity compensation plans not approved by security holders	350,000	$3.00	Not applicable*
Total	586,830	$2.48	713,170

* These securities are comprised solely of warrants that were not issued pursuant to any formal plan with an authorized number of securities available for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 12 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2008.

PART IV

ITEM 13.	EXHIBITS

(a)	(1)	The following financial statements are filed herewith under Item 8.

(i)	Report of Independent Registered Public Accounting Firm for the six months ended September 30,2007 and the years ended March 31, 2007, and 2006

(ii)	Consolidated Balance Sheets as of September 30, 2007 and March 31, 2007

(iii)	Consolidated Statements of Operations for the six months ended September 30,2007 and the years ended
March 31, 2007 and, 2006
(iv)	Consolidated Statement of Shareholders’ Equity for the six months ended September 30, 2007 and the years ended March 31, 2007 and 2006

(v)	Consolidated Statements of Cash Flows for the six months ended September 30,2007 and the years ended March 31, 2007 and 2006

(vi)	Notes to the Consolidated Financial Statements for the six months ended September 30, 2007 and the years ended March 31, 2007 and 2006

(2)	Financial Statement Schedules: See Schedule II on page following signatures.

(b)	Exhibits. See Exhibit Index.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APA Enterprises, Inc.

Date: December 21, 2007	By	/s/ Cheryl Beranek Podzimek
Cheryl Beranek Podzimek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl Beranek Podzimek	President, Chief Executive Officer and	December 21 , 2007
Cheryl Beranek Podzimek	Director (principal executive officer )

/s/ Bruce G. Blackey	Chief Financial Officer (principal	December 21, 2007
Bruce G. Blackey	financial and accounting officer)

/s/ John G. Reddan	Director	December 21, 2007
John G. Reddan

/s/ Ronald G. Roth	Director	December 21, 2007
Ronald G. Roth

/s/ Anil K. Jain	Director	December 21, 2007
Anil K. Jain

/s/ Stephen L. Zuckerman MD	Director	December 21, 2007
Stephen L. Zuckerman

/s/ Donald R. Hayward	Director	December 21, 2007
Donald R. Hayward

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to: Cost and Expenses	Charged to: Other Accounts		Deductions		Balance at End of Period

Allowance for doubtful accounts
September 30, 2007	$78,500	$-	$843	(1)	$370	(2)	$78,973
March 31, 2007	77,831	-	5,550	(1)	4,881	(2)	78,500
March 31, 2006	57,107	18,000	6,121	(1)	3,397	(2)	77,831

(1) Represents recovery of bad debt and other adjustments
(2) Represents write-offs of bad debt

REPORT OF INDEPENDENT REGISTERED CERTIFIED

PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Shareholders

APAEnterprises, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of APA Enterprises, Inc. and subsidiaries referred to in our report dated December 21, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying Schedule II is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
December 21, 2007

EXHIBIT INDEX

Number	Description	Page Number or Incorporated by Reference to
2.1	Asset Purchase Agreement between APACN and CSP, Inc.	Exhibit 2.1 to Form 8-K filed March 31, 2003
2.1	Asset Purchase Agreement between APACN and Americable, Inc.	Exhibit 2.1 to Form 8-K filed July 2, 2003
2.2	Agreement Not to Compete with Peter Lee as part of CSP asset purchase	Exhibit 2.2 to Form 8-K filed March 31, 2003
2.3	Asset Purchase Agreement between APA Enterprises, Inc. and Software Moguls India Private Limited and S M Infoexpert Private Limited	Exhibit 2.3 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005
3.1	Restated Articles of Incorporation, as amended to date	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Restated Articles of Incorporation, as amended to date thru August 25, 2004	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated to date	Exhibit 3.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1999
4.1(a)	State of South Dakota Board of Economic Development $300,000 Promissory Note, REDI Loan: 95-13-A	Exhibit 4.1(a) to the Report on 10-QSB for the quarter ended June 30, 1996 (the “June 1996 10-QSB”)
4.1(b)	State of South Dakota Board of Economic Development Security Agreement REDI Loan No: 95-13-A dated May 28, 1996	Exhibit 4.1(b) to the June 1996 10-QSB
4.2(a)	$700,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(a) to the June 1996 10-QSB
4.2(b)	$300,000 Loan Agreement dated June 24, 1996 between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(b) to the June 1996 10-QSB
4.2(c)	$250,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(c) to the June 1996 10-QSB

Number	Description	Page Number or Incorporated by Reference to
4.2(d)	$300,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(d) to the June 1996 10-QSB
4.2(e)	Amended Loan Agreement with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(e) to Registrants Report on Form 10-K for fiscal year ended March 31, 2004
4.2(f)	Purchase Agreement for land with Aberdeen Development Corporation and APA Enterprises, Inc.	Exhibit 4.2(f) to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005
4.3(a)	Loan Agreement between South Dakota Economic Development Finance and APA Enterprises, Inc.	Exhibit 4.3(a) to the June 1996 10-QSB
4.3(b)	Mortgage and Security Agreement – One Hundred Day Redemption from APA Enterprises, Inc. to South Dakota Economic Development Finance Authority dated as of June 24, 1996	Exhibit 4.3(b) to the June 1996 10-QSB
4.4(a)	Subscription and Investment Representation Agreement of NE Venture, Inc.	Exhibit 4.4(a) to the June 1996 10-QSB
4.4(b)	Form of Common Stock Purchase Warrant for NE Venture, Inc.	Exhibit 4.4(b) to the June 1996 10-QSB
4.5(a)	Certificate of Designation for 2% Series A Convertible Preferred Stock	Exhibit 4.5(a) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)
4.5(b)	Form of common stock warrant issued in connection with 2% Series A Convertible Preferred Stock	Exhibit 4.5(b) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)
4.6	Common Stock Purchase Warrant issued to Ladenburg Thalmann & Co. Inc. to purchase 84,083 shares	Exhibit 4.6 to Registrant’s Report on Form 10-K for fiscal year ended March 31, 2000 (“2000 10-K”)
4.7	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000
4.8	Common Stock Warrant Purchase Agreement with Peter Lee as part of CSP asset purchase	Exhibit 4.8 to Form 8-K filed March 31, 2003
10.1(a)	Sublease Agreement between the Registrant and Jain-Olsen Properties and Sublease Agreement and Option Agreement between the Registrant and Jain-Olsen Properties	Exhibit 10.1 to the Registration Statement on Form S-18 filed with the Chicago Regional Office of the Securities and Exchange Commission on June 26, 1986

Number	Description	Page Number or Incorporated by Reference to
10.1(b)	Amendment and Extension of Sublease Agreement dated August 31, 1999	Exhibit 10.1(b) to 2000 10-K
10.1(c)	Lease Agreement between Registrant and Jain-Olsen Properties	Exhibit 10.1(c) to Registrant’s Form 10Q-SB for quarter ended September 30, 2004
*10.2(a)	Stock Option Plan for Nonemployee Directors	Exhibit 10.3a to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1994 (the “1994 10-KSB”)
*10.2(b)	Form of option agreement issued under the Nonemployee Directors Plan	Exhibit 10.3b to 1994 10-KSB
*10.3	1997 Stock Compensation Plan	Exhibit 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1997
*10.4	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1990
*10.5	Form of Agreement regarding Repurchase of Stock upon Change in Control Event with Anil K. Jain and Kenneth A. Olsen	Exhibit 10.1 to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1997 (“September 1997 10-QSB”)
*10.6	Form of Agreement regarding Employment/Compensation upon Change in Control with Messrs. Jain and Olsen	Exhibit 10.2 to the September 1997 10-QSB
*10.7	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Report on From 10-K for the fiscal year ended March 31, 2002.
10.8	Sublease agreement between Newport and APACN	Exhibit 10.8 to Registrant’s Report of Form 10-QSB for the quarter ended June 30, 2003
10.9	Sublease agreement between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 to Registrant’s Report of Form 10-K for the fiscal year ended March 31, 2004
10.9(b)	Amendment to sublease between Veeco Compound Semiconductor and APA Enterprises, Inc.	Exhibit 10.9 (b) to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2004
*10.10	Ken Olsen Separation Agreement	Exhibit 10.10 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004
*10.11	Stock option agreement with Cheryl Podzimek, President of APACN	Exhibit 10.11 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

Number	Description	Page Number or Incorporated by Reference to
10.12	Agreements on sale of MOCVD Assets	Exhibit 10.12 to Registrant’s Report on for 8-K filed March 10, 2006
10.13	Patent and Technology and Revenue Sharing License Agreement	Exhibit 10.13 to Registrant’s Report on for 8-K filed March 10, 2006
10.14	Lease agreement between Bass Lake Realty, LLC and APACN	Exhibit 10.14 to Registrant’s Report of form 10-K for fiscal year ended March 31, 2006
*10.15	2007 Stock Compensation Plan	Exhibit 10.15 to Registrant’s Registration Statement on Form S-8 POS filed on August 24, 2007
10.16	Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control	Exhibit 10.16 to Registrant’s Report on for 8-K filed June 29, 2007
10.17	Supplemental Separation Agreement with A. Jain	Exhibit 10.17 to Registrant’s Report on for 8-K filed June 29, 2007
10.18	Stock Purchase Agreement	Exhibit 10.18 to Registrant’s Report on for 8-K filed June 29, 2007
10.19	Promissory Note	Exhibit 10.19 to Registrant’s Report on for 8-K filed June 29, 2007
10.20	Guaranty-AK Jain	Exhibit 10.20 to Registrant’s Report on for 8-K filed June 29, 2007
10.21	Stock Pledge Agreement	Exhibit 10.21 to Registrant’s Report on for 8-K filed June 29, 2007
10.22	Separation Payments Pledge Agreement	Exhibit 10.22 to Registrant’s Report on for 8-K filed June 29, 2007
10.23	Agreement to Provide Additional Collateral	Exhibit 10.23 to Registrant’s Report on for 8-K filed June 29, 2007
10.24	Non-Compete Agreement	Exhibit 10.24 to Registrant’s Report on for 8-K filed June 29, 2007

Number	Description	Page Number or Incorporated by Reference to
14	Code of Ethics	Exhibit 14 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004
21	List of Subsidiaries	**
23.1	Consent of Grant Thornton LLP	**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.

** Filed with this Report.