Form 10QSB
period 2007-12-31
Clearfield, Inc.
filed 2008-02-13
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16106

Clearfield, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5480 Nathan Lane North, Suite 120, Plymouth, Minnesota 55442
(Address of principal executive offices and zip code)

(763) 476-6866
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	January 23, 2008
Common stock, par value $.01	11,872,331

CLEARFIELD, INC.
 FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,158,117	$3,304,645
Available for sale securities	5,050,000	2,825,000
Accounts receivable, net	1,771,608	2,418,651
Inventories	1,565,345	1,595,282
Other current assets	167,557	102,473
Total current assets	9,712,627	10,246,051

PROPERTY, PLANT AND EQUIPMENT, net	1,798,226	1,773,739
OTHER ASSETS
Goodwill	2,570,511	2,570,511
Other	284,309	281,589
Notes receivable	466,303	469,678
TOTAL OTHER ASSETS	3,321,123	3,321,778

TOTAL ASSETS	$14,831,976	$15,341,568

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2007	September 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long term debt	$65,734	$68,215
Accounts payable	1,019,283	1,176,280
Accrued compensation	620,574	958,023
Accrued expenses	134,765	107,209
Current liabilities of discontinued operations	-	205,885
Total current liabilities	1,840,356	2,515,612

LONG-TERM DEBT, net of current maturities	80,163	95,207
DEFERRED RENT	87,340	85,059
DEFERRED INCOME TAXES	101,971	77,701
OTHER LONG TERM LIABILITIES	102,277	150,470
LONG TERM OBLIGATIONS OF DISCONTINUED OPERATIONS	-	204,832
Total Liabilities	2,212,107	3,128,881

SHAREHOLDERS’ EQUITY
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, $ .01 par value; 50,000,000 authorized shares; 11,872,331 shares issued and outstanding at December 31, 2007 and September 30, 2007	118,723	118,723
Additional paid-in capital	52,049,021	52,037,207
Accumulated deficit	(39,547,875)	(39,943,243)
TOTAL SHAREHOLDERS’ EQUITY	12,619,869	12,212,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,831,976	$15,341,568

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Revenues	$4,697,440	$4,504,508

Cost of revenues	3,247,969	3,149,315

Gross profit	1,449,471	1,355,193

Operating expenses:
Selling, general and administrative	1,422,459	1,430,288
(Gain) loss on sale of assets, net	-	(727)
	1,422,459	1,429,561

Income (loss) from continuing operations	27,012	(74,368)

Interest income	87,806	89,278
Interest expense	(3,136)	(39)
Other income (expense), net	13,417	189
	98,087	89,428

Income from continuing operations before income taxes	125,099	15,060

Income tax expense (benefit)	27,170	26,520

Net income (loss) from continuing operations	97,929	(11,460)
Net income (loss) from discontinued operations	342,390	(421,240)
Net gain (loss) on disposal of assets of discontinued operations	(44,951)	3,332
Total Income (loss) from discontinued operations	297,439	(417,908)
Net income (loss)	$395,368	$(429,368)

Net income (loss) per share (basic and diluted):
Continuing operations	$0.01	$0.00
Discontinued operations	$0.02	$(0.04)
Total	$0.03	$(0.04)

Weighted average shares outstanding
Basic and diluted	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended December 31, 2007 and transition period ended September 30, 2007

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	Capital	loss	deficit	equity

Balance at March 31, 2007	11,872,331	118,723	52,018,729	(8,164)	(38,652,804)	13,476,484
Stock based compensation expense	-	-	18,478	-	-	18,478
Foreign currency translation	-	-	-	8,164	-	8,164
Net loss	-	-	-	-	(1,290,439)	(1,290,439)
Comprehensive loss						(1,282,275)
Balance at September 30, 2007	11,872,331	118,723	52,037,207	-	(39,943,243)	12,212,687
Stock based compensation expense	-	-	11,814	-	-	11,814
Net income	-	-	-	-	395,368	395,368
Balance at December 31, 2007	11,872,331	$118,723	$52,049,021	$-	$(39,547,875)	$12,619,869

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2007	2006
		(Restated)
Cash Flow from operating activities
Net income (loss)	$395,368	$(429,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120,673	137,652
Deferred taxes	24,270	24,270
Gain (loss) on disposal of assets	55,251	(4,059)
Stock based compensation	11,814	9,951
Lease termination accrual	(362,028)	-
Changes in operating assets and liabilities:
Accounts receivable, net	647,043	655,267
Inventories	29,937	231,481
Prepaid expenses and other	(64,429)	(31,047)
Accounts payable and accrued expenses	(493,575)	(454,321)
Net cash provided by operating activities	364,324	139,826

Cash flow from investing activities
Purchases of property and equipment	(1,719,951)	(32,879)
Proceeds from sale of assets	1,451,624	44,000
Purchase of available for sale securities	(3,675,000)	(3,800,000)
Sale of available for sale securities	1,450,000	3,500,000
Net cash used by investing activities	(2,493,327)	(288,879)

Cash flow from financing activities
Repayment of long-term debt	(17,525)	-
Withdrawal of bond reserve funds, net	-	41,974
Net cash used in financing activities	(17,525)	41,974

Foreign currency translation	-	16,761

Decrease in cash and cash equivalents	(2,146,528)	(90,318)

Cash and cash equivalents at beginning of period	3,304,645	1,754,335

Cash and cash equivalents at end of period	$1,158,117	$1,664,017

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,136	$11,449
Income taxes	2,900	2,250

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and with the instructions of Regulation S-B as they apply to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the transition period ended September 30, 2007.

In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

Effective January 2, 2008 the company changed its name from APA Enterprises, Inc. to Clearfield, Inc.

In the Transition Report for the period ended September 30, 2007, the Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2006 and 2006. These restatements resulted in a change in the classification of investments in auction rate securities, previously classified as cash and cash equivalents, to available for sale securities for each of the periods presented in the accompanying consolidated balance sheet and statements of cash flows. The Statement of Cash Flows for the three months ended December 31, 2006 reflects our investments in conformity with the appropriate classifications as available for sale securities

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  Actual results could differ from the estimates used by management.

The consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of Clearfield, Inc.

Note 2.  Net Income (Loss) Per Share

Basic income and diluted (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common equivalent shares outstanding during each period.

Common stock options and warrants to purchase 794,700 and 588,565 shares of common stock with a weighted average exercise price of $2.12 and $2.61 were outstanding at December 31, 2007 and 2006, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

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

Blaine Facility

On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine, Minnesota for $1,500,000 under the provisions of its option to purchase as stated in its lease with Jain-Olsen Properties. The Company, as owner of the building, canceled the lease to itself. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $342,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and was taken into income during the three months ending December 31, 2007. The Company, on the same day, then sold the land and building for $1,450,000 incurring a loss of $55,000.

Aberdeen Facility

On October 1, 2007 the Company successfully entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the upcoming three year period.

Prior Year

Discontinued operations for the three month period ended December 31, 2006 consisted of losses incurred in the operations of APA India $38,000 and APA Optics of $380,000 for a total of approximately $418,000.

Note 4.  Severance Agreement

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his salary as of the date of termination of employment ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company has recorded a severance charge in the statement of operations during the transition period ended September 30, 2007 and the short term portion of the liability is included in accrued compensation and the long term portion of the liability is included in other long term liabilities. This severance provision applies notwithstanding the absence of a "change of control”.

Note 5.  Stock Based Compensation

Commencing April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

During the period ended December 31, 2007 the Company granted 208,700 stock options to employees with a six year term and an exercise price of $1.09.  The fair value of the options granted was $.44 per share.

The Company recorded $11,814 and $9,951 of related compensation expense for the three month periods ended December 31, 2007 and 2006, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of December 31, 2007, $141,538 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 4.48 years.

Note 6.  Inventories

Inventories consist of the following as of:

	December 31, 2007	September 30, 2007
Raw Materials	$1,419,828	$1,422,374
Work-in-progress	30,793	50,468
Finished Goods	114,724	122,440
	$1,565,345	$1,595,282

Note 7.  Major Customer Concentration

One customer comprised approximately 13% of total sales for the three months ended December 31, 2007 and another customer comprised 12% of accounts receivable. Two customers comprised 23% of total sales for quarter ended December 31, 2006 and one of those accounted for 17% of accounts receivable.

Note 8.  Income Taxes – Adoption of Financial Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109(“FIN48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48, on April 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Both prior and subsequent to the adoption of FIN 48, the Company had no liability for unrecognized tax benefits.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities for all prior years.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  The Company has no accrual related to the payment of interest and penalties at October 1, 2007, due to no outstanding tax issues.  There has been no subsequent change to accrued interest and penalties since the end of fiscal 2007.

Note 9.  Recently Issued Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently assessing the potential impact that the adoption of this Statement will have on its financial statements

Note 10.  Certain Relationships and Transactions

India Facility.  Prior to June 28, 2007, Kul B. Jain, brother of our former chief executive officer, Anil K. Jain, was a director of our APA Optronics (India) Private Limited subsidiary that was established in fiscal 2005.  Kul B. Jain was paid approximately $250 per month in this position. He was not an employee of APA Optronics (India) or Clearfield, Inc. (formerly APA Enterprises, Inc.).  On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over 5 years and is secured by pledges of stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain.

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

OVERVIEW

On January 2, 2008, Clearfield, Inc., formerly known as APA Enterprises, Inc., consolidated its sole subsidiary APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. Since the discontinuation of the Optronics business, the operations of the company consisted solely of the operations of APACN.

The Company focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”).  Over the past four years the Company has expanded its product offerings and broadened its customer base. We continue to see positive trends in the business segments we serve and believe our solid reputation of quality service and competitive and innovative product line which will permit us achieve our growth plans.

Management periodically conducts a critical review of its business operations.  During the review of the Optronics business segment it became clear that the scale of the business was not capable of generating a positive income or cash flow. Therefore, management took the necessary steps to eliminate any further losses and recommended to the Board of Directors (“BOD”) to discontinue operations. The BOD accepted the recommendations and the Company moved forward to recognize the costs of closing the Optronics business and the related costs of closing the Blaine facility.

With the discontinuation of GaN products and the logistics and time constraints for APACN’s fiber patch cords, the benefit of manufacturing in India has been less than expected.  As a result India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s India subsidiary. On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former Chief Executive Officer of the Company, Dr. Anil K. Jain.

Dr. Anil K. Jain resigned as Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Chairman of the Board of Directors of the Company effective June 28, 2007. His resignation triggered an agreement that requires payment of his then current salary ($190,000 per year) for 24 months after the date of termination of his employment. As a result, the Company has recorded a severance charge of $397,481 in the statement of operations during the transition period ended September 30, 2007. The short term portion of the liability is included in accrued compensation and the long term portion of the liability is included in other long term liabilities. The balance of this liability as of December 31, 2007 is $301,094 (see Note 4. Severance Agreement).

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 VS. THREE MONTHS ENDED DECEMBER 31, 2006

The Company had consolidated revenues of $4,697,000 for the three months ended December 31, 2007 compared to revenues of $4,505,000 for the comparable quarter in 2006, an increase of 4% or $192,000. This increase is the result of growth of existing customer sales.

GROSS PROFIT AND COST OF SALES

Gross profit increased $94,000, or 7%, to $1,449,000 compared to $1,355,000 for the same quarter in 2006.  Gross profit as a percent of revenue was 31% in the current quarter as compared to 30% in the same quarter of 2006.  The increase in margin percentage reflects on the results of ongoing programs to reduce the cost of products through a combination of product re-design, process improvement, global sourcing of components, and outside manufacturing.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G, & A) expenses during the three months ended December 31, 2007 were flat at $1,422,000 compared to $1,430,000 in the same quarter of 2006.

INCOME (LOSS) FROM OPERATIONS

The Company recorded income of $27,000, an increase of $101,000 over the prior comparable period. The increase in income is attributable to increased sales, improved gross margins, and the elimination of unprofitable operations.

OTHER INCOME AND EXPENSE

Consolidated other income increased slightly by $9,000 to $98,000 compared to $89,000 for the comparable period in 2007.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

The net income for the quarter was $98,000 or $0.01 per share compared to a loss of $11,000, or $0.00 per share, in the comparable period in 2006.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations of $342,000 was recorded in the three month period ended December 31, 2007, primarily as a result of the lease termination for the Blaine building obligation. On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine, Minnesota for $1,500,000 under the provisions of its option to purchase as stated in its lease from Jain-Olsen Properties. The Company, as owner of the building, canceled the lease to itself. The lease was scheduled to run through November of 2009. The termination of the lease resulted in the elimination of approximately $362,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and was taken into income during the three months ending December 31, 2007. For the same period in 2006 loss from discontinued operations was $421,000.

The loss on disposal of assets for income for the period ended December 31, 2007 was $45,000. As described in the above paragraph, the Company purchased it Blaine, Minnesota facility on October 30, 2007 for $1,500,000. The Company, on the same day, then sold the land and building for $1,450,000 incurring a loss on sale of $55,000. In addition, during the current period miscellaneous assets relating to the discontinued operations were sold creating income of approximately $10,000 reducing the loss on sale to $45,000. For the same period in 2006, the gain on disposal of assets was $3,000.

NET INCOME (LOSS)

Net income increased by $824,000 approximately a 192% over the comparable period in 2006. The company recorded net income of $395,000 for the quarter ended December 31, 2007 compared to a loss of $429,000 for the comparable period for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $1,158,000 at December 31, 2007, a decrease of $2,147,000, compared to $3,305,000 as of September 30, 2007. The reasons for this are decreases as described below under the captions “Operating Activities, Investing Activities” and “Financing Activities”. We believe we have sufficient funds for operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities from both continuing operations and discontinued operations for the three month period ended December 31, 2007 was $364,000. This cash inflow was primarily due to income of $395,000 from continuing and discontinued operations, depreciation of $121,000, and a reduction of accounts receivable of $647,000. This was offset by a reduction in accounts payable and accrued expenses of $494,000 and non-cash charges related to discontinued operations of $307,000.

Net cash provided by operating activities from both continuing operations and discontinued operations for the three month period ended December 31, 2006 was $140,000. This cash inflow was primarily due to a reduction of accounts receivable of $655,000, inventory of $ 231,000 and depreciation of $138,000. This was offset by a net operating loss of $429,000 and reduction in accounts payable $454,000.

Investing Activities

We invest our excess cash in Auction Rate Securities to obtain a market rate return on our excess cash. During the three month period ended December 31, 2007 we utilized cash to purchase $3,675,000 of securities and received $1,450,000 on the sale of like securities.  During the same period we utilized $1,500,000 to purchase the Blaine building and subsequently received proceeds on the sale of $1,450,000. Purchases of capital equipment, enterprise resource planning software and implementation services consumed $219,000 of cash.

In the three months ended December 31, 2006 we utilized cash to purchase $3,800,000 of securities and received $3,500,000 on the sale of like securities as part of our excess cash investment program. In addition we purchased equipment of $33,000 and sold equipment for $44,000.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2007 totaled $18,000.

We received $42,000 from an escrow account; these funds were applied to interest expense associated with the over all reduction of debt for the Aberdeen building during the three month period ended December 31, 2006.

Noncash investing and financing

Our contractual obligations and commitments are summarized in the table below (in 000’s) as of December 31, 2007:

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$160	$75	$85	$-	$-
Leases	1,398	222	465	481	230
Total Contractual Cash
Obligations	$1,558	$297	$550	$481	$230

(1) Includes fixed interest ranging from 0.62% to 8.5%

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion or Plan of Operation. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-QSB and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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

Markets and Market Conditions

Our profitability can be adversely affected due to increased raw material costs.

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

Our inventory of raw material and supplies may incur significant obsolescence.

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

If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record impairment, restructuring charges or exit a particular business or product line. One customer comprised approximately 13% of total sales for the three months ended December 31, 2007 and another customer comprised 12% of accounts receivable. Two customers comprised 23% of total sales for quarter ended December 31, 2006 and one of those accounted for 17% of accounts receivable.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Transition Report for the transition period ended September 30, 2007.  The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.

ITEM 3 A (T).  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and determined the controls and procedures were ineffective. We have identified certain material weaknesses related to the Company and addressed them as follows:

•
The Company did not maintain effective controls over the accounting for certain auction rate securities. This oversight was discovered in the transition period ended September 30, 2007 and the financial statements were restated accordingly.

•	The Company did not maintain effective controls to ensure that it is regularly checking for appropriate compliance on all GAAP and SEC reporting matters as they change or become updated.

(b)
Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Remediation Efforts Related to Material Weaknesses

Management has created a board of directors Investment Committee to provide oversight on matters of banking relationships and investing of cash. In addition the Company is in the process of developing and implementing a formal investment policy. Company management is utilizing the expertise of its professional investment advisor to provide insight into an appropriate policy.

Management recognizes it cannot be expert in all of the complex matters of financial reporting as it is a constantly changing and technical environment. Therefore we will be procuring subscriptions to publications and services that provide regular updates regarding SEC and GAAP reporting. These services will include checklists to ensure the internal accounting staff has the necessary tools and resources to comply with both SEC and GAAP regulations. This service will also include continuing education for the Company’s professional accounting staff.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification required of Chief Financial Officer by Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification required of Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARFIELD, INC.

February 13, 2008

Signature: /s/ Cheryl Beranek Podzimek
Print Name: Cheryl Beranek Podzimek
Print Title: Chief Executive Officer (Principal Executive Officer)