Form 10QSB
period 2008-03-31
Clearfield, Inc.
filed 2008-05-12
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at March 31, 2008
Common stock, par value $.01	11,872,331

CLEARFIELD, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS UNAUDITED
CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	March 31, 2008	September 30, 2007
Assets
Current Assets
Cash and cash equivalents	$2,717,306	$3,304,645
Available for sale securities	-	2,825,000
Accounts receivable, net	2,789,467	2,418,651
Inventories	1,440,834	1,595,282
Other current assets	246,129	102,473
Total current assets	7,193,736	10,246,051

Property plant and equipment, net	1,735,330	1,773,739
Available for sale securities	3,136,000	-
Other Assets
Goodwill	2,570,511	2,570,511
Other	284,309	281,589
Notes receivable	453,028	469,678
Total other assets	3,307,848	3,321,778
Total Assets	$15,372,914	$15,341,568

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long term debt	$63,273	$68,215
Accounts payable	1,420,914	1,176,280
Accrued compensation	893,925	958,023
Accrued expenses	82,718	107,209
Current liabilities of discontinued operations	-	205,885
Total current liabilities	2,460,830	2,515,612

Long term debt, net of current maturities	64,798	95,207
Deferred rent	89,027	85,059
Deferred income taxes	122,193	77,701
Other long term liabilities	51,138	150,470
Long term obligations of discontinued operations	-	204,832
Total Liabilities	2,787,986	3,128,881

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, $ .01 par value; authorized 50,000,000 authorized shares; issued 11,872,331 shares	118,723	118,723
Additional paid-in capital	52,062,742	52,037,207
Accumulated deficit	(39,432,537)	(39,943,243)
Accumulated other comprehensive loss	(164,000)	-
Total shareholders’ equity	12,584,928	12,212,687
Total Liabilities and Shareholders’ Equity	$15,372,914	$15,341,568

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$5,442,493	$3,896,057	$10,139,933	$8,400,565

Cost of sales	3,676,929	2,895,912	6,924,898	6,045,227

Gross profit	1,765,564	1,000,145	3,215,035	2,355,338

Operating expenses
Selling, general and administrative	1,721,252	1,453,862	3,143,711	2,884,150
Goodwill impairment charge	-	852,000	-	852,000
Gain on disposal of assets	-	-	-	(727)
	1,721,252	2,305,862	3,143,711	3,735,423

Income (loss) from operations	44,312	(1,305,717)	71,324	(1,380,085)

Interest income	79,285	74,684	167,091	163,962
Interest expense	(2,836)	(549)	(5,972)	(588)
Other income	15,984	-	29,401	189
	92,433	74,135	190,520	163,563
Income (loss) before income taxes	136,745	(1,231,582)	261,844	(1,216,522)

Income tax expense (benefit)	21,407	(307,263)	48,577	(280,743)
Net income (loss) from continuing operations	115,338	(924,319)	213,267	(935,779)
Net income (loss) from discontinued operations	-	(200,005)	342,390	(614,581)
Net loss on disposal of assets of discontinued operations	-	(81,167)	(44,951)	(84,499)
Total income (loss) from discontinued operations	-	(281,172)	297,439	(699,080)
Net income (loss)	$115,338	$(1,205,491)	$510,706	$(1,634,859)

Net income (loss) per share:
Continuing operations	$0.01	$(0.08)	$0.02	$(0.08)
Discontinued operations	$0.00	$(0.02)	$0.02	$(0.06)
Basic and diluted	$0.01	$(0.10)	$0.04	$(0.14)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
Three Months Ended March 31, 2008
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	Capital	loss	deficit	equity

Balance at March 31, 2007	11,872,331	$118,723	$52,018,729	$ (8,164)	$(38,652,804)	$13,476,484
Stock based compensation expense	-	-	18,478	-	-	18,478
Foreign currency translation	-	-	-	8,164	-	8,164
Net loss	-	-	-	-	(1,290,439)	(1,290,439)
Comprehensive loss						(1,282,275)
Balance at September 30, 2007	11,872,331	118,723	52,037,207	-	(39,943,243)	12,212,687
Stock based compensation expense	-	-	11,814	-	-	11,814
Net income	-	-	-	-	395,368	395,368
Balance at December 31, 2007	11,872,331	118,723	52,049,021	-	(39,547,875)	12,619,869
Stock based compensation expense	-	-	13,721	-	-	13,721
Unrealized loss on available for sale securities	-	-	-	(164,000)	-	(164,000)
Net income	-	-	-	-	115,338	115,338
Comprehensive loss	-	-	-	-	-	(48,662)
Balance at March 31, 2008	11,872,331	$118,723	$52,062,742	$(164,000)	$(39,432,537)	$12,584,928

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Six Months Ended March 31,
	2008	2007
		(Restated)
Cash flow from operating activities
Net income (loss)	$510,706	$(1,634,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	265,427	354,603
Deferred taxes	44,492	(283,743)
Gain (loss) on disposal of assets	55,251	(85,226)
Stock based compensation	25,535	19,495
Goodwill impairment charge	-	852,000
Lease termination accrual	(362,028)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(370,816)	548,540
Inventories	154,448	484,914
Prepaid expenses and other	(129,726)	(24,395)
Accounts payable and accrued expenses	79,908	(256,214)
Net cash provided by (used in) operating activities	273,197	(24,885)

Cash flow from investing activities
Purchases of property and equipment	(1,801,809)	(289,453)
Proceeds from sale of assets	1,451,624	226,250
Purchase of available for sale securities	(3,675,000)	(6,900,000)
Sale of available for sale securities	3,200,000	6,500,000
Net cash used in investing activities	(825,185)	(463,203)

Cash flow from financing activities
Repayment of long-term debt	(35,351)	(2,541)
Withdrawal of bond reserve funds, net	-	40,836
Net cash provided by financing activities	(35,351)	38,295

Foreign currency translation	-	8,827

Decrease in cash and cash equivalents	(587,339)	(440,966)

Cash and cash equivalents at beginning of period	3,304,645	1,754,335

Cash and cash equivalents at end of period	$2,717,306	$1,313,369

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,836	$40,907
Income taxes	1,185	3,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and with the instructions of Regulation S-K as they apply to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s transition report on Form 10-KSB for the period ended September 30, 2007.

In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

In the Transition Report for the period ended September 30, 2007, the Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2007 and 2006. These restatements resulted in a change in the classification of investments in auction rate securities, previously classified as cash and cash equivalents, to available for sale securities for each of the periods presented in the accompanying consolidated balance sheet and statements of cash flows. The Statement of Cash Flows for the six months ended March 31, 2008 reflects our investments in conformity with the appropriate classifications as available for sale securities.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  Actual results could differ from the estimates used by management.

Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. into the Company (the “Parent – Subsidiary Merger”) and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Since the Parent – Subsidiary Merger on January 2, 2008, the Company has no subsidiaries. For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of Clearfield, Inc.

Note 2.  Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common equivalent shares outstanding during each period.

Common stock options and warrants to purchase 464,700 and 583,150 shares of common stock with a weighted average exercise price of $1.40 and $2.56 were outstanding at March 31, 2008 and 2007, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3.  Discontinued Operations

The Optronics business segment (GaN products) continued to experience lower than expected demand for its products and services during the year ended March 31, 2007 and continued to record operating losses. This caused management to critically evaluate the long term viability of the business and after careful deliberation elected to cease operations and discontinue the business. As a result of the discontinuation of GaN products and the logistics and time constraints for APACN’s’ fiber patch cords, India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s Indian subsidiary. In addition, the Company elected to close its Blaine, Minnesota facility because it was primarily dedicated to the Optronics segment.

Blaine Facility

On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine, Minnesota for $1,500,000 under the provisions of its option to purchase as stated in its lease with Jain-Olsen Properties. The Company, as owner of the building, canceled the lease to itself. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $342,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and was taken into income during the three months ending December 31, 2007. On the same day, October 30, 2007, the Company sold the land and building for $1,450,000 incurring a loss of $50,000.

Aberdeen Facility

On October 1, 2007 the Company entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the upcoming three year period.

Prior Year

Discontinued operations for the six month period ended March 31, 2008 consisted of income of approximately $297,000.  For the comparable six month period ended March 31, 2007 the Company incurred losses  in the operations of APA India and APA Optics for a total of approximately $699,000.

Note 4.  Severance Agreement

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain was being paid his salary as of the date of termination of employment ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company has recorded a severance charge in the statement of operations during the transition period ended September 30, 2007, the short term portion of the liability is included in accrued compensation and the long term portion of the liability is included in other long term liabilities. This severance provision applies notwithstanding the absence of a "change of control”.

Note  5. Marketable Securities and Long-Term Investments

Our long term investment portfolio consists of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 33 years. The ARS held by us are primarily backed by student loans and are over-collateralized, and are insured by and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Most of these auction rate securities were scheduled to reset every 7 to 28 days through a Dutch Auction process. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. As of February 28, 2008, ARS have experienced failed auctions, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity due to pressure in other segments of the securities markets. Under the contractual terms, the issuer is typically obligated to pay penalty interest rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. We determined that no other-than-temporary impairment losses existed as of March 31, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

At March 31, 2008 there was insufficient observable ARS market information available to determine fair value of our investments. Therefore, we estimated fair value by using a discounted cash flow model with factors including tax status, credit quality, Durant, levels of federal guarantees and likelihood of redemption.  Based on this analysis we recorded an unrealized loss of $164,000 related to our ARS investments and have classified the investments as long-term on our balance sheet as of March 31, 2008.  There was no tax impact due to our net operating loss position.  We believe this unrealized loss primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss.  Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize permanent impairment charges.

Note 6.  Warrants and Stock Based Compensation

Commencing April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

During the period ended March 31, 2008 the Company granted 20,000 stock options to non-employee directors with a six year term and an exercise price of $0.96.  The fair value of the options granted was $.54 per share.

The Company recorded $13,721 and $9,544 of related compensation expense for the three month periods ended March 31, 2008 and 2007, respectively.  The Company recorded $25,535 and $19,495 of related compensation expense for the six month periods ended March 31, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of March 31, 2008, $133,538 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.75 years.

In April of 2003, 350,000 warrants were issued at an exercise price of $3.00 per share, on March 31, 2008 they were unexercised and expired.

Note 7.  Inventories

Inventories consist of the following as of:

	March 31, 2008	September 30, 2007
Raw materials	$1,312,537	$1,422,374
Work-in-progress	14,219	50,468
Finished goods	114,078	122,440
	$1,440,834	$1,595,282

Note 8.  Major Customer Concentration

One customer comprised approximately 13% of total sales for the six months ended March 31, 2008 and another two customers comprised 23% of accounts receivable. Two customers comprised 25% of total sales for six months ended March 31, 2007 and one of those accounted for 18% of accounts receivable.

Note 9.  Recently Issued Accounting Pronouncements

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  We will adopt SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2, on October 1, 2008 and are evaluating the impact this pronouncement will have on our consolidated financial position or results of operations, especially as it relates to our auction rate securities.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS  No. 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will only have an impact if we execute applicable transactions after the effective date.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will only have an impact if we execute applicable transactions after the effective date.

Note 10.  Certain Relationships and Transactions

India Facility.  Prior to June 28, 2007, Kul B. Jain, brother of our former chief executive officer, Anil K. Jain, was a director of our APA Optronics (India) Private Limited subsidiary that was established in fiscal 2005.  Kul B. Jain was paid approximately $250 per month in this position. He was not an employee of APA Optronics (India) or Clearfield, Inc. (formerly APA Enterprises, Inc.).  On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over five years and is secured by pledges of stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain.

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

OVERVIEW

On January 2, 2008, Clearfield, Inc., formerly known as APA Enterprises, Inc., consolidated its sole subsidiary APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. Since the discontinuation of the Optronics business, the operations of the Company consist solely of the operations of APACN.

The Company focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”).  Over the past four years the Company has expanded its product offerings and broadened its customer base. We continue to see positive trends in the markets we serve and believe our solid reputation of quality service and competitive and innovative product line which will permit us achieve our growth plans.

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

As a result the discontinuation of GaN products and due to the logistics and time constraints for fiber patch cords, the Board of Directors  determined that was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s India subsidiary. On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former Chief Executive Officer of the Company, Dr. Anil K. Jain.

Dr. Anil K. Jain resigned as Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Chairman of the Board of Directors of the Company effective June 28, 2007. His resignation triggered an agreement that requires payment of his then current salary ($190,000 per year) for 24 months after the date of termination of his employment. As a result, the Company has recorded a severance charge of $397,481 in the statement of operations during the transition period ended September 30, 2007. The short term portion of the liability is included in accrued compensation and the long term portion of the liability is included in other long term liabilities. The balance of this liability as of March 31, 2008 is $249,956.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

REVENUE

The Company had consolidated revenues of $5,442,000 for the three months ended March 31, 2008 compared to revenues of $3,896,000 for the comparable period in 2007, an increase of 40% or $1,546,000. This increase is the result of growth of existing customer sales.

GROSS PROFIT AND COST OF SALES

Gross profit increased $765,000, or 77%, to $1,766,000 compared to $1,000,000 for the same quarter in 2007.  Gross profit as a percent of revenue was 32% in the current quarter as compared to 26% in the same quarter of 2007.  The increase in margin percentage reflects on the results of ongoing programs to reduce the cost of products through a combination of product re-design, process improvement, global sourcing of components, and outside manufacturing.

The Company anticipates gross margins and cost of sales for the upcoming quarter comparable to the three months ended March 31, 2008.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G & A) expenses during the three months ended March 31, 2008 were $1,721,000 or 31% of sales compared to $1,454,000 or 37% of sales in the same quarter of 2007 an increase of 18% or $267,000 this increase is the result of increased wages associated with additional staff and sales commissions and bonuses.

GOODWILL

For the period ended March 31, 2008 the Company did not incur any charges to Goodwill. In the comparable period for 2007 the Company completed its annual assessment of "Goodwill and Other Intangible Assets," in accordance with SFAS No. 142.  As a result of the assessment the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax).  The Company will conduct a similar assessment in the fourth quarter ending September 30, 2008.

INCOME (LOSS) FROM OPERATIONS

The Company recorded income of $44,000, for the period ended March 31, 2008 compared to a loss of $1,306,000 for the comparable quarter for 2007.  The increase in income is attributable to increased sales, improved gross margins, and the elimination of unprofitable operations.  Adjusting for the goodwill impairment charge, the loss for 2007 would have been $454,000.

OTHER INCOME AND EXPENSE

Other income increased slightly to $92,000 compared to $74,000 for the comparable period in 2007. The major component of income is interest earned on excess cash and long term investments. The increase over the comparable quarter was attributable to income received from the leasing of the Aberdeen, South Dakota building, amounting to approximately $16,000 for the quarter.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

The net income from continuing operations for the quarter ended March 31, 2008 was $115,000 or $0.01 per share compared to a loss of $924,000, or $0.08 per share, in the comparable period in 2007.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

There was no income from discontinued operations for the three months ended March 31, 2008. In the Comparable period for 2007, $281,000 was recorded. These costs were all related to the Optronics business of which $81,000 was related to the disposal of assets.

NET INCOME (LOSS)

The net income for the quarter ended March 31, 2008 was $115,000 or $0.01 per share compared to a loss of $1,205,000, or $0.10 per share, in the comparable period in 2007.

SIX MONTHS ENDED MARCH 31, 2008 VS. SIX MONTHS ENDED MARCH 31, 2007

REVENUE

The Company had consolidated revenues of $10,140,000 for the six months ended March 31, 2008 compared to revenues of $8,401,000 for the comparable six month period ended March 31 2007, an increase of 21% or $1,739,000. This increase is the result of growth of existing customer sales and products.

GROSS PROFIT AND COST OF SALES

Gross profit increased $860,000, or 36%, to $3,215,000 compared to $2,355,000 for the comparable period ended March 31, 2007.  Gross profit as a percent of revenue was 32% in the current quarter as compared to 28% in the same comparable period of 2007.  The increase in margin percentage reflects on the results of ongoing programs to reduce the cost of products through a combination of product re-design, new product introduction, process improvement, global sourcing of components and outside manufacturing.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated S, G, & A expenses during the six months ended March 31, 2008 were $3,144,000 compared to $2,884,000 for the same six months ended March 31, 2007, an increase of approximately $260,000 or 9%.

GOODWILL

For the six month period ended March 31, 2008 the Company did not incur any charges to Goodwill. In the comparable period for 2007 the Company completed its annual assessment of Goodwill and Other Intangible Assets, in accordance with SFAS No. 142.  As result of the assessment the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax).  The Company will conduct a similar assessment in the fourth quarter ended September 30, 2008.

INCOME (LOSS) FROM OPERATIONS

The Company recorded income of $71,000, for the period ended March 31, 2008 compared to a loss of $1,380,000 for the comparable period for 2007.  The increase in income is attributable to increased sales, improved gross margins, and the elimination of unprofitable operations.  Adjusting for the goodwill impairment charge the loss for 2007 would have been approximately $528,000.

OTHER INCOME AND EXPENSE

Other income increased $27,000 earning $191,000 for the six months ended March 31, 2008 compared to $164,000 for the comparable period in 2007. The major component of income is interest earned on excess cash and long term investments which was $167,000 for 2008 compared to $164,000 for the same period in 2007. The balance of the increase is from rent received from leasing our Aberdeen, South Dakota facility.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

The net income from continuing operations for the six months ended March 31, 2008 was $213,000 or $0.02 per share compared to a loss of $935,000, or $0.08 per share, in the comparable period in 2007.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations for the six months ended March 31, 2008 was $297,000 this was composed of a net loss of $56,000 on the purchase and sale of the Blaine building and the elimination of future lease obligations for the building of approximately $353,000. In the comparable period for 2007, The Company recorded a loss of $699,000, all related to the Optronics business of which $84,000 was related to the disposal of assets.

NET INCOME (LOSS)

The net income for the six months ended March 31, 2008 was $511,000 or $0.04 per share compared to a loss of $1,635,000, or $0.14 per share, in the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $2,717,000 at March 31, 2008, a decrease of $587,000, from September 30, 2007. The reasons for the decrease are described below under the captions “Operating Activities”, “Investing Activities” and “Financing Activities”.

We believe we have sufficient funds for operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities from both continuing operations and discontinued operations for the six month period ended March 31, 2008 was $273,000. This cash inflow was attributable primarily to income of $511,000, depreciation of $265,000 and a reduction of inventories of $154,000. This was offset by an increase in accounts receivable of $370,000 and the termination of the lease accrual of $362,000, a non cash charge associated with the elimination of the lease obligation for the former corporate headquarters and an increase in prepaid expenses of $ 130,000.

Net cash consumed by operating activities from both continuing operations and discontinued operations for the six month period ended March 31, 2007 was $25,000. This cash outflow was primarily due to a net operating loss of $1,635,000. In addition, deferred taxes were reduced by $284,000 and accounts payable were reduced by $256,000.  Offsetting these outflows was depreciation of $354,000, reduction of accounts receivable of $549,000 and inventory of $485,000. During the period, the Company recorded a non-cash Goodwill impairment charge of $852,000.

Investing Activities

We invest our excess cash in money market accounts and Student Loan-backed Auction Rate Securities (ARS) to obtain a market rate return on our excess cash. During the six month period ended March 31, 2008 we utilized cash to purchase $3,675,000 of securities and received $3,200,000 on the sale of like securities.  During the same period we utilized $1,500,000 to purchase the Blaine building and subsequently received proceeds on the sale of $1,450,000. Purchases of capital equipment, enterprise resource planning software and implementation services consumed $300,000 of cash.

In the six months ended March 31, 2007 we utilized cash to purchase $6,900,000 of securities and received $6,500,000 on the sale of like securities as part of our excess cash investment program. In addition we purchased equipment of $289,000 and sold equipment for $226,000.

Financing Activities

Net cash used in financing activities, consisting of long term debt payment for the six months ended March 31, 2008 totaled $35,000.

We received a net of $41,000 from an escrow account. These funds were applied to interest expense associated with the over all reduction of debt for the Aberdeen building during the six month period ended March 31, 2007.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion or Plan of Operation. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-QSB and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-KSB for the transition period ended September 30, 2007. The following updates our Risk Factors:

Marketable Securities and Long-Term Investments

Due to lack of liquidity, we may not be able to liquidate our auction rate securities (ARS) when needed or may not realize the full value of these investments.

Our long term investment portfolio consists of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 33 years. The ARS held by us are primarily backed by student loans and are over-collateralized, and are insured by and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Most of these auction rate securities were scheduled to reset every 7 to 28 days through a Dutch Auction process. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. As of February 28, 2008, ARS have experienced failed auctions, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity due to pressure in other segments of the securities markets. Under the contractual terms, the issuer is typically obligated to pay penalty interest rates should an auction fail. The funds associated with failed auctions, are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. We determined that no other-than-temporary impairment losses existed as of March 31, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Transition Report for the transition period ended September 30, 2007.  The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.

ITEM 3 A (T).  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of the end of the period covered by this report and determined the controls and procedures were ineffective. We have identified certain material weaknesses related to the Company and addressed them as follows:

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

(b)
Changes in internal controls over financial reporting  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Remediation Efforts Related to Material Weaknesses

Management has created a board of directors Investment Committee to provide oversight on matters of banking relationships and investing of cash. In addition the Company has approved a formal investment policy. Company management is utilizing the expertise of its professional investment advisor to provide insight into an appropriate policy.
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

May 12, 2008

Signature: /s/ Cheryl Beranek Podzimek
Print Name: Cheryl Beranek Podzimek
Print Title: Chief Executive Officer (Principal Executive Officer)