Form 10QSB
period 2008-06-30
Clearfield, Inc.
filed 2008-08-12
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding at June 30, 2008
Common stock, par value $.01	11,872,331

CLEARFIELD, INC.
 FORM 10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS UNAUDITED
CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	June 30, 2008	September 30, 2007
Assets
Current Assets
Cash and cash equivalents	$3,262,745	$3,304,645
Available for sale securities	-	2,825,000
Accounts receivable, net	2,406,152	2,418,651
Inventories	1,741,508	1,595,282
Other current assets	196,196	102,473
Total current assets	7,606,601	10,246,051

Property plant and equipment, net	1,635,161	1,773,739

Other Assets
Available for sale securities	3,036,000	-
Goodwill	2,570,511	2,570,511
Other	284,309	281,589
Notes receivable	445,895	469,678
Total other assets	6,336,715	3,321,778
Total Assets	$15,578,477	$15,341,568

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long term debt	$60,832	$68,215
Accounts payable	1,247,419	1,176,280
Accrued compensation	1,010,085	958,023
Accrued expenses	229,358	107,209
Current liabilities of discontinued operations	-	205,885
Total current liabilities	2,547,694	2,515,612

Long term debt, net of current maturities	49,106	95,207
Deferred rent	89,583	85,059
Deferred income taxes	144,549	77,701
Other long term liabilities	-	150,470
Long term obligations of discontinued operations	-	204,832
Total Liabilities	2,830,932	3,128,881

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, $ .01 par value; authorized 50,000,000 authorized shares; issued 11,872,331 shares	118,723	118,723
Additional paid-in capital	52,076,465	52,037,207
Accumulated deficit	(39,183,643)	(39,943,243)
Accumulated other comprehensive loss	(264,000)	-
Total shareholders’ equity	12,747,545	12,212,687
Total Liabilities and Shareholders’ Equity	$15,578,477	$15,341,568

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$6,165,379	$4,907,046	$16,305,312	$13,307,611

Cost of sales	4,057,560	3,456,901	10,982,458	9,502,128

Gross profit	2,107,819	1,450,145	5,322,854	3,805,483

Operating expenses
Selling, general and administrative	1,897,625	1,977,583	5,041,336	4,861,733
Goodwill impairment charge	-	-	-	852,000
Gain on disposal of assets	-	-	-	(727)
	1,897,625	1,977,583	5,041,336	5,713,006

Income (loss) from operations	210,194	(527,438)	281,518	(1,907,523)

Interest income	49,920	86,588	217,011	250,550
Interest expense	(2,530)	(3,718)	(8,502)	(4,306)
Other income (loss)	13,681	(30,754)	43,082	(30,565)
	61,071	52,116	251,591	215,679
Income (loss) before income taxes	271,265	(475,322)	533,109	(1,691,844)

Income tax expense (benefit)	22,371	24,370	70,948	(256,373)
Net income (loss) from continuing operations	248,894	(499,692)	462,161	(1,435,471)
Net income (loss) from discontinued operations	-	(1,066,437)	342,390	(1,850,016)
Net gain on disposal of assets of discontinued operations	-	156,190	(44,951)	240,689
Total income (loss) from discontinued operations	-	(910,247)	297,439	(1,609,327)
Net income (loss)	$248,894	$(1,409,939)	$759,600	$(3,044,798)

Net income (loss) per share:
Continuing operations	$0.02	$(0.04)	$0.04	$(0.12)
Discontinued operations	$0.00	$(0.08)	$0.03	$(0.14)
Basic and diluted	$0.02	$(0.12)	$0.07	$(0.26)

Weighted average shares outstanding:
Basic and diluted	11,872,331	11,872,331	11,872,331	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
Nine Months Ended June 30, 2008
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	Capital	loss	deficit	equity

Balance at September 30, 2007	11,872,331	118,723	52,037,207	-	(39,943,243)	12,212,687
Stock based compensation expense	-	-	11,814	-	-	11,814
Net income	-	-	-	-	395,368	395,368
Balance at December 31, 2007	11,872,331	118,723	52,049,021	-	(39,547,875)	12,619,869
Stock based compensation expense	-	-	13,721	-	-	13,721
Unrealized loss on available for sale securities	-	-	-	(164,000)	-	(164,000)
Net income	-	-	-	-	115,338	115,338
Comprehensive loss	-	-	-	-	-	(48,662)
Balance at March 31, 2008	11,872,331	118,723	52,062,742	(164,000)	(39,432,537)	12,584,928
Stock based compensation expense	-	-	13,723	-	-	13,723
Unrealized loss on available for sale securities	-	-	-	(100,000)	-	(100,000)
Net income	-	-	-	-	248,894	248,894
Comprehensive income	-	-	-	-	-	148,894
Balance at June 30, 2008	11,872,331	$118,723	$52,076,465	(264,000)	$(39,183,643)	$12,747,545

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30,
	2008	2007

Cash flow from operating activities
Net income (loss)	$759,600	$(3,044,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	393,140	478,206
Deferred taxes	66,847	(259,473)
Gain on disposal of assets	55,251	78,935
Stock based compensation	39,258	29,018
Goodwill impairment charge	-	852,000
Severance accrual	-	397,481
Lease termination accrual	(362,028)	496,153
Changes in operating assets and liabilities:
Accounts receivable, net	12,499	151,502
Inventories	(146,226)	194,352
Prepaid expenses and other	(72,659)	35,051
Accounts payable and accrued expenses	118,631	63,521
Net cash provided by (used in) operating activities	864,313	(528,052)

Cash flow from investing activities
Purchases of property and equipment	(1,829,353)	(434,061)
Proceeds from sale of assets	1,451,624	615,381
Purchase of available for sale securities	(3,675,000)	(8,425,000)
Sale of available for sale securities	3,200,000	8,575,000
Net cash provided by (used in) investing activities	(852,729)	331,320

Cash flow from financing activities
Repayment of long-term debt	(53,484)	(19,486)
Withdrawal of bond reserve funds, net	-	40,836
Net cash provided by (used in) financing activities	(53,484)	21,350

Foreign currency translation	-	30,153

Decrease in cash and cash equivalents	(41,900)	(145,229)

Cash and cash equivalents at beginning of period	3,304,645	1,754,335

Cash and cash equivalents at end of period	$3,262,745	$1,609,106

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,502	$45,142
Income taxes	4,101	3,100

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

In the Transition Report for the period ended September 30, 2007, the Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2007 and 2006. These restatements resulted in a change in the classification of investments in auction rate securities, previously classified as cash and cash equivalents, to available for sale securities for each of the periods presented in the accompanying consolidated balance sheet and statements of cash flows. The Statement of Cash Flows for the nine months ended June 30, 2008 reflects our investments in conformity with the appropriate classifications as available for sale securities.

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

Common stock options and warrants to purchase 416,900 and 578,490 shares of common stock with a weighted average exercise price of $1.39 and $2.51 were outstanding at June 30, 2008 and 2007, respectively, but were excluded from calculating diluted net loss per share because they were antidilutive.

Note 3.  Discontinued Operations

The Optronics business segment (GaN products) continued to experience lower than expected demand for its products and services during the year ended March 31, 2007 and continued to record operating losses. This caused management to critically evaluate the long term viability of the business and after careful deliberation elected to cease operations and discontinue the business. As a result of the discontinuation of GaN products and the logistics and time constraints for APACN’s fiber patch cords, India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s Indian subsidiary. In addition, the Company elected to close its Blaine, Minnesota facility because it was primarily dedicated to the Optronics segment.

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

Prior Year

Discontinued operations for the nine month period ended June 30, 2008 consisted of income of approximately $297,000.  For the comparable nine month period ended June 30, 2007 the Company incurred losses in the operations and asset disposals of APA India and APA Optics for a total of approximately $1,609,000.

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

Note  5. Marketable Securities and Long-Term Investments

Our long term investment portfolio consists of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 35 years. The ARS held by us are primarily backed by student loans, are over-collateralized, and are insured by and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Most of these auction rate securities were scheduled to reset every 7 to 28 days through a Dutch Auction process. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. As of February 28, 2008, ARS have experienced failed auctions, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity due to pressure in other segments of the securities markets. Under the contractual terms, the issuer is typically obligated to pay penalty interest rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. We determined that no other-than-temporary impairment losses existed as of June 30, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

At June 30, 2008 there was insufficient observable ARS market information available to determine fair value of our investments. Therefore, we estimated fair value by using a discounted cash flow model with factors including tax status, credit quality, duration, levels of federal guarantees and likelihood of redemption.  Based on this analysis we recorded an unrealized loss of $100,000 during the three months ended June 30, 2008 related to our ARS investments and have classified the investments as long-term on our balance sheet as of June 30, 2008.  There was no tax impact due to our net operating loss position.  We believe this unrealized loss primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss.  Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges.

Note 6.  Warrants and Stock Based Compensation

Commencing April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

During the nine month period ended June 30, 2008 the Company granted 20,000 stock options to non-employee directors with a six year term and an exercise price of $0.96.  The fair value of the options granted was $.54 per share.

The Company recorded $13,723 and $9,544 of related compensation expense for the three month periods ended June 30, 2008 and 2007, respectively.  The Company recorded $39,258 and $29,018 of related compensation expense for the nine month period ended June 30, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2008, $109,469 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.67 years.

In April of 2003, 350,000 warrants were issued at an exercise price of $3.00 per share; on June 30, 2008 they were unexercised and expired.

Note 7.  Inventories

Inventories consist of the following as of:

	June 30, 2008	September 30, 2007
Raw materials	$1,562,531	$1,422,374
Work-in-progress	24,794	50,468
Finished goods	154,183	122,440
	$1,741,508	$1,595,282

Note 8.  Major Customer Concentration

Two customers comprised approximately 22% of total sales for the nine months ended June 30, 2008 and these same two customers comprised 18% of accounts receivable. Two customers comprised 23% of total sales for nine months ended June 30, 2007 and two customers accounted for 22% of accounts receivable, of which one was part of the 23% of total sales.

Note 9.  Accounting Pronouncements

New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Management periodically conducts a critical review of its business operations.  During the review of the Optronics business segment it became clear that the scale of the business was not capable of generating a positive income or cash flow. Therefore, management took the necessary steps to eliminate any further losses and recommended to the Board of Directors (“BOD”) to discontinue operations during the three months ended June 30, 2007. The BOD accepted the recommendations and the Company moved forward to recognize the costs of closing the Optronics business and the related costs of closing the Blaine facility.

As a result the discontinuation of GaN products and due to the logistics and time constraints for fiber patch cords, the Board of Directors determined that India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s India subsidiary. On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former Chief Executive Officer of the Company, Dr. Anil K. Jain.

Dr. Anil K. Jain resigned as Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Chairman of the Board of Directors of the Company effective June 28, 2007. His resignation triggered an agreement that requires payment of his then current salary ($190,000 per year) for 24 months after the date of termination of his employment. As a result, the Company has recorded a severance charge of $397,481 in the statement of operations during the transition period ended September 30, 2007. The balance of this liability as of June 30, 2008 is $198,818, is all recorded as short-term and included in accrued compensation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

REVENUE

The Company had revenues of $6,165,000 for the three months ended June 30, 2008 compared to revenues of $4,907,000 for the comparable period in 2007, an increase of 26% or $1,258,000. This increase is the result of growth of existing customer sales. Key to the continuing positive results is strong acceptance of the Company’s Fieldsmart product line within broadband service providers deploying Fiber To The Home (FTTH) networks.

GROSS PROFIT AND COST OF SALES

Gross profit increased $658,000, or 45%, to $2,108,000 compared to $1,450,000 for the same quarter in 2007.  Gross profit as a percent of revenue was 34% in the current quarter as compared to 30% in the same quarter of 2007.  The increase in margin percentage reflects on the results of ongoing programs to reduce the cost of products through a combination of product re-design, process improvement, global sourcing of components, and outside manufacturing.

The Company anticipates gross margins and cost of sales for the upcoming quarter comparable to the three months ended June 30, 2008.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated selling, general, and administrative (S, G & A) expenses during the three months ended June 30, 2008 were $1,898,000 or 31% of sales compared to $1,978,000 or 40% of sales in the same quarter of 2007, a decrease of 4% or $80,000. This change is the result of changes in staffing, sales commissions and bonuses.

INCOME (LOSS) FROM OPERATIONS

The Company recorded income of $210,000, for the period ended June 30, 2008 compared to a loss of $527,000 for the comparable quarter for 2007.  The increase in income is attributable to increased sales, improved gross margins, and the elimination of unprofitable operations.

OTHER INCOME AND EXPENSE

Other income and expense during the three months ended June 30, 2008 were $61,000 compared to $52,000 for the comparable period in 2007. The major component of income is interest earned on excess cash and long term investments which decreased by $37,000.The Company leased its Aberdeen building adding income of approximately $13,000 during the three months ended June 30, 2008. The Company also wrote down the cash surrender value of a life insurance policy to its redemption value incurring expense of $30,000 during the three months ended June 30, 2007.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

The net income from continuing operations for the quarter ended June 30, 2008 was $249,000 or $0.02 per basic and diluted share compared to a loss of $500,000, or $0.04 per basic and diluted share, in the comparable period in 2007.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

There was no income from discontinued operations for the three months ended June 30, 2008. In the comparable period for 2007, $910,000 of loses were recorded all related to the Optronics business of which $156,000 was related to gain on the disposal of assets.

NET INCOME (LOSS)

The net income for the quarter ended June 30, 2008 was $249,000 or $0.02 per basic and diluted share compared to a loss of $1,410,000, or $0.12 per basic and diluted share, in the comparable period in 2007.

NINE MONTHS ENDED JUNE 30, 2008 VS. NINE MONTHS ENDED JUNE 30, 2007

REVENUE

The Company had consolidated revenues of $16,305,000 for the nine months ended June 30, 2008 compared to revenues of $13,308,000 for the comparable nine month period ended June 30 2007, an increase of 23% or $2,997,000. This increase is the result of growth of existing customer sales and products.

GROSS PROFIT AND COST OF SALES

Gross profit increased $1,518,000, or 40%, to $5,323,000 compared to $3,805,000 for the comparable period ended June 30, 2007.  Gross profit as a percent of revenue was 33% in the current quarter as compared to 29% in the same comparable period of 2007.  The increase in margin percentage reflects on the results of ongoing programs to reduce the cost of products through a combination of product re-design, new product introduction at higher margins, process improvement, global sourcing of components and outside manufacturing.

SELLING, GENERAL, AND ADMINISTRATIVE

Consolidated S, G, & A expenses during the nine months ended June 30, 2008 were $5,041,000 31% of net sales, compared to $4,862,000, 37% of net sales, for the same nine months ended June 30, 2007, an increase of approximately $180,000 or 4%.

GOODWILL

For the nine month period ended June 30, 2008 the Company did not incur any charges to Goodwill. In the comparable period for 2007 the Company completed its annual assessment of Goodwill and Other Intangible Assets. As result of the assessment the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax).  The Company will conduct a similar assessment in the fourth quarter ended September 30, 2008.

INCOME (LOSS) FROM OPERATIONS

The Company recorded income of $282,000, for the period ended June 30, 2008 compared to a loss of $1,908,000 for the comparable period for 2007.  This is an increase in income from operations of $2,189,000. The increase in income is attributable to increased sales, improved gross margins, and the elimination of unprofitable operations. Adjusting for the goodwill impairment charge, the loss for 2007 would have been approximately $1,055,000.

OTHER INCOME AND EXPENSE

Other income increased $36,000 earning $252,000 for the nine months ended June 30, 2008 compared to $216,000 for the comparable period in 2007. The major component of income is interest earned on excess cash and long term investments which was $217,000 for 2008 compared to $251,000 for the same period in 2007. This decline in interest income is attributable to a decline in interest rates. The balance of the increase is from rent received from leasing our Aberdeen, South Dakota facility of approximately $43,000. In June 2007 the Company also wrote down the cash surrender value of a life insurance policy to its redemption value incurring expense of $30,000.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

The net income from continuing operations for the nine months ended June 30, 2008 was $462,000 or $0.04 per basic and diluted share compared to a loss of $1,435,000, or $0.12 per basic and diluted share, in the comparable period in 2007.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations for the nine months ended June 30, 2008 was $297,000 this was composed of a net loss of $56,000 on the purchase and sale of the Blaine building and the elimination of future lease obligations for the building of approximately $353,000. In the comparable period for 2007, The Company recorded a loss of $1,609,000, all related to the Optronics business of which $240,000 was related to gain on the disposal of assets.

NET INCOME (LOSS)

The net income for the nine months ended June 30, 2008 was $760,000 or $0.06 per basic and diluted share compared to a loss of $3,045,000, or $0.26 per basic and diluted share, in the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $3,263,000 at June 30, 2008, compared to $3,305,000 at September 30, 2007. The reasons for the decrease are described below under the captions “Operating Activities”, “Investing Activities” and “Financing Activities”.

We believe we have sufficient funds for operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities from operations for the nine month period ended June 30, 2008 was $864,000. This cash inflow was attributable primarily to income of $760,000, depreciation of $393,000 and an increase of accounts payable $119,000 and offset by increase in inventories of $146,000. In addition the purchase and subsequent sale of the Blaine building resulted in a reversal of the remaining lease termination accrual of $362,000

Net cash consumed by operating activities from operations for the nine month period ended June 30, 2007 was $528,000. This cash outflow was attributable primarily to a loss of $3,045,000, increase in deferred taxes of $260,000. This was offset by depreciation of $478,000, a reduction in inventories of $194,000 and accounts receivable of $152,000. In addition, the accrual of severance for Anil Jain of $397,000 and the accrual for the lease termination associated with the Blaine Facility of $496,000 along with the Goodwill impairment charge of $852,000 also offset the cash outflow.

Investing Activities

We invest our excess cash in money market accounts and Student Loan-backed Auction Rate Securities (ARS) to obtain a market rate return on our excess cash.

During the nine month period ended June 30, 2008 we utilized cash to purchase $3,675,000 of securities and received $3,200,000 on the sale of like securities. During the same period we utilized $1,829,000 of which $1,500,000 was to purchase the Blaine building and the balance $329,000 was used to purchase capital equipment, enterprise resource planning software and implementation services. We received cash of approximately $1,450,000 as the proceeds on the subsequent sale of the Blaine building.

In the nine months ended June 30, 2007 we utilized cash to purchase $8,425,000 of securities and received $8,575,000 on the sale of like securities as part of our excess cash investment program. In addition we purchased equipment of $434,000 and sold equipment for $615,000.

Financing Activities

Net cash used in financing activities, consisting of long term debt payment for the nine months ended June 30, 2008 totaled $53,000. For the nine month period ended June 30, 2007 long term debt payment was $19,000 in addition we received a net of $41,000 from an escrow account these funds were applied to interest expense associated with the overall reduction of debt for the Aberdeen building during the nine month.

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

Our long term investment portfolio consists of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 35 years. The ARS held by us are primarily backed by student loans and are over-collateralized, and are insured by and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Most of these auction rate securities were scheduled to reset every 7 to 28 days through a Dutch Auction process. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. As of February 28, 2008, ARS have experienced failed auctions, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity due to pressure in other segments of the securities markets. Under the contractual terms, the issuer is typically obligated to pay penalty interest rates should an auction fail. The funds associated with failed auctions, are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. We determined that no other-than-temporary impairment losses existed as of June 30, 2008. However, if the issuer of the ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Transition Report for the transition period ended September 30, 2007.  The accounting policies used in preparing our interim 2008 Consolidated Financial Statements are the same as those described in our Annual Report except for the following policy which has been added.

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classifications as of each balance sheet date.  At June 30, 2008 the Company’s investments in auction rate securities (ARS) were classified as available-for-sale securities. ARS investments are adjusted to an estimate of fair value.   In the absence of an active market for its ARS the Company has utilized a financial model to arrive at a representative valuation. The model takes into consideration, the securities underlying rating, including that the underlying assets are reinsured by the Department of Education in accordance with FFELP, term of the investment and interest rates. These values were adjusted in the model to reflect liquidity and returns from comparable investment choices that are in an active and liquid market. We make an assessment regarding balance sheet classification and whether declines in market value are other-than-temporary based on the credit standing of the issuer and our intent and ability to hold the securities. The market for ARS is rapidly changing and the Company continues to monitor the financial markets to ensure the assets are properly valued.

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

Remediation Efforts Related to Material Weaknesses

The Company’s Board of Directors (BOD), in the first quarter of the fiscal year, appointed an Investment Committee, composed of BOD members, to provide oversight on matters of banking relationships and investing of cash. In addition the Company has approved a formal investment policy. Company management is utilizing the expertise of its professional investment advisor to provide insight into an appropriate policy.

Management recognizes it cannot be expert in all of the complex matters of financial reporting as it is a constantly changing and technical environment. During the third quarter of the fiscal year we procured subscriptions to publications and services that provide regular updates regarding SEC and GAAP reporting. These services include checklists to ensure the internal accounting staff has the necessary tools and resources to comply with both SEC and GAAP regulations. This service offers continuing education for the Company’s professional accounting staff.

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

August 11, 2008

Signature: /s/ Cheryl Beranek Podzimek
Print Name: Cheryl Beranek Podzimek
Print Title: Chief Executive Officer (Principal Executive Officer)