Form 10-K
period 2008-09-30
Clearfield, Inc.
filed 2008-12-22
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _______________.

Commission File Number 0-16106

CLEARFIELD, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1347235
(State of incorporation)	(I.R.S. Employer Identification No.)

5480 Nathan Lane North, Suite 120 Plymouth, Minnesota 55442	(763) 476-6866
(Address of principal executive office)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Including Series B Preferred Share Purchase Rights)

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
 ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

 Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller Reporting Company  ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  YES    ☒  NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $13,848,232.

The number of shares of common stock outstanding as of November 30, 2008 was 11,938,131.
Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held on February 26, 2009 are incorporated by reference into Part III.

CLEARFIELD, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”), formerly APA Enterprises, Inc., is a Minnesota corporation which was founded in 1979.  Our corporate headquarters is located at 5480 Nathan Lane North, Suite 120, Plymouth, MN 55442 and our corporate website is http://www.clearfieldconnection.com/. The information available on our website is not part of this Report. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through a link at our website, or at the Commission’s website at www.sec.gov.

On January 2, 2008, Clearfield, Inc., formerly known as APA Enterprises, Inc., consolidated its sole subsidiary APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. The Company also changed its NASDAQ stock symbol to CLFD from APAT. The Company’s Optronics business was discontinued during the quarter ended June 30, 2007, and the operations of the Company have now consisted solely of the operations of Clearfield formerly known as APACN.

Description of Business

Clearfield, Inc. is a manufacturer and seller of telecommunications equipment. The Company provides telecommunications service providers, as well as commercial and industrial original equipment manufacturers (“OEM’s”) a suite of modular, highly-configurable passive connectivity solutions. The Company has successfully established itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. Clearfield has expanded its product offerings and broadened its customer base during the last four years.

Clearfield offers a broad range of telecommunications equipment and products. Its broad range of product offerings include the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider including Fiber-to-the-Home (“FTTH”), large enterprise, and OEM markets. Clearfield maintains a range of engineering and technical knowledge in-house that works closely with customers to develop, customize and enhance products from design through production. Most products are produced at Clearfield’s plant in Plymouth, Minnesota with support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. Key to the continuing positive results is strong acceptance of Clearfield’s proprietary Fieldsmart Fiber Management Platform product line within broadband service providers deploying FTTH networks.

Products

Clearview Cassette  The Clearview Cassette, introduced in November 2007, is the main building block of the FieldSmart product platform, positioning Clearfield as the only company to provide the needs of every leg of the telecommunications network with a single building block. This patent-pending technology is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications. Parts can be added or removed as needed to support the environment in which it’s deployed. Within the cassette, all fibers from the sub-assembly are slack stored, bend radius protected and secured against accidental physical damage from handling. A transparent design allows the user to see components inside, while the snap-together components provide access without tools for maintenance, cleaning or troubleshooting.

FieldSmart Fiber Distribution Systems (“FDS”)  The FieldSmart FDS is a high density, easy access fiber distribution system of panels and cable management devices, built around the Clearview cassette, systems that are designed to reduce installation time, guarantee bend radius protection and improve traceability. In the 144-port count configuration, Clearfield is the industry leader for density, saving the customer expensive real estate in the central office. The product line fully supports a wide range of panel configurations, densities, connectors, and adapters that can be utilized on a stand-alone basis or integrated into the panel system. The unique interchangeable building block design delivers feature rich solutions which are able to meet the needs of a broad range of network deployments. Unlike conventional fiber management solutions where radius and physical fiber protection is met through an expensive fixed bulkhead design inside an overall housing, FieldSmart every 12-fiber increment is encased in its own module.

FieldSmart Fiber Scalability Center (FSC)  The FieldSmart FSC  is a modular and scalable outside plant cabinet  to allow users to align their capital equipment expense as they recognize subscriber revenue.    This allows rollout of FTTH services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product, with the Clearview cassette at its heart has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

Optical Components  Clearfield packages optical components for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the FieldSmart FDS and FieldSmart FSC. This value-added packaging allows the customer to source from a single supplier and reduce space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

Cable Assemblies  Clearfield manufactures high quality fiber and copper assemblies with an industry-standard or customer-specified configuration.  Industry-standard assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35.  In addition, Clearfield’s engineering services team works alongside the engineering design departments of our OEM customers to design and manufacturer custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

Marketing and Distribution

Clearfield markets its products in the United States through a direct field sales force supported by an internal customer sales and support team.  This internal team works proactively with the outside sales force to maintain a high level of customer contact through regular communication of product availability, order processing and status along with and delivery information. Clearfield works closely with its target customers to configure the Company’s product platform to the client’s unique requirements.  Our high level of customer service helps bring new products to markets with the design input from our customers and network of consulting engineering firms. To ensure we cover all markets we leverage our internal customer support team with a combination of manufacturer representative organizations

Competition

Competitors for the FieldSmart FDS and FSC product lines markets include, but are not limited to, ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Alcatel, Inc., and Tyco Electronics, Inc.  Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

Sources of Materials and Outsourced Labor

Numerous purchased materials, components, and labor are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some critical components and outsourced labor are purchased from a single or a limited number of suppliers.  The loss of access to some components and outsourced labor would have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Major Customers

Two customers comprised approximately 23%, 18% and 23% of total sales for the periods ended September 30, 2008, September 30, 2007 and March 31, 2007.

Patents and Intellectual Property

As of September 30, 2008, we had one patent pending in the United States and two pending patent applications inside and outside the United States.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had backlogs of $1,865,629 as of September 30, 2008 and $1,396,000 as of September 30, 2007.

Seasonality

We are affected by the seasonal trends in the industries, we serve. We typically experience sequentially lower sales in our first and second fiscal quarter, primarily due to customer budget cycles, deployment schedules, some customer geographical concentrations as well as standard vacation and holiday calendars. Sales usually reach a seasonal peak in our third and fourth fiscal quarters.

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

Employees

As of September 30, 2008, the Company had 103 full-time and 9 temporary employees, mainly in Plymouth, MN. Our future performance is dependent on our ability to attract, train, and retain highly qualified personnel. We have no employment agreements with our employees. The loss of one or more key employees could negatively impact the Company. Our employees are not covered by collective bargaining agreements. We consider our employee relations to be favorable.

 Regulation

To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Recent turmoil in the credit markets and the financial services industry could negatively impact the Company’s business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

During economic downturns or a rising interest rate environment, the cyclical nature of our business could result in lower demand for our products and reduced revenue.

Overall economic conditions and the purchasing practices of telecommunications buyers have a significant effect upon our businesses.  As a result, during downturns, we could operate with a lower level of backlog and may temporarily slow down or halt production for a period of time at our facility. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our customers to reduce plans or demand extended terms. An economic downturn or increase in interest rates may reduce demand, resulting in lower sales volumes, lower prices, and decreased profits or losses.

Our financial performance and market value could cause future write-downs of goodwill in future periods.

With the adoption of Statement of Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangibles, goodwill is no longer amortized; however, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill. If the carrying value is in excess of the fair value, the carrying value will be adjusted to fair value through an impairment charge. As of September 30, 2008, we had $2,570,511 of goodwill. Our stock price can impact the results of the impairment review of goodwill. The recent drop in our stock price could cause us to record an impairment of goodwill during 2009.

Our Results of Operations

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have been profitable since the first quarter of fiscal year ended September 30, 2008.  However, we have operated at a loss since fiscal 1990 and as a consequence we have an accumulated deficit of $38.4 million. We anticipate profitability for the foreseeable future; however we are operating in turbulent and uncertain times and we may incur operating loses in the future.  Further, we may incur negative operating cash flow in the future. We have funded our operations primarily through the sale of equity securities and borrowings. We will need to demonstrate continued growth in revenues while containing costs and operating expenses if we are to achieve profitability.

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

We have increased our reliance on the use of contract manufacturers to assemble some of our products. If these contract manufacturers do not fulfill their obligations or if we do not properly manage these relationships, our existing customer relationships may suffer.

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

We have limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes. If demand for our products significantly increases, we may be required to hire, train and manage additional manufacturing personnel and improve our production processes in order to increase our production capacity. There are numerous risks associated with rapidly increasing capacity, including:

●	Difficulties in achieving adequate yields from new manufacturing lines,

●	Difficulty maintaining the precise manufacturing processes required by our products while increasing capacity,

●	The inability to timely procure and install the necessary equipment, and

●	Lack of availability of qualified manufacturing personnel.

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

Market pressure for lower prices for our category of products continues to be strong. We expect this trend to continue. To achieve profitability in this environment we must continually decrease our costs of production as well as improve the value proposition of the products we offer. In order to reduce our production costs, we will continue to pursue one or more of the following:

●	seek lower cost suppliers of raw materials or components,

●	work to further automate our assembly process,

●	develop value-added solutions, and

●	seek offshore sources for manufacturing and assembly services where appropriate.

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

We source key materials and products globally and as such are subject to the risks of conducting business internationally. Those risks include but are not limited to:

●	local economic and market conditions,

●	political and economic instability,

●	fluctuations in foreign currency exchange rates,

●	tariffs and other barriers and restrictions,

●	geopolitical and environmental risks; and

●	changes in diplomatic or trade relationships and natural disasters.

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

As a result of current worldwide financial markets and competitive conditions in the telecommunications market, some of our customers may experience financial difficulties.   It is possible that customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.

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

If our products do not meet our customers’ performance requirements, our customer relationships may suffer.  Also, our products may contain defects.  Any failure or poor performance of our products could result in:

●	delayed market acceptance of our products.

●	delays in product shipments.

●	unexpected expenses and diversion of resources to replace defective products or identify the source of errors and correct them.

●	damage to our reputation and our customer relationships.

●	delayed recognition of sales or reduced sales; and

●	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

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

Executive Officers

The following is a list of our executive officers, their ages, positions and offices as of September 30, 2008.

Name	Age	Position

Cheryl Beranek Podzimek	45	Chief Executive Officer/President of Clearfield, Inc.

Bruce G. Blackey	57	Chief Financial Officer

Cheryl Beranek Podzimek joined the Company in July 2003 as President of APACN. Ms. Podzimek was appointed CEO and President of Clearfield, Inc in June of 2007. Ms. Podzimek was previously President of Americable, which was acquired by APACN in June 2003. She served as President of Americable from 2002 to 2003. From 2001 to 2002 Ms. Podzimek was Chief Operating Officer of Americable. Previously, Ms. Podzimek held a variety of lead marketing positions with emerging high-growth technology companies.  She served as Vice President of Marketing from 1996-2001 at Transition Networks, a manufacturer of network connectivity products, Director of Marketing from 1992 to 1996 at Tricord Systems, an early stage multi-processor based super server manufacturer, and Director of Marketing from 1988 to 1992 at Digi International, a designer and manufacturer of connectivity products. Earlier in her career Ms. Podzimek held marketing positions for non-profit organizations, including the City of Fargo, the Metropolitan Planning Commission of Fargo/Moorhead and North Dakota State University. Ms. Podzimek holds a Bachelor of Science Degree from Southwest Minnesota State University and a Masters of Science Degree from North Dakota State University.

Bruce G. Blackey joined the Company in June of 2007 as Chief Financial Officer.  Mr. Blackey has extensive experience in finance and administration and has worked as an independent business consultant and interim CFO from 2001 to the present for several companies. Mr. Blackey held the position of CFO with Tiro Industries a contract manufacturing firm serving the cosmetic industry from 1997 to 2001. Prior to that he held the senior financial position with Conwed Plastics, a manufacturer of plastic netting from 1988 to 1997. Mr. Blackey holds a Bachelors of Science degree in Business Administration and Accounting from the University of Minnesota business school, now known as the Carlson School of Management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Clearfield leases a 30,000 square foot facility at 5480 Nathan Lane North in Plymouth, Minnesota consisting of our corporate offices, manufacturing and warehouse space.

We own a 24,000 square foot production facility in Aberdeen, South Dakota, which is partially leased and occupied. (See Note M in the Financial Statements included in Item 8 of this Form 10-K.)

On October 30, 2007 we purchased and immediately sold an industrial building at 2950 N.E. 84th Lane, Blaine Minnesota that we leased from Jain-Olsen Properties as our former corporate offices. We exercised an option to buy the building in August 2007 as contained in our lease. (See Note M in the Financial Statements included in Item 8 this Form 10-K)

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 2008, the Company held its Annual Meeting of Shareholders.  At the meeting, the shareholders elected as directors Anil K. Jain (with 10,741,102 shares voting for and 208,855 withheld), John G. Reddan (with 10,820,648 shares voting for and 129,309 withheld), Ronald G. Roth (with 10,839,148 shares voting for and 110,809 withheld), Stephen A. Zuckerman (with 9,147,896 shares voting for and 1,802,061 withheld), Cheryl B. Podzimek (with 10,812,102 shares voting for and 137,855 withheld) and Donald R. Hayward (with 10,826,402 shares voting for and 123,555 withheld)

The shareholders also approved the amendment to the Stock Option Plan of 2007 to permit the addition of 750,000 share options to the plan (with 3,419,036 shares voting for; 960,717 against; 1,705,699 abstain and 4,864,505 broker non-vote).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is traded on The Nasdaq Global Market under the symbol “CLFD.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years as reported by Nasdaq. There were approximately 318 holders of record of our common stock as of September 30, 2008.

Fiscal Year Ended September 30, 2008	High	Low
Quarter ended December 31, 2007	$1.19	$0.96
Quarter ended March 31, 2008	1.18	0.82
Quarter ended June 30, 2008	1.87	1.03
Quarter ended September 30, 2008	1.37	1.01

Transition Period Ended September 30, 2007	High	Low
Quarter ended June 30, 2007	$1.48	$1.12
Quarter ended September 30, 2007	1.17	0.75

Fiscal Year Ended March 31, 2007	High	Low
Quarter ended June 30, 2006	$2.23	$1.25
Quarter ended September 30, 2006	1.59	1.21
Quarter ended December 31, 2006	1.56	1.25
Quarter ended March 31, 2007	1.67	1.21

 We have never paid cash dividends on our common stock. We do not intend in the foreseeable future to pay cash dividends on our common stock.

The following graph compares the cumulative 5-year total return attained by shareholders on Clearfield, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Non-Financial index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/31/2003 to 9/30/2008.

	3/03	3/04	3/05	3/06	3/07	3/08

Clearfield, Inc.	100.00	187.22	106.02	146.62	78.206	87.22
NASDAQ Composite	100.00	150.82	152.84	187.61	214.25	160.53
NASDAQ Non-Financial	100.00	146.75	147.79	173.58	201.14	152.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Year End

In June 2007, we elected to change our fiscal year end from March 31 to September 30. In view of this change, this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) compares the consolidated financial statements as of and for the year ended September 30, 2008 with the most recently completed prior year which ended March 31, 2007.  We are also comparing the consolidated financial statements as of and for the year ended September 30, 2008 with the unaudited consolidated financial statements as of and for twelve months ended September 30, 2007. In addition we are comparing the transition period of six months ended September 30, 2007 with the unaudited six months ended September 30, 2006. We have included summary information from the consolidated financial statements for the six months ended September 30, 2006 in Note B to the consolidated financial statements.

Throughout the MD&A, data for all periods except as of and for the twelve months ended September 30, 2007 and the six months ended September 30, 2006, are derived from our audited consolidated financial statements, which appear in this Report.  All data as of and for the twelve months ended September 30, 2007 and six months ended September 30, 2006, are derived from our unaudited financial statements, which are presented elsewhere in this Report.

General

The Company focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the FTTH marketplace and the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries.  The Companies primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, OSP cabinets, value–added fiber optics frames, panels and modules.

Application of Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

●	Stock option accounting;

●	Accounting for income taxes; and

●	Valuation and evaluating impairment of long-lived assets and goodwill.

Stock Option Accounting

We adopted Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of and for the twelve months ended March 31, 2007 reflect the impact of SFAS 123R. The compensation expense impacted both basic and diluted loss per share by less than $0.01 for the year ended September 30, 2008 and the six months ended September 30, 2007 and the twelve months ended March 31, 2007. The Company recorded related compensation expense of   $50,052, $18,477 and $50,363 respectively for the twelve months ended September 30, 2008, the six months ended September 30, 2007 and the twelve months ended March 31, 2007.

As of September 30, 2008, $86,630 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.46 years. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated and do not include the impact of compensation expense calculated under SFAS 123R.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2008, we have recorded a full valuation allowance of approximately $13,145,000 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $32,710,000 which expire in fiscal years 2009 to 2027. To date the Company has not completed a “Section 382” analysis.  If certain ownership changes occurred under Internal Revenue Code Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

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

During the fiscal year ended September 30, 2008, the Company recorded a deferred income tax expense of $88,985 for the book and income tax basis difference in goodwill on acquisitions.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for income tax provisions. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 became effective for the Company on April 1, 2007. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2008 resulted in no change to goodwill from the prior period.  The test for fiscal year ended March 31, 2007 indicated that goodwill related to APACN was impaired. Accordingly, the Company recognized a non-cash, pre-tax impairment charge of $852,000 ($519,717, after tax) in the quarter ended March 31, 2007.

The Company evaluates the recoverability of its long lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 required recognition of impairment of long lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  We assess the impairment of long lived assets whenever events or changes in circumstances indicate that that the carrying value may not be recoverable.  No impairment of long-lived assets has occurred during the periods ended September 30, 2008, September 30, 2007 and March 31, 2007, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  We will adopt SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2, on October 1, 2008 and do not believe  the impact of this pronouncement will be material to our consolidated financial position or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments are summarized in the table below (in 000’s):

	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$102	$68	$34	$0	$0
Operating leases	1,232	227	471	491	43

Total Contractual Cash
Obligations	$1,334	$295	$505	$491	$43

(1)  Includes fixed interest ranging from 6.2% to 8.45%.

Results of Operations

Year ended September 30, 2008 compared to year ended March 31, 2007

Revenues for the fiscal year ended 2008 increased 28% to $23,494,000 from revenue of $18,363,000 in 2007. This increase is attributable to the acceptance of the Company’s products, the introduction and acceptance of the Fieldsmart fiber management product line and engineering-led design services within the FTTH market.

Revenue to broadband service providers and commercial data networks amounted to $18,359,000 or 78% of revenue compared to $13,941,000 or 76% of sales in 2007.  Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 22% of revenue or $ 5,134,000 compared to $4,422,000 or 24% of sales in 2007.

Gross margin increased from 29% in 2007 to 33% in 2008 resulting in a gross profit of $7,852,000 in 2008 as compared to $5,265,000 in 2007, an increase of $2,587,000 or 50%. The 6% increase in gross margin is attributable to product mix and the introduction of the Fieldsmart management product line, and the results of on-going programs to reduce the cost of products through a combination of new product introduction, process improvement, global sourcing of components and outside manufacturing.

There were no research and development expenses for the on-going business.

S G &A increased 2% or $163,000 from $6,692,000 for 2007 to $6,855,000 for 2008. However in 2007 the Company recognized the severance agreement to former chief executive officer of the Company, Dr. Anil Jain, in the amount of $397,000 and a goodwill impairment of $852,000. Adjusting the 2007 S G & A to reflect these items would have resulted in S G & A of $5,443,000 and the comparative increase in expense would be $1,412,000 or an increase of 26%.  This increase reflects a significant investment in sales, marketing, product management, product engineering and performance-based compensation that contributed to increased sales and profitability.

In 2007 the Company incurred a goodwill impairment charge of $852,000 ($519,717 after tax) to properly reflect the carrying value of the assets associated with APACN, a wholly owned subsidiary.  No such impairment was recorded in 2008.

Income from operations for 2008 was $997,000 compared to a loss of $1,427,000 for 2007,.an improvement of $2,424,000.  This change is attributable to increased revenue and increased gross margin. Adjusting for the goodwill impairment of $852,000 in 2007, the increase in income would have been $1,572,000.

Interest income in 2008 declined 30% from $379,000 in 2007 to $268,000 in 2008.  This is attributable to declining interest rates from the two periods and a reduction in cash available for investing during the same period.

Interest expense decreased from $49,000 in 2007 to $11,000 in 2008. The 2008 interest is  attributable to financing associated with the enterprise information system installed during 2007 and 2008. The 2007 interest is related to bonds held by the South Dakota Economic Development and Finance Authority that was paid off in October of 2006.

Other income consists of $55,000 of lease income on the Company’s Aberdeen facility which was rented beginning in October 2007. The building was vacant and generated no income in the prior year.

Income taxes for 2008 were $93,003, of which 89,203 is directly related to taxes on goodwill. The balance was paid to various states for income, sales and use taxes. In 2007 taxes were recorded as income of $237,000 most of which were related to the tax effect of the goodwill impairment.

Net income from continuing operations for 2008 were $1,217,000 or $0.10 per diluted share compared to a loss of $838,000 or $0.07 per diluted share.

Net income from discontinued operations for 2008 were $297,000 or $0.02 per diluted share compared to a loss of $1,309,000 or $0.11 per diluted share. The 2008 income consisted of the reversal of a portion of the Blaine building lease termination accrual, totaling $362,000 and expenses of $65,000 associated with the sale of the Blain Building.

The Company’s net income was $1,514,000 or $0.13 per diluted share for the year 2008 compared to a loss of $2,147,000 or $0.18 per share for the year 2007.  This is a net change of $3,661,000.

Twelve months ended September 30, 2008 Compared to twelve months ended September 30, 2007

Condensed Statement of Operations
	Year ended September 30,	Twelve months ended September 30,
	2008	2007
		(Unaudited)
Revenues	$23,493,796	$18,697,245
Gross Profit	7,851,835	5,572,995
SG&A	6,854,934	7,407,038
Income (loss) from operations	997,000	(1,834,000)
Net income (loss) before taxes	1,310,124	(1,540,501)
Income taxes	93,303	(229,103)
Net income (loss) from continuing operations	1,216,821	(1,311,398)
Net income (loss) from discontinued operations	297,439	(1,613,900)
Net income (loss)	$1,514,260	$(2,925,298)

Net income (loss) per share (basic and diluted):
Continuing operations	$0.10	$(0.11)
Discontinued operations	0.03	(0.14)
Total	$0.13	$(0.25)

Revenues for the fiscal year ended 2008 increased 26% to $23,494,000 from revenue of $18,697,000 in 2007.  This increase is attributable to the continued acceptance of the Company’s products the introduction and acceptance of the Fieldsmart fiber management product line and engineering-led design services within the FTTH market.  Revenue to broadband service providers and commercial data networks amounted to $18,359,000 or 78% of revenue compared to $13,941,000 or 76% of sales in 2007.  Sales to OEMs consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications were 22% of revenue or $5,135,000 compared to $4,422,000 or 24% of sales in 2007.

Gross margin increased from 30% in 2007 to 33% in 2008 resulting in a gross profit of $7,852,000 in 2008 as compared to $5,573,000 in 2007, an increase of $2,279,000 or 41%. This 3% increase in gross margin is attributable to product mix and the introduction of the Fieldsmart management product line, and the results of on-going programs to reduce the cost of products through a combination of new product introduction, process improvement, global sourcing of components and outside manufacturing.

There have been no research and development expenses for the on-going business.

S G &A increased 4% or $286,000 from $6,569,000 for 2007 to $6,855,000 for 2008. However in 2007 the Company recognized the severance agreement to former chief executive officer of the Company, Dr. Anil Jain, in the amount of $397,000. Adjusting the 2007 S G & A to reflect the Jain severance would have resulted in S G & A of $6,172,000 and the comparative increase in expense would be $683,000 or an increase of 11%.  This increase is an investment in sales, marketing and product management and product engineering and performance based compensation which has contributed to the increase sales.

In 2007 the Company incurred a goodwill impairment charge of $852,000 ($519,717, after tax) to properly reflect the carrying value of the assets associated with APACN a wholly owned subsidiary.  No such impairment was recorded in 2008.

Gain on disposal of assets in 2007 were $13,000: none were incurred in 2008.

Income from operations for 2008 was $997,000 compared to a loss of $1,834,000 for 2007, an improvement of $2,831,000.  This change is attributable to the increased revenues and overall increased margins. Adjusting for the goodwill impairment of $852,000 in 2007, the increase in income would have been $1,979,000.

Interest income in 2008 declined 19% from $332,000 in 2007 to $268,000 in 2008.  This is attributable to declining interest rates from the two periods and a modest reduction in cash available for investing during the same period.

Interest expense for 2008 increased slightly from $8,000 to $11,000 this is all attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $55,000 of lease income on the Company’s Aberdeen facility which was rented beginning in October 2007. The building was vacant and generated no income in the prior year.

Income taxes for 2008 were $93,003, of which 89,203 is directly related to taxes on goodwill. The balance was paid to various states for income, sales and use taxes. In 2007 taxes were recorded as income of $31,000 of which $22,000 were related to the effect of the goodwill impairment.

Net income from continuing operations for 2008 were $1,217,000 or $0.10 per diluted share compared to a loss of $1,311,000 or $0.11 per diluted share.

Net income from discontinued operations for 2008 were $297,000 or $0.02 per diluted share compared to a loss of $1,614,000 or $0.14 per diluted share. Income for 2008 was comprised of the reversal of the balance of the Blaine lease termination accrual of $362,000 and the loss on the sale of the building and costs associated with the sale totaling $70,000 and $6,000 of miscellaneous expenses. The net loss for the prior year consisted of a gain of $265,000 on the sale of the Blaine lot, a net loss on the sale of India and its operations totaling $255,000, the lease accrual for the Blaine building of $501,000 and fixed asset and inventory write downs totaling $309,000. In addition the costs associated with the discontinuance of the Optics business were severance costs of $78,000, depreciation of $115,000, facility costs of $80,000, and Optics operating costs for the year totaling $537,000.

The Company’s net income was $1,514,000 or $0.13 per diluted share for the year 2008 compared to a loss of $2,925,000 or $0.25 per share for the year 2007.  This is a net change of $4,440,000.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

Revenues for the six months ended September 30, 2007 increased 3% to $10,297,000 from sales of $9,963,000 for the comparable six month period in 2006. This increase is attributable to the continued acceptance of the Company’s products within the FTTH market resulting from increased sales and marketing activities during the six months ended September 30, 2007.  Sales to broadband service providers and commercial data networks, include custom fiber distribution systems, associated cable assemblies and optical components, were $7,672,000 or 75% of revenue. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were $2,625,000, or 25% of revenue. This compares to 76% for broadband and commercial data networks and 24% for OEMs in the prior comparable period for 2006.

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

S G & A expenses for the six months ended September 30, 2007 were $3,685,000 compared to $2,954,000 for the comparable period in 2006. The increase of $731,000 is the result of two factors: a significant investment in sales and marketing and the recognition of the severance agreement to Dr. Anil Jain, in the amount of $397,000 recorded in the first quarter of the transition period.

Gains on disposal of assets were $13,079 in fiscal year ending September 30, 2007 as compared to losses of $2,162 in the comparable period for prior year 2006.

Loss from operations was $376,000 in 2007 compared to income of $98,000 in 2006. This is a direct reflection of the change in operating expenses of which is primarily attributable to a one time severance accrual for Dr. Anil Jain, in the amount of $397,000 in 2007.  Excluding this one time expense, the operating loss would have been approximately $21,000.

Interest income for 2007 declined $47,000 to $168,000 from $215,000 for the comparable period for 2006. This is attributable primarily to lower interest rates in the 2007 period.

Interest expense for 2007 declined to $7,000 from $49,000 for 2006. This reflects the payoff of the Aberdeen loan. In 2007 other expense of $31,000 reflected an adjustment to the cash surrender value of a life insurance policy on Dr. Anil Jain. In the comparable period for 2006 income of $21,000 resulted from short term rental of warehouse space.

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

Discontinued operations amounted to a loss of $915,000 for 2007 and $610,000 for the comparable period in 2006. The Company ceased all remaining operations related to the Optronics segment in June of 2007.  Substantially all employees related to the Optronics segment were terminated prior to June 30, 2007.  The loss from discontinued operations was comprised of the following for 2007:

•	Blaine land was sold for $325,000 at a gain of $265,000

•	APA India was sold at a loss of $126,566

•	APA India incurred an operating loss of $64,780

•
Closure of Optronics resulted in recognition as a current expense all future lease payments on the Blaine facility of $418,044. In addition, other Optronics cost related to discontinuation were the write off of all remaining inventory at $109,871 the write down of fixed assets of $233,383, severance costs of $78,109 and general operating expenses of $149,067.

In 2006 the loss from discontinued operations related exclusively to the operations of the Optronics segment and the consolidated operations of the India operation.

The Company’s net loss amounted to $1,290,000 or $.11 per share for 2007. This is in comparison to a loss of $512,000 or $.04 per share in the comparable period in 2006. This was an increase of $778,000 over the comparable period.

Liquidity and Capital Resources

As of September 30 2008, our principal source of liquidity was our cash and cash equivalents. Those sources total $4,334,000, compared to $6,130,000 at September 30, 2007 respectively. Our cash is invested in money market accounts.  In 2007 we recognized our auction rate securities as current assets. We believe we have sufficient funds for operations for at least the next twelve months.

Operating Activities

Net cash generated for the twelve months ended September 30, 2008 totaled $2,024,000. This was primarily due to our net income of $1,514,000 and depreciation of $498,000, deferred taxes of $89,000, stock based compensation of $129,000 and an increase in accounts payable of $687,000. This was offset by non-cash charges for the lease termination of $362,000 and an increase in inventories and accounts receivable of $493,000 and $115,000, respectively.

Net cash consumed by operating activities for the six months ended September 30, 2007 totaled $902,000. This was due primarily to our net loss from operations for the period of $1,290,000 and an increase in both accounts receivable of $629,000 and inventory of $266,000. This was offset by non-cash charges for depreciation of $214,000, a loss on sale of assets $126,000, a severance accrual for Anil Jain of $360,000 and an accrual for the lease termination of $376,000.

Net cash consumed by operating activities for the twelve months ended March 31, 2007, totaled $1,351,000. This was due primarily to the net loss from operations for the period of $2,147,000 and reducing our accounts payable and accrued expenses by $361,000 and prepaid expenses by $135,000 and sale of assets $433,433. This was offset by non cash items; depreciation of $651,000, a goodwill impairment charge of $852,000 and a reduction in inventory of $347,000. Deferred income taxes of $243,000 were an application of working capital although non-cash.

Investing Activities

For the twelve months ended September 30, 2008 we purchase $1,904,000 of property plant and equipment; of that approximately $1,500,000 was for the purchase of the Blaine building (Note M) which was subsequently sold. During this same period we made a significant investment in our IT structure and manufacturing equipment totaling $404,000.  The proceeds from the sale of assets amounted to $1,452,000 of which the Blaine building was the major portion at $1,450,000. During the same period we purchased $3,675,000 and sold $3,200,000 of available for sale securities. The net result is a net increase in cash from investing activities of $927,000.  For the year 2009 we do not anticipate selling any significant fixed assets. The Company will continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability.

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

In the fiscal year ended March 31, 2007, we netted approximately $2,770,000 in positive cash flow from investing activities. Investments in property and equipment of $581,000 including a new enterprise IT system and continued facility construction in India were offset in-part by $627,000 cash received from the sales of patents and excess equipment largely in our Optronics division. During the same period we purchased $17,300,000 and sold $20,025,000 of available for sale securities. This reduced our position in available for sale securities by $2,725,000 and these funds were reinvested in money market accounts.

Financing Activities

For the twelve months ended September 30, 2008 we used a net of $68,000 to make scheduled debt principal payments principally associated with the financing of our IT systems.

For the six months ended September 30, 2007 we used a net of $34,000 to make scheduled debt principal payments.

In the year ended March 31, 2007 we used a net $873,000 in financing activities that was applied primarily towards the payment of long-term debt relating to our facility in Aberdeen, South Dakota.

The Company believes that its current cash and cash equivalents and cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months. However, future growth, including potential acquisitions, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

As outlined in Note O to the consolidated financial statements, our available for sale securities, which consisted of Auction Rate Securities, were purchased by our broker, Credit Suisse, for par value in October 2008 resulting in proceeds of $3.3 million which has been invested in cash equivalents providing additional working capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations. The following tables present our unaudited quarterly operating results for the eight quarters ended September 30, 2008:

	Quarter Ended

	December 31, 2006	March 31, 2007(1)	June 30, 2007	September 30, 2007
Statement of Operations Data

Net revenue	$4,504,508	$3,896,057	$4,907,046	$5,389,634
Gross profit	1,355,193	1,000,145	1,450,145	1,767,512
Net loss	(429,368)	(1,205,491)	(1,409,939)	119,500
Net income (loss) loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.12)	$0.01

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Statement of Operations Data

Net revenue	$4,697,440	$5,442,493	$6,165,379	$7,188,484
Gross profit	1,449,471	1,765,564	2,107,819	2,528,981
Net income (loss)	395,368	115,338	248,894	754,660
Net income (loss) per share, basic and diluted	$0.03	$0.01	$0.02	$0.06

(1)	During the fourth quarter of fiscal year 2007, the Company recorded a goodwill impairment charge of $852,000 ($519,717 after tax).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying consolidated balance sheets of Clearfield, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clearfield, Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
December 22, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007
Assets
Current Assets
Cash and cash equivalents	$4,333,709	$3,304,645
Available for sale securities	-	2,825,000
Accounts receivable, net	2,533,447	2,418,651
Inventories	2,088,769	1,595,282
Other current assets	115,344	102,473
Total current assets	9,071,269	10,246,051

Property plant and equipment, net	1,604,202	1,773,739

Other Assets
Available for sale securities	3,036,000	-
Goodwill	2,570,511	2,570,511
Other	284,309	281,589
Notes receivable	432,846	469,678
Total other assets	6,323,666	3,321,778
Total Assets	$16,999,137	$15,341,568

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long term debt	$62,126	$68,215
Accounts payable	1,849,633	1,176,280
Accrued compensation	903,276	958,023
Accrued expenses	301,859	107,209
Current liabilities of discontinued operations	-	205,885
Total current liabilities	3,116,894	2,515,612

Long term debt, net of current maturities	33,081	95,207
Deferred rent	89,641	85,059
Deferred income taxes	166,904	77,701
Other long term liabilities	-	150,470
Long term obligations of discontinued operations	-	204,832
Total Liabilities	3,406,520	3,128,881

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 11,938,131 and 11,872,331 shares issued and outstanding at September 30, 2008 and 2007, respectively	119,381	118,723
Additional paid-in capital	52,166,219	52,037,207
Accumulated deficit	(38,428,983)	(39,943,243)
Accumulated other comprehensive loss	(264,000)	-
Total shareholders’ equity	13,592,617	12,212,687
Total Liabilities and Shareholders’ Equity	$16,999,137	$15,341,568

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,	Six Months Ended September 30,	Year Ended March 31,
	2008	2007	2007

Revenues	$23,493,796	$10,296,680	$18,363,836

Cost of sales	15,641,961	7,079,023	13,098,972

Gross profit	7,851,835	3,217,657	5,264,864

Operating expenses
Selling, general and administrative	6,854,934	3,684,694	5,838,513
Goodwill impairment charge	-	-	852,000
Gain on disposal of assets	-	(13,079)	1,435
	6,854,934	3,671,615	6,691,948

Income (loss) from operations	996,901	(453,958)	(1,427,084)

Interest income	268,063	167,881	378,977
Interest expense	(10,721)	(7,148)	(49,079)
Other income (loss)	55,881	(30,754)	21,476
	313,223	129,979	351,374
Income (loss) before income taxes	1,310,124	(323,979)	(1,075,710)

Income tax expense (benefit)	93,303	51,640	(237,493)
Net income (loss) from continuing operations	1,216,821	(375,619)	(838,217)
Net income (loss) from discontinued operations	297,439	(1,071,010)	(1,743,961)
Net gain on disposal of assets of discontinued operations	-	156,190	434,868
Total income (loss) from discontinued operations	297,439	(914,820)	(1,309,093)
Net income (loss)	$1,514,260	$(1,290,439)	$(2,147,310)

Net income (loss) per share:
Continuing operations	$0.10	$(0.03)	$(0.07)
Discontinued operations	$0.03	$(0.08)	$(0.11)
Basic and diluted	$0.13	$(0.11)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	11,873,773	11,872,331	11,872,331

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders
	Shares	Amount	Capital	deficit	loss	equity
Balance at March 31, 2006	11,872,331	118,723	$51,968,366	$(36,505,494)	$(2,153)	$15,579,442
Stock based compensation expense	-	-	50,363	-	-	50,363
Foreign currency translation	-	-	-	-	(6,011)	(6,011)
Net (loss)	-	-	-	(2,147,310)	-	(2,147,310)
Comprehensive loss	-	-	-	-	-	(2,153,321)
Balance at March 31, 2007	11,872,331	118,723	52,018,729	(38,652,804)	(8,164)	13,476,484
Stock based compensation expense	-	-	18,478	-	-	18,478
Foreign currency translation	-	-	-	-	8,164	8,164
Net (loss)	-	-	-	(1,290,439)	-	(1,290,439)
Comprehensive loss	-	-	-	-	-	(1,282,278)
Balance at September 30, 2007	11,872,331	118,723	52,037,207	(39,943,243)	-	12,212,687
Stock based compensation expense	-	-	50,052	-	-	50,052
Stock issued as compensation	65,800	658	78,060	-	-	79,618
Other comprehensive loss	-	-	-	-	(264,000)	(264,000)
Net income	-	-	-		-	1,514,260
Comprehensive income	-	-	-	1,514,260	-	1,250,260
Balance at September 30, 2008	11,938,131	119,381	$52,166,219	$(38,428,983)	$(264,000)	$13,592,617

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,	Six months ended September 30,	Year ended March 31,
	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$1,514,260	$(1,290,439)	$(2,147,310)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	498,418	213,697	651,399
Deferred income taxes	89,203	48,540	(243,293)
(Gain) loss on sale of assets	55,251	126,408	(433,433)
Stock-based compensation expense	129,012	18,478	50,363
Goodwill impairment charge	-	-	852,000
Severance accrual	-	360,826	-
Lease termination accrual	(362,028)	376,032	-
Changes in operating assets and liabilities:
Accounts receivable, net	(114,796)	(628,536)	69,423
Inventories	(493,487)	(265,910)	346,553
Prepaid expenses and other assets	21,241	104,548	(135,206)
Accounts payable and accrued expenses	686,595	34,000	(361,400)
Net cash provided by (used in) operating activities	2,023,669	(902,356)	(1,350,904)

Cash flows from investing activities:
Purchases of property and equipment	(1,903,672)	(232,322)	(581,446)
Purchase of available for sale securities	(3,675,000)	(2,350,000)	(17,300,000)
Sale of available for sale securities	3,200,000	4,975,000	20,025,000
Proceeds from sale of assets	1,451,624	513,805	626,807
Net cash provided by investing activities	(927,048)	2,906,483	2,770,361

Cash flows from financing activities:
Payment of long-term debt	(68,215)	(34,177)	(872,854)
Proceeds from Issuance of common stock	658	-	-
Net cash used in financing activities	(67,557)	(34,177)	(872,854)
Foreign currency translation	-	21,326	(6,011)
Increase in cash balances of discontinued operations	-	47,193	57,240
Increase in cash and cash equivalents	1,029,064	2,038,469	597,832
Cash and cash equivalents at beginning of year	3,304,645	1,266,176	668,344
Cash and cash equivalents at end of year	$4,333,709	$3,304,645	$1,266,176
Supplemental cash flow information:
Cash paid during the year for:
Interest	$10,721	$7,148	$41,841
Income Taxes	4,100	3,120	5,800
Noncash investing and financing:
Withdrawal of bond reserve funds, net	-	-	469,626
Note receivable for sale of India operations	-	502,213	-
Capital expenditures included in accounts payable	-	132,380	-
Debt incurred for purchase of equipment	-	-	179,118

The accompanying notes are an integral part of these financial statements.

Clearfield, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended September 30, 2008, six months ended September 30, 2007 and year ended March 31, 2007

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clearfield, Inc., formerly APA Enterprises, Inc., (the Company) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States with a concentration in Minnesota.  These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Home (“FTTH”), large enterprise, and original equipment manufacturers (“OEMs”) markets.

Principles of Consolidation

The consolidated financial statements include the accounts of Clearfield, Inc. and its wholly-owned subsidiaries.   All significant inter-company accounts and transactions have been eliminated in consolidation. Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. into the Company (the “Parent – Subsidiary Merger”) and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Since the Parent – Subsidiary Merger on January 2, 2008, the Company has no subsidiaries. For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled.

Foreign Currency Translation

The Company used the United States dollar as its functional currency.  There were no significant foreign exchange translation gains or losses during periods ended September 30, 2008, September 30, 2007 and March 31, 2007.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.  This generally occurs upon shipment of product to the customer. The Company records freight revenues billed to customers as revenue and the related cost in cost of revenues. Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2008 and 2007 respectively consist entirely of short-term money market accounts.  Cash equivalents are stated at cost, which approximates fair value.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. No cash was in foreign financial institutions as of September 30, 2008.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  Continued

Available for Sale Securities

Available-for-Sale Securities consist of Auction Rate Securities (“ARS”) with underling investments in AAA rated securities with varying maturities and interest rates are reset for periods not exceeding 30 days.  The Company has experienced an unrealized loss of value of its securities but believes it is not exposed to significant credit risk on its investments. Unrealized gains and losses are reflected as other comprehensive income. See Note O.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for uncollectible accounts was $69,381 and $78,973 at September 30, 2008 and 2007, respectively.

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

The Company completed its annual impairment testing of goodwill in the final quarter of the periods ended March 31, 2007, September 30, 2007 and 2008 respectively.  This testing indicated that goodwill recorded as of March 31, 2007 for the APACN subsidiary was impaired, principally due to weakness in operating results of this subsidiary.  The Company recognized the related non-cash, pre-tax impairment charge of $852,000 ($519,717 after tax) for the year ended March 31, 2007. For the year ended September 30, 2008 and for the six months ended September 30, 2007 no impairment was recorded.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  Continued

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line attribution model. The Company recorded $50,052 of related compensation expense for the year ended September 30, 2008 and $18,478 of related compensation expense for the six months ended September 30, 2007 and $50,363 for the year ended March 31, 2007.  Stock-based compensation expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  The impact of this compensation expense on both basic and diluted loss per share was less than $0.01 for the year ended September 30, 2008.  As of September 30, 2008, $86,630 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.46 years.

The total fair value of options vested during the year ended September 30, 2008, and the six months ended September 30, 2007 and March 31, 2007 are $48,394, $13,998 and $64,545 respectively.  The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as a method for determining the estimated fair value for employee stock awards.

The Company estimates the fair value of stock option awards based on the following assumptions for the periods ended:

	September 30, 2008	September 30, 2007	March 31, 2007
Expected volatility	52%	51%	64%
Expected life (in years)	5 years	5 years	5 years
Expected dividends	0%	0%	0%
Risk-free interest rate	2.98%	4.42%	4.78%

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  Continued

The weighted average fair value of options granted during for the year ended September 30, 2008 and the six months ended September 30, 2007, and for the year ended March 31, 2007 are $0.45, $ 0.59 and $0.77. The Company’s approach to estimating expected volatility on its stock awards granted during the year considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants.  Expected volatility is one of several assumptions in the Black-Scholes model used by the Company to make an estimate of the fair value of options granted under the Company’s stock plans. The Company uses a forfeiture rate of 10%. In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options.  The risk-free interest rate used in the Black-Scholes option valuation model is the historical yield on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company does not pay any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model.

In September 2008, 65,800 shares of stock, with a market price of $1.21 per share, were issued to employees of the Company under the Company’s 2007 Stock Compensation Plan.  This award to employees was part of the annual incentive program, totaled $79,618 and was recorded in SG & A expense. The awards were issued with out restriction. Recipients of the award included, sales, professional staff and Company management.

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values.  The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Net Income (Loss) Per Share

Basic and diluted net incomes (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Common stock options and warrants to purchase 386,700, 586,830 and 583,150 shares of common stock with a weighted average exercise price of $1.37, $2.48 and $2.56 were outstanding during the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007 respectively, but were excluded from the calculation of net income (loss) per share because they were antidillutive.

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

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  Continued

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  We will adopt SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2, on October 1, 2008 and do not believe  the impact this pronouncement will be material to our consolidated financial position or results of operations.

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

NOTE B – TRANSITIONAL REPORTING RESULTS OF OPERATIONS

In June 2007, the Company elected to change the fiscal year end from March 31 to September 30. In view of this change, the following presents the condensed consolidated statements of operations for the six months ended September 30, 2007 (the transition period) with the unaudited six months ended September 30, 2006. The September 30, 2007 condensed format was derived from the audited consolidated statement of operations from the transition statement of the same period.

Condensed Statement of Operations:
	Six months ended September 30,
		(Unaudited)
	2007	2006
Revenues	$10,296,680	$9,963,271
Gross Profit	3,217,657	2,909,526
SG&A	3,671,615	2,956,525
Income (loss) from operations	(453,958)	(46,999)
Net income (loss) before taxes	(323,979)	140,812
Income taxes	51,640	43,250
Net income (loss) from continuing operations	(375,619)	97,562
Net loss from discontinued operations	(914,820)	(610,013)
Net loss	$(1,290,439)	$(512,451)

Net income (loss) per share (basic and diluted):
Continuing operations	$(0.03)	$0.01
Discontinued operations	(0.08)	(0.05)
Total	$(0.11)	$(0.04)

NOTE C – DISCONTINUED OPERATIONS

The Optronics business segment (GaN products) continued to experience lower than expected demand for its products and services during the year ended March 31, 2007 and continued to record operating losses.  This caused management to critically evaluate the long term viability of the business and after careful deliberation elected to cease operations and discontinue the business in June of 2007. As a result of the discontinuation of GaN products and the logistics and time constraints for the Company’s (APACN’) fiber patch cords, India was no longer a viable sourcing option and actions were taken to control ongoing costs and recover the investment in the Company’s India subsidiary.  In addition, the Company elected to close its Blaine facility because it was primarily dedicated to the Optronics segment.

Sale of India Operations

On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former chief executive officer of the Company, Dr. Anil K. Jain.  The purchase price of $504,499 was paid by delivery of a five year promissory note.  The terms of the note include monthly installment payments of principal and interest with an annual rate of 7% amortized over a ten year period with a balloon payment due November 2012 when the outstanding balance is due. The note is secured by a pledge of Company stock by Dr. Jain, a pledge by Dr. Jain of payments under his Separation Agreement with the Company, and a personal guaranty by Dr. Jain. The purchase price was determined by the independent directors to be fair and reasonable to the Company.  The current portion of the note receivable is presented within “prepaid expenses and other” and the long term portion is reflected as note receivable on the balance sheet.  The Company recorded a loss of approximately $127,000 on the sale that is presented in discontinued operations in the consolidated statements of operations.

NOTE C – DISCONTINUED OPERATIONS -Continued

Discontinuance of Optronics Segment

The Company ceased all remaining operations related to the Optronics segment in June of 2007.  Substantially all employees related to the Optronics segment were terminated prior to June 30, 2007.  The Company recorded expense of $78,109 for one time termination benefits.  The decision to close its facility in Blaine, Minnesota, that was fully dedicated to the Optronics segment, occurred in June of 2007.  The Company recorded a charge of $418,044 for remaining contract obligations costs (“lease termination costs”) through November of 2009 as the facility will not provide any economic benefit to the Company in the future. A portion of the contract obligation, $171,000 as of September 30, 2007, is reflected as a current liability of discontinued operations and the balance $204,000, is included in long term liabilities of discontinued operations (see also Note M). The Company recorded asset impairment charges of $367,928 related to the write-off of inventory and write-down of fixed assets to their realizable value.  The assets remaining that will not be retained will be sold or disposed of.

Operating results related to the discontinuance of the Optronics segment, including APA India, for the six months ended September 30, 2007 and 2006 and for the years ended March 31, 2007 and 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below:

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

The net income from discontinued operations for the year ended September 30, 2008 relates to 1) the reversal of a portion of the lease termination accrual of $393,000 and 2) operating expenses of approximately $96,000.

NOTE D – SEVERANCE AGREEMENT

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company has recorded a severance charge of $397,000 in the statement of operations for the six months ended September 30, 2007,  the short term portion of the liability is include in accrued compensation and the

NOTE D – SEVERANCE AGREEMENT - Continued

long term portion of the liability is included in other long term liabilities.  This severance provision applies notwithstanding the absence of a "change of control”. As of September 30, 2008 the balance due is $150,470 and is included in the accrued compensation as it is all short term.

NOTE E – INVENTORIES

Inventories consist of the following at

	September 30,	September 30,
	2008	2007
Raw materials	$1,815,777	$1,422,374
Work-in-process	14,483	50,468
Finished Goods	258,511	122,440
	$2,088,769	$1,595,282

NOTE F  –  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at:

	September 30,	September 30,
	2008	2007
Land	$56,195	$56,195
Buildings	1,679,424	1,679,424
Manufacturing Equipment	685,425	602,432
Office Equipment	1,405,147	1,163,221
Leasehold Improvements	187,986	184,015
	4,014,117	3,685,287
Less accumulated depreciation and amortization	2,409,966	1,911,548
	$1,604,202	$1,773,739

NOTE G  –  LONG-TERM DEBT

The following is a summary of the outstanding debt, which consists of a capital lease, at:

	September 30,	September 30,
	2008	2007
Long term debt	$95,207	$163,422
Less: current maturities	62,126	68,215
	$33,081	$95,207

Scheduled maturities of the Company’s long-term debt are as follows:

Years ending September 30,
2009	$62,126
2010	33,081
$95,207

NOTE H  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees.  The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan.  The Company’s contributions under this plan were $114,379, $72,765 and $127,000 for the periods ended September 30, 2008 and September 30, 2007, and March 31, 2007, respectively.

NOTE I  –  INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws.  Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS 109 by assessing the available positive and negative factors surrounding its recoverability.  Accordingly, the Company has recorded a full valuation allowance at September 30, 2008 and 2007, respectively.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30	September 30
	2008	2007
Current deferred income tax assets:
Inventories	$178,710	$129,463
Accrued expenses	239,956	478,294
	418,666	607,757
Long-term deferred income tax assets:
Intangibles	29,607	31,550
Net operating loss carry forwards and credits	12,762,440	13,337,200
	12,792,047	13,368,750
Total deferred income tax assets	13,210,713	13,976,507
Long-term deferred income tax liabilities:
Property and equipment depreciation	65,925	20,022
Goodwill	166,890	77,701
	232,815	97,723

Total net deferred income taxes	12,977,898	13,878,784
Valuation allowance	(13,144,802)	(13,956,485)
Total	$(166,904)	$(77,701)

NOTE I  –  INCOME TAXES - Continued

As of September 30, 2007, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $32,710,000 which expire in fiscal years 2009 to 2027. To date the Company has not completed a Section 382 analysis.  If certain ownership changes occurred under Section 382, there may be further limitations on the usage of the net operating loss carry forwards.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate for the following periods ended:

	Percent of Pre-tax Income
	September 30,	September 30,	March 31,
	2008	2007	2007
Federal statutory rate	34%	(34%)	(34%)
State income taxes	5%	(5%)	(5%)
Permanent differences	2%	3%	9%
Expiration of net operating loss carryforwards	16%	35%	-%
Other	-%	-%	1%
Change in valuation allowance	(51%)	5%	21%
Tax rate	6%	4%	(10%)

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30,	September 30,	March 31,
	2008	2007	2007
Current:
Federal	$-	$-	$-
State	4,318	3,100	5,800
	4,318	3,100	5,800
Deferred:
Federal	785,260	94,741	228,973
State	115,470	13,932	33,673
	900,667	108,673	262,646
Valuation allowance	(811,682)	(60,133)	(505,939)
Income tax expense (benefit)	$93,303	$51,640	$(237,493)

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Both prior and subsequent to the adoption of FIN 48, the Company had no liability for unrecognized tax benefits.

NOTE I – INCOME TAXES –  Continued

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 1993.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company did not recognize any interest or penalties during the periods ended September 30, 2008, September 30, 2007 and March 31, 2007.

NOTE J  –  SHAREHOLDERS’ EQUITY

The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series. The Company is authorized to issue 500 shares of preferred stock and 50,000,000 shares of common stock at $.01 par value. The Company has not issued any shares of preferred stock.

NOTE K  –  SHAREHOLDER RIGHTS PLAN

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

NOTE L  –  STOCK OPTIONS AND WARRANTS

Stock Options

The Company has various incentive and non-qualified stock option plans which are used as an incentive for directors, officers, and other employees.  Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a five-year period.  The maximum contractual term is normally six years. However, options granted to directors  have a one year vesting period and a six year contractual term. The Company issues new shares upon exercise of a stock option. The plans had 1,232,500 shares of common stock available for issue at September 30, 2008.

Option transactions under these plans during the year ended September 30, 2008 the transition period ended September 30, 2007 and the year ended March 31, 2007 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at March 31, 2006	276,470	2.80
Granted	40,000	1.13	$0.77
Cancelled	(83,320)	4.60
Outstanding at March 31, 2007	233,150	1.90
Granted	20,000	1.13	$0.59
Cancelled	(16,320)	3.50
Outstanding at September 30, 2007	236,830	1.72
Granted	228,700	1.13	$0.45
Cancelled or Forfeited	(78,830)	.97
Outstanding at September 30, 2008	386,700	1.37

NOTE L  –  STOCK OPTIONS AND WARRANTS  –  Continued

The number of shares exercisable at September 30, 2008, September 30, 2007 and March 31, 2007 was 122,240, 111,530 and 99,950 respectively, at a weighted average exercise price of $1.81, $1.88 and $2.30 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable stock options at September 30, 2008:

Options outstanding

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.09	229,700	5.13 years	$1.08	$247,249
1.10-1.49	82,000	3.29 years	1.32	108,552
1.50-1.99	25,000	1.69 years	1.59	39,800
2.00-5.00	50,000	1.03 years	2.66	132,900
	386,700	3.88 years	$1.37	$528,501

Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.09	10,000	4.90 years	$1.03	$10,300
1.10-1.49	48,840	3.16 years	1.34	65,509
1.50-1.99	22,400	1.58 years	1.59	35,692
2.00-5.00	41,000	1.01 years	2.68	109,950
	122,240	2.29 years	$1.81	$221,451

Stock Warrants

The following is a table of the warrants to purchase shares of the Company’s common stock:

	Warrants outstanding	Exercise price per share	Expiration date
Balance at March 31, 2006	357,310	3.00 – 7.00	2007 – 2008
Issued	-	-	-
Expired	(7,310)	7.00	2007
Balance at March 31, 2007	350,000	3.00	2008
Issued	-	-	-
Expired	-	-	-
Balance September 30, 2007	350,000	3.00	2008
Issued	-	-	-
Expired	(350,000)	3.00	2008
Balance September 30, 2008	-	-	-

NOTE M  –  COMMITMENTS AND FACILITIES

The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations. This operating lease is renewable and noncancelable. The Company also leases various office equipment. For the period ended September 30, 2008, rent expense was $325,000 with an offset of rent take back associated with the Blaine facility purchase and resale of $362,000. This resulted in a net take back of $37,000. Total rent expense for the Company in prior years was $628,000 and $459,000 for the periods ended September 30, 2007 and March 31, 2007.

Blaine Facility

On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine for $1,500,000 under the provisions of its option to purchase as stated in its lease from Jain-Olsen Properties. The Company as owner of the building canceled the lease to itself. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $362,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and will be taken into income during the three months ending December 31, 2007. The Company, on the same day, then sold the land and building for $1,450,000 incurring a loss of $52,000.  Rent expense of $14,000, $84,000 and $166,000 was paid to the partnership for the periods ended September 30, 2008, September 30, 2007 and March 31, 2007, respectively.

The closure of the Optronics division housed in Blaine resulted in the Company recording a charge of $418,044 for remaining contract obligations costs through November of 2009 as the facility will not provide any economic benefit to the Company in the future. This amount is reflected in the $621,000 rent for the six months ended September 30, 2007.

Aberdeen Facility

On October 1, 2007 the Company entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the three year period commencing on October 1, 2007.

The following is a schedule of approximate minimum payments required under the operating leases:

Year ending September 30	Operating leases
2009	$227,067
2010	234,729
2011	235,943
2012	241,773
2013	249,480
Thereafter	42,756
Total minimum lease payments	$1,231,748

In February 2007, the Company began implementing a new enterprise system and entered into a contract to pay approximately $266,000 over a 3 year period for software related to part number configuration and production scheduling. The contract calls for payments of $88,800 and $29,600 for 2009 and 2010 respectively.

NOTE N  –  CONCENTRATIONS

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

Customers

Two customers comprised approximately 23%, 18% and 23% of total sales for the periods ended September 30, 2008, September 30, 2007 and March 31, 2007.

NOTE O – AUCTION RATE SECURITIES

At September 30, 2008 our long term investment portfolio consisted of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 33 years. The ARS held by us are primarily backed by student loans and are over-collateralized, and are insured by and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa. Most of these auction rate securities were scheduled to reset every 7 to 28 days through a Dutch Auction process. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. As of February 2008, ARS had experienced failed auctions, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity due to pressure in other segments of the securities markets. Under the contractual terms, the issuer is typically obligated to pay penalty interest rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

At September 30, 2008 there was insufficient observable ARS market information available to determine fair value of our investments. Therefore, we estimated fair value by using a discounted cash flow model with factors including tax status, credit quality, duration, levels of federal guarantees and likelihood of redemption.  Based on this analysis, we have classified the investments as long-term on our balance sheet as of March 31, 2008 through September 30, 2008 and recorded and unrealized loss of $264,000.  We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. There was no tax impact due to our net operating loss position.

At September 30, 2007 these securities were recorded as current assets because at September 30, 2007 there was a market for ARS.

As of September 2008, Credit Suisse, our broker and financial advisor, settled a lawsuit with the state of New York related to its ARS marketing practices. On October 2, 2008, Credit Suisse offered to buy back at par value the ARS securities from individuals, charities and businesses with accounts valued up to $10 million. We accepted the offer in October 2008. During the month of October of 2008 Credit Suisse bought back all of the securities held by Clearfield at par value resulting in proceeds of $3.3 million which were

NOTE O – AUCTION RATE SECURITIES - continued

invested money market fund composed of 90 day U.S Treasuries. The sale of these assets and the related mark up to par value will be reflected in our results for the quarter ended December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

During the evaluation of disclosure controls and procedures in connection with the preparation of our financial statements to be included in this Annual Report on Form 10-K, we determined that in the aggregate a material weakness in internal control over financial reporting existed as of September 30, 2008 relating to our accounting and control procedures for documentation and review of significant accounting judgments and estimates, financial closing processes and financial reporting processes at period ends. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately, within the time periods specified in the applicable rule and forms.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, management identified the following matter that we consider to be a material weakness as of September 30, 2008.

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, a material weakness existed as of September 30, 2008 related to documentation and review of significant accounting judgments and estimates, financial closing processes, and financial reporting processes at period ends. We implemented control procedures in the fourth quarter of 2008 and are in the process of implementing additional control procedures as described below.  However, the controls implemented in the fourth quarter of 2008 have not yet operated for a sufficient period of time. Once we have performed the procedures on a repeated basis and completed our further planned remediation, we will be able to fully evaluate their effectiveness.

Because of this material weakness, we concluded that, as of September 30, 2008, our internal control over financial reporting was not effective. We have discussed this material weakness with our audit committee.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

The following changes to our internal control over financial reporting were substantially completed during our fourth quarter of fiscal 2008, and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have developed detailed methodologies for items requiring management’s estimate and judgment;

•	We have implemented processes to ensure that monthly close checklists are implemented and followed;

•	We have implemented the use of checklists for disclosure items and preparation of periodic reports.

Remediation of Material Weaknesses

As of September 30, 2007, the Company determined material weaknesses existed related to the following matters:

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

We remediated the material weakness related to our auction rate securities restatement by the Board of Directors’ (BOD) appointment of an Investment Committee, composed of BOD members, to provide oversight on matters of banking relationships and investing of cash. In addition the Company has approved a formal investment policy. Company management is utilizing the expertise of its professional investment advisor. In addition, management obtained additional education related to this matter.

We remediated the material weakness related to GAAP and SEC reporting matters beginning with the third quarter of the fiscal year. We procured subscriptions to publications and services that provide regular updates regarding SEC and GAAP reporting. These services include checklists to ensure the internal accounting staff has the necessary tools and resources to comply with both SEC and GAAP regulations. These services along with the SEC website were used to incorporate a process of  regularly checking for appropriate compliance on all GAAP and SEC reporting matters as they change or become updated.

As of September 30, 2008, the Company determined material weaknesses in our internal control over financial reporting.  To remediate the material weakness in our internal control over financial reporting we have already implemented several actions outlined above.  In addition, we have implemented or are in the process of implementing the following actions, which are all expected to be completed by the end of our first quarter for our fiscal year ending September 30, 2009:

•
We have developed detailed methodologies for items requiring management’s estimate and judgment.  These methodologies formally document management’s thought processes used to determine the amounts in estimates.  We intend to continue to develop and document the methodology for additional items and to begin formally sharing a summary analysis of significant estimate and judgment items with our audit committee beginning in the first quarter of our fiscal year ending in 2009;

•
We are implementing processes to provide for supporting documentation and evidence of independent review and approval of journal entries, processes to require sub-certifications of appropriate personnel,  processes to ensure that monthly close checklists are implemented and followed, and documentation of the reconciliation of the final trial balance to the final report;

•
We have implemented the use of checklists for disclosure items and preparation of periodic reports.  We are in the process of developing procedures to formally prepare a supporting analysis for each financial statement disclosure in accordance with relevant generally accepted accounting principles (including relevant regulatory rules) and the entity’s accounting and disclosure policies.

ITEM 9B.	OTHER INFORMATION

There were no events during the quarter ended September 30, 2008 required to be disclosed on Form 8-K which were not so disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Report and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by Item 12 is incorporated in this Report by reference to the proxy statement for annual meeting of shareholders to be held in February 2009.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of September 30, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	386,700	$1.37	1,232,500
Total	386,700	$1.37	1,232,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated in this Report by reference to the proxy statement for our annual meeting of shareholders to be held in February 2009

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) The following financial statements are filed herewith under Item 8.

(i)	Report of Independent Registered Public Accounting Firm for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007.

(ii)	Consolidated Balance Sheets as of September 30, 2008 and 2007

(iii)	Consolidated Statements of Operations for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007.

(iv)	Consolidated Statement of Shareholders’ Equity for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007.

(v)	Consolidated Statements of Cash Flows for the years ended September 30, 2008 the six months ended September 30, 2007 and the year ended March 31, 2007

(vi)	Notes to the Consolidated Financial Statements for the year ended September 30, 2008, the six months ended September 30, 2007 and the year ended March 31, 2007.

(2) Financial Statement Schedules: See Schedule II on page following signatures.

(b)	Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: December 22, 2008	By:	/s/ Cheryl Beranek Podzimek
Cheryl Beranek Podzimek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl Beranek Podzimek	President, Chief Executive Officer and Director (principal executive officer )	December 22, 2008
Cheryl Beranek Podzimek

/s/ Bruce G. Blackey	Chief Financial Officer (principal financial and accounting officer)	December 22, 2008
Bruce G. Blackey

/s/ Ronald G. Roth	Director	December 22, 2008
Ronald G. Roth

/s/ John G. Reddan	Director	December 22, 2008
John G. Reddan

/s/ Stephen L. Zuckerman MD	Director	December 22, 2008
Stephen L. Zuckerman

/s/ Donald R. Hayward	Director	December 22, 2008
Donald R. Hayward

/s/ Charles N. Hayssen	Director	December 22, 2008
Charles N. Hayssen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
September 30, 2008	$78,973	$-	$-	$9,592	$69,382
September 30, 2007	78,500	-	843	370	78,973
March 31, 2007	77,831	-	5,550	4881	78,500

(1) Represents recovery of bad debt and other adjustments
(2) Represents write-offs of bad debt

EXHIBIT INDEX

Number	Description	Page Number or Incorporated by Reference to
2.1	Asset Purchase Agreement between CLFD and CSP, Inc.	Exhibit 2.1 to Form 8-K filed March 31, 2003

2.1	Asset Purchase Agreement between CLFD and Americable, Inc.	Exhibit 2.1 to Form 8-K filed July 2, 2003

2.2	Agreement Not to Compete with Peter Lee as part of CSP asset purchase	Exhibit 2.2 to Form 8-K filed March 31, 2003

2.3	Asset Purchase Agreement between Clearfield, Inc. and Software Moguls India Private Limited and S M Infoexpert Private Limited	Exhibit 2.3 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

3.1	Restated Articles of Incorporation, as amended to date	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000

3.1 (a)	Restated Articles of Incorporation, as amended to date thru August 25, 2004	Exhibit 3.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004

3.2	Bylaws, as amended and restated to date	Exhibit 3.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1999

4.1(a)	State of South Dakota Board of Economic Development $300,000 Promissory Note, REDI Loan: 95-13-A	Exhibit 4.1(a) to the Report on 10-QSB for the quarter ended June 30, 1996 (the “June 1996 10-QSB”)

4.1(b)	State of South Dakota Board of Economic Development Security Agreement REDI Loan No: 95-13-A dated May 28, 1996	Exhibit 4.1(b) to the June 1996 10-QSB

4.2(a)	$700,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(a) to the June 1996 10-QSB

4.2(b)	$300,000 Loan Agreement dated June 24, 1996 between Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(b) to the June 1996 10-QSB

4.2(c)	$250,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(c) to the June 1996 10-QSB

4.2(d)	$300,000 Loan Agreement dated June 24, 1996 by and between Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(d) to the June 1996 10-QSB

4.2(e)	Amended Loan Agreement with Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(e) to Registrants Report on Form 10-K for fiscal year ended March 31, 2004

Number	Description	Page Number or Incorporated by Reference to
4.2(f)	Purchase Agreement for land with Aberdeen Development Corporation and Clearfield, Inc.	Exhibit 4.2(f) to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

4.3(a)	Loan Agreement between South Dakota Economic Development Finance and Clearfield, Inc.	Exhibit 4.3(a) to the June 1996 10-QSB

4.3(b)	Mortgage and Security Agreement – One Hundred Day Redemption from Clearfield, Inc. to South Dakota Economic Development Finance Authority dated as of June 24, 1996	Exhibit 4.3(b) to the June 1996 10-QSB

4.4(a)	Subscription and Investment Representation Agreement of NE Venture, Inc.	Exhibit 4.4(a) to the June 1996 10-QSB

4.4(b)	Form of Common Stock Purchase Warrant for NE Venture, Inc.	Exhibit 4.4(b) to the June 1996 10-QSB

4.5(a)	Certificate of Designation for 2% Series A Convertible Preferred Stock	Exhibit 4.5(a) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.5(b)	Form of common stock warrant issued in connection with 2% Series A Convertible Preferred Stock	Exhibit 4.5(b) filed as a part of Registration Statement on Form S-3 (Commission File No. 333-33968)

4.6	Common Stock Purchase Warrant issued to Ladenburg Thalmann & Co. Inc. to purchase 84,083 shares	Exhibit 4.6 to Registrant’s Report on Form 10-K for fiscal year ended March 31, 2000 (“2000 10-K”)

4.7	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000

4.8	Common Stock Warrant Purchase Agreement with Peter Lee as part of CSP asset purchase	Exhibit 4.8 to Form 8-K filed March 31, 2003

10.1(a)	Sublease Agreement between the Registrant and Jain-Olsen Properties and Sublease Agreement and Option Agreement between the Registrant and Jain-Olsen Properties	Exhibit 10.1 to the Registration Statement on Form S-18 filed with the Chicago Regional Office of the Securities and Exchange Commission on June 26, 1986

10.1(b)	Amendment and Extension of Sublease Agreement dated August 31, 1999	Exhibit 10.1(b) to 2000 10-K

10.1(c)	Lease Agreement between Registrant and Jain-Olsen Properties	Exhibit 10.1(c) to Registrant’s Form 10Q-SB for quarter ended September 30, 2004

*10.2(a)	Stock Option Plan for Nonemployee Directors	Exhibit 10.3a to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1994 (the “1994 10-KSB”)

Number	Description	Page Number or Incorporated by Reference to
*10.2(b)	Form of option agreement issued under the Nonemployee Directors Plan	Exhibit 10.3b to 1994 10-KSB

*10.3	1997 Stock Compensation Plan	Exhibit 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 1997

*10.4	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1990

*10.5	Form of Agreement regarding Repurchase of Stock upon Change in Control Event with Anil K. Jain and Kenneth A. Olsen	Exhibit 10.1 to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1997 (“September 1997 10-QSB”)

*10.6	Form of Agreement regarding Employment/Compensation upon Change in Control with Messrs. Jain and Olsen	Exhibit 10.2 to the September 1997 10-QSB

*10.7	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Report on From 10-K for the fiscal year ended March 31, 2002.

10.8	Sublease agreement between Newport and CLFD	Exhibit 10.8 to Registrant’s Report of Form 10-QSB for the quarter ended June 30, 2003

10.9	Sublease agreement between Veeco Compound Semiconductor and Clearfield, Inc.	Exhibit 10.9 to Registrant’s Report of Form 10-K for the fiscal year ended March 31, 2004

10.9(b)	Amendment to sublease between Veeco Compound Semiconductor and Clearfield, Inc.	Exhibit 10.9 (b) to Registrant’s Report on Form 10-QSB for the quarter ended September 30, 2004

*10.10	Ken Olsen Separation Agreement	Exhibit 10.10 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

*10.11	Stock option agreement with Cheri Podzimek, President of CLFD	Exhibit 10.11 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2005

10.12	Agreements on sale of MOCVD Assets	Exhibit 10.12 to Registrant’s Report on for 8-K filed March 10, 2006

10.13	Patent and Technology and Revenue Sharing License Agreement	Exhibit 10.13 to Registrant’s Report on for 8-K filed March 10, 2006

10.14	Lease agreement between Bass Lake Realty, LLC and CLFD	**

*10.15	2007 Stock Compensation Plan	Exhibit 10.15 to Registrant’s Registration Statement on Form S-8 POS filed on August 24, 2007

Number	Description	Page Number or Incorporated by Reference to
10.16	Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control	Exhibit 10.16 to Registrant’s Report on for 8-K filed June 29, 2007

10.17	Supplemental Separation Agreement with A. Jain	Exhibit 10.17 to Registrant’s Report on for 8-K filed June 29, 2007

10.18	Stock Purchase Agreement	Exhibit 10.18 to Registrant’s Report on for 8-K filed June 29, 2007

10.19	Promissory Note	Exhibit 10.19 to Registrant’s Report on for 8-K filed June 29, 2007

10.20	Guaranty-AK Jain	Exhibit 10.20 to Registrant’s Report on for 8-K filed June 29, 2007

10.21	Stock Pledge Agreement	Exhibit 10.21 to Registrant’s Report on for 8-K filed June 29, 2007

10.22	Separation Payments Pledge Agreement	Exhibit 10.22 to Registrant’s Report on for 8-K filed June 29, 2007

10.23	Agreement to Provide Additional Collateral	Exhibit 10.23 to Registrant’s Report on for 8-K filed June 29, 2007

10.24	Non-Compete Agreement	Exhibit 10.24 to Registrant’s Report on for 8-K filed June 29, 2007

10.25	2007 Stock Compensation Plan Amended	Incorporated by reference to exhibit filed as a part of from S-8 Registration number 333-151504

14	Code of Ethics	Exhibit 14 to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2004

23.1	Consent of Grant Thornton LLP	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Indicates management contract or compensation plan or arrangements required to be filed as an exhibit to this form.

** Filed with this Report.