Form 10-Q
period 2008-12-31
Clearfield, Inc.
filed 2009-02-09
CIK 796505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

                                 (763) 476-6866
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES |X|    NO |_|

Indicate by check mark whether the registrant is a "large accelerated filer", an "accelerated filer", a "non-accelerated filer" or a "smaller reporting company" (as defined in Rule 12b-2 of the Exchange Act).


Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     YES |_|    NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:                    Outstanding at December 31, 2008
             Common stock, par value $.01                 11,938,131

                                CLEARFIELD, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................3
   ITEM 1.  FINANCIAL STATEMENTS UNAUDITED.....................................3
   CONSOLIDATED BALANCE SHEETS.................................................3
   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS.............................4
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.............................5
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS.............................6
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................11
   ITEM 3. QUANTITAVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK..........14
   ITEM 4. CONTROLS AND PROCEDURES............................................14
PART II. OTHER INFORMATION....................................................15
   ITEM 1. LEGAL PROCEEDINGS..................................................15
   ITEM 1A.RISK FACTORS.......................................................15
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........15
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................15
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15
   ITEM 5. OTHER INFORMATION..................................................15
   ITEM 6. EXHIBITS...........................................................15
SIGNATURES....................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS UNAUDITED

                                CLEARFIELD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                December 31,      September 30,
                                                                   2008              2008
                                                             -----------------  -----------------
                                     Assets
Current Assets
   Cash and cash equivalents                                 $       7,609,966  $       4,333,709
   Accounts receivable, net                                          1,750,593          2,533,447
   Inventories                                                       1,900,233          2,088,769
   Other current assets                                                182,632            115,344
                                                             -----------------  -----------------
        Total  current assets                                       11,443,424          9,071,269

Property plant and equipment, net                                    1,531,825          1,604,202

Other Assets
   Available for sale securities                                             -          3,036,000
   Goodwill                                                          2,570,511          2,570,511
   Other                                                               288,032            284,309
   Notes receivable                                                    422,926            432,846
                                                             -----------------  -----------------
        Total other assets                                           3,281,469          6,323,666
                                                             -----------------  -----------------
                Total Assets                                 $      16,256,718  $      16,999,137
                                                             =================  =================

                      Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long term debt                      $          63,448  $          62,126
   Accounts payable                                                    925,005          1,849,633
   Accrued compensation                                                721,059            903,276
   Accrued expenses                                                    148,309            301,859
                                                             -----------------  -----------------
        Total  current liabilities                                   1,857,821          3,116,894

   Long term debt, net of current maturities                            16,715             33,081
   Deferred rent                                                        89,700             89,641
   Deferred income taxes                                               189,259            166,904
                                                             -----------------  -----------------
        Total Liabilities                                            2,153,495          3,406,520

Shareholders' Equity
   Undesignated shares, 4,999,500 authorized shares: no
   shares issued and outstanding                                             -                  -
   Preferred stock, $.01 par value;  500 shares; no shares
   outstanding                                                               -                  -
   Common stock, authorized 50,000,000, $ .01 par value;
   11,938,131 shares issued and outstanding at December 31,
   2008 and September 30, 2008                                         119,381            119,381
   Additional paid-in capital                                       52,195,338         52,166,219
   Accumulated deficit                                             (38,211,496)       (38,428,983)
   Accumulated other comprehensive loss                                      -           (264,000)
                                                             -----------------  -----------------
   Total shareholders' equity                                       14,103,223         13,592,617
                                                             -----------------  -----------------
        Total Liabilities and Shareholders' Equity           $      16,256,718  $      16,999,137
                                                             =================  =================

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                CLEARFIELD, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    Three Months Ended
                                                       December 31,
                                                 2008                2007
                                            -----------------  -----------------

Revenues                                    $       5,933,287  $      4,697,440

Cost of sales                                       3,919,079         3,247,969
                                            -----------------  -----------------

        Gross profit                                2,014,208         1,449,471

Operating expenses
   Selling, general and administrative              1,804,978         1,422,459
                                            -----------------  -----------------

        Income from operations                        209,230            27,012

Interest income                                        31,750            87,806
Interest expense                                       (1,906)           (3,136)
Other income                                           13,644            13,417
                                            -----------------  -----------------
                                                       43,488            98,087
                                            -----------------  -----------------
   Income before income taxes                         252,718           125,099

Income tax expense                                     35,231            27,170
                                            -----------------  -----------------

   Net income from continuing operations              217,487            97,929
Net income from discontinued operations                     -           342,390
Net loss on disposal of assets of
 discontinued operations                                    -           (44,951)
                                            -----------------  -----------------
   Total income from discontinued operations                -           297,439
                                            -----------------  -----------------
Net income                                  $         217,487  $        395,368
                                            =================  =================

Net income per share:
   Continuing operations                                $0.02             $0.01
   Discontinued operations                              $0.00             $0.02
                                            -----------------  -----------------
   Basic and diluted                                    $0.02             $0.03
                                            =================  =================

Weighted average shares outstanding:
                                            -----------------  -----------------
   Basic and diluted                               11,938,131        11,872,331
                                            =================  =================

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                CLEARFIELD, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                      Three Months Ended December 31, 2008

                                                                                           Accumulated
                                                                Additional                   other         Total
                                                                 paid-in     Accumulated   comprehensive shareholders
                                      Shares        Amount       Capital       deficit        loss         equity
                                   ------------  ------------  ------------  ------------  ------------  ------------
Balance at September  30, 2008       11,938,131  $    119,381  $ 52,166,219  $(38,428,983) $   (264,000) $ 13,592,617
   Stock based compensation expense           -             -        29,119             -             -        29,119
   Other comprehensive loss                   -             -             -             -       264,000       264,000
   Net income                                 -             -             -       217,487             -       217,487
                                                                                                         ------------
   Comprehensive income                       -             -             -             -             -       481,487
                                   ------------  ------------  ------------  ------------  ------------  ------------
Balance at December  31, 2008        11,938,131  $    119,381  $ 52,195,338  $(38,211,496) $          -  $ 14,103,223
                                   ============  ============  ============  ============  ============  ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                CLEARFIELD, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                       Three Months    Ended December 31,
                                                                           2008             2007
                                                                    -----------------  -----------------
Cash flow from operating activities
Net income                                                          $         217,487  $         395,368
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                              108,715            120,673
   Deferred taxes                                                              22,355             24,270
   Loss on disposal of assets                                                       -             55,251
   Stock based compensation                                                    29,119             11,814
   Lease termination accrual                                                        -           (362,028)
 Changes in operating assets and liabilities:
   Accounts receivable, net                                                   782,854            647,043
   Inventories                                                                188,536             29,937
   Prepaid expenses and other                                                 (61,091)           (64,429)
   Accounts payable and accrued expenses                                   (1,260,336)          (493,575)
                                                                    -----------------  -----------------
Net cash provided by operating activities                                      27,639            364,324

Cash flow from investing activities
   Purchases of property and equipment                                        (36,338)        (1,719,951)
   Proceeds from sale of assets                                                     -          1,451,624
   Purchase of available for sale securities                                        -         (3,675,000)
   Sale of available for sale securities                                    3,300,000          1,450,000
                                                                    -----------------  -----------------
 Net cash provided by (used in) investing activities                        3,263,662         (2,493,327)

Cash flow from financing activities
   Repayment of long-term debt                                                (15,044)           (17,525)
                                                                    -----------------  -----------------
 Net cash used in financing activities                                        (15,044)           (17,525)
                                                                    -----------------  -----------------

Increase (decrease) in cash and cash equivalents                            3,276,257         (2,146,528)


Cash and cash equivalents at beginning of period                            4,333,709          3,304,645
                                                                    -----------------  -----------------
Cash and cash equivalents at end of period                                  7,609,966  $       1,158,117
                                                                    =================  =================

Supplemental cash flow information: Cash paid during the period for:
   Interest                                                         $           1,906  $           3,136
   Income taxes                                                                12,875              2,900

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and with the instructions of Regulation S-K as they apply to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the period ended September 30, 2008.

     In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

     In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.

     Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. (APCAN) into the Company (the "Parent - Subsidiary Merger") and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Since the Parent - Subsidiary Merger on January 2, 2008, the Company has no subsidiaries. For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of Clearfield, Inc.

Note 2.  Net Income Per Share

     Basic and diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period.

     Common stock options and warrants to purchase 1,002,700 and 794,700 shares of common stock with a weighted average exercise price of $1.13 and $2.12 were outstanding at December 31, 2008 and 2007, respectively, but were excluded from calculating diluted net income per share because they were antidilutive. There were no dilutive shares at December 31, 2008 and 2007.

Note 3.  Discontinued Operations

     Blaine Facility
     ---------------

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

     Aberdeen Facility
     -----------------

     On October 1, 2007 the Company entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the upcoming three year period.

Prior Year
----------

     The Company did not have discontinued operations for the three month period ended December 31, 2008. For the comparable period ended December 31, 2007, the Company incurred income net of expenses of approximately $297,000 as a result of the purchase and resale of the Blaine building which resulted in the termination of the lease and subsequent reversal of accrued rent. The Blaine Building was formerly the corporate headquarters prior to the discontinuation of the Optronics segment in June 2007.

Note 4.  Severance Agreement

     Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.

     Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly. As a result, the Company recorded a severance charge of $397,000 in the statement of operations for the six months ended September 30, 2007. This severance provision applies notwithstanding the absence of a "change of control". As of December 31, 2008 the balance due is $102,277 and is included in the accrued compensation as it is all short term.

Note  5. Cash Equivalents and Long-Term Investments

     The Company invests its excess cash in money market accounts backed by U.S. Treasuries with a term of not more than 90 days.

     The Company no longer holds $3.3 million of Auction Rate Securities (ARS) at September 30, 2008 because they were sold back to Credit Suisse at par value in October 2008. As of September 2008, Credit Suisse, our broker and financial advisor, settled a lawsuit with the state of New York related to its ARS marketing practices. On October 2, 2008, Credit Suisse offered to buy back at par value the ARS securities from individuals, charities and businesses with accounts valued up to $10 million. We accepted the offer in October 2008. During the month of October of 2008 Credit Suisse bought back all of the securities held by Clearfield at par value resulting in proceeds of $3.3 million. The sale of these assets and the related mark up to par value is reflected in the financial statements as of December 31, 2008.

Note 6.  Warrants and Stock Based Compensation

     The Company accounts for warrant and stock based compensation under Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS
123R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

     During the three month period ended December 31, 2008 the Company granted 244,000 non-qualified stock options to employees with a contractual term of 10 years, a three-year vesting term and an exercise price of $1.03 with a fair value of $.42 per share. Senior executives and officers were granted 392,000 incentive stock options to employees with a contractual term of 10 years, a three-year vesting term and an exercise price of $1.03 with a fair value of $.42 per share.

     The Company recorded $29,119 and $11,814 of compensation expense related to current and past option grants for the three month periods ended December 31, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. As of December 31, 2008, $303,595 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.93 years.

     In April of 2003, 350,000 warrants were issued at an exercise price of $3.00 per share; on June 30, 2008 they were unexercised and expired.

Note 7.  Inventories

     Inventories consist of the following as of:


                        December 31, 2008       September 30, 2008
                        -----------------       ------------------
     Raw materials      $       1,397,606       $        1,815,777
     Work-in-progress               7,560                   14,483
     Finished goods               495,607                  258,511
                        -----------------       ------------------
                        $       1,900,233       $        2,088,769
                        =================       ==================


Note 8.  Major Customer Concentration

     Two customers comprised approximately 35% of total sales for the three months ended December 31, 2008 and two customers one of which was part of the sales concentration comprised 32% of accounts receivable. One customer comprised 13% of total sales for three months ended December 31, 2007 and another customer accounted for 12% of accounts receivable.

Note 9.  Goodwill

     As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company performs an impairment analysis of goodwill during the fourth quarter of each fiscal year in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding book value of the company. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company resulting in one reporting unit.

     In addition, subsequent to September 30, 2008, we have conducted an interim review of our carrying value with the market capitalization of our stock for a reasonable period and applied limited variables such as control premium and have concluded that goodwill is not impaired at December 31, 2008. Should we experience adverse changes in expected operating results, stock trading below per share book value, or unfavorable changes in other economic factors we will reassess goodwill impairment prior to the end of the fiscal year.

Note 10. Income Taxes

     We recorded a provision for income taxes of $35,000 and $27,000, for the quarter ended December 31, 2008 and 2007. Our tax provision includes estimated federal and state alternative minimum taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior year asset acquisitions.

     Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. We believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

     Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as required. The adoption did not have a material impact on our financial statements. At the adoption date, we recorded no gross unrecognized tax benefits. Subsequent to the adoption date including current quarter ended December 31, 2008 the Company has not recorded any unrecognized tax benefits. Because we are using net operating loss carryforwards generated in prior tax years to off-set taxable income in current periods, there are no periods that have been cleared by the taxing authorities.

     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has any interest expense been recognized subsequent to the acquisition date.

Note 11. Certain Relationships and Transactions

India Facility
--------------

     Prior to June 28, 2007, Kul B. Jain, brother of our former chief executive officer, Anil K. Jain, was a director of our APA Optronics (India) Private Limited subsidiary that was established in fiscal 2005. Kul B. Jain was paid approximately $250 per month in this position. He was not an employee of APA Optronics (India) or Clearfield, Inc. (formerly APA Enterprises, Inc.). On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company. The purchase price of $500,000 is payable over five years and is secured by pledges of stock and Dr. Jain's payments under his separation agreement, as well as by a guarantee from Dr. Jain.

Note 12.  Accounting Pronouncements

New Accounting Pronouncements

     In May 2008, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We will adopt SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS 157-2, on October 1, 2008. As such, the Company is required to adopt this provision in the current period. Adoption of the applicable portions of SFAS No. 157 did not have a significant effect on the Company's financial statements because the Company did not have any applicable financial assets or liabilities. The Company believes the adoption of SFAS No. 157, as it applies to non-financial assets and non-financial liabilities could have a material impact on financial statement disclosures.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt this provision in the current period. Adoption of SFAS No. 159 did not have a significant effect on the Company's financial statements because the Company did not elect the fair value option for any financial assets or liabilities.

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

OVERVIEW
--------

General

     On January 2, 2008, Clearfield, Inc., formerly known as APA Enterprises, Inc., consolidated its sole subsidiary APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. Since the discontinuation of the Optronics business, the operations of the Company consist solely of the operations of APACN. In June 2007, we elected to change our fiscal year end from March 31 to September 30. In view of this change the quarter ended December 31, 2008 is the first quarter of 2009 and the quarter ended December 31, 2007 is the first quarter for 2008.

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

     Current economic conditions provide a degree of uncertainty. Should the economy continue to erode Clearfield is not immune to the broader effects of such a decline and may suffer a reduction in revenues and profits. We remain optimistic that the markets we serve are stable and are a core component of the nation's strategic infrastructure. However we are realistic and are closely monitoring the trends with in our industry and our customer base and prepared to take the necessary actions in our business model as appropriate.

     Should the company continue to experience increased profits resulting in increased shareholder equity value and the market price of our stock not respond, it is possible that this may trigger an impairment of goodwill. While it is counterintuitive to believe that increased shareholder value would increase and the market not recognize this change, we believe it is important to disclose the potential for such an occurrence.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 VS. THREE MONTHS ENDED DECEMBER 31, 2007

     Revenues for the first quarter ended December 31, 2008 of fiscal year 2009 increased 26% to $5,933,000 from revenue of $4,697,000 for the comparable period for fiscal 2008. This increase is attributable to the acceptance of the Company's products, the continued and improving acceptance of the Fieldsmart fiber management product line and engineering-led design services within the FTTH market.

     Revenue to broadband service providers and commercial data networks amounted to $4,786,000 or 81% of revenue for 2009 compared to $3,494,000 or 74% of sales in 2008. Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 19% of revenue or $1,147,000 for 2009 compared to $1,203,000 or 26% of sales in 2008.

     Gross margin increased from 31% of revenues in fiscal 2008 to 34% of revenues in fiscal 2009 resulting in a gross profit of $2,014,000 in 2009 as compared to $1,449,000 in 2008, an increase of $565,000 or 39%. The 3% increase in gross margin as a percent of revenues is due to the results of on-going programs to reduce the cost of products through a combination of process improvement, global sourcing of components and sub assembly manufacturing and new product introduction, specifically our Fieldsmart product line.

     Selling, general and administrative expenses increased 27% or $382,000 from $1,422,000 for 2008 to $1,804,000 for 2009. This increase is composed of increased sales commissions directly related to increased sales, performance-based compensation programs and investment in sales, marketing, product management, and product engineering that are the driving factors for increased sales and profitability.

     Income from operations for 2009 was $209,000 compared to $27,000 for 2008, an improvement of $182,000 or 675%. This improvement is attributable to increased revenue and improved gross margin.

     Interest income in 2009 declined 64% from $88,000 in 2008 to $32,000 in 2009. This is attributable to declining interest rates as the Company moved its excess cash into money markets composed of 90 day U.S. Treasuries. In 2008 the Company held $3.3 million in Auction Rate Securities that were paying rates of approximately 5% as compared to U.S. Treasuries which returned approximately 1%.

     Interest expense decreased from $3,000 in 2008 to $2,000 in 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

     Other   income   consists  of  $14,000  and  $13,000  for  2009  and  2008, respectively. This is attributable to the lease of the Company's Aberdeen facility which was rented beginning in October 2007.

     Income taxes were $35,000 and $27,000 for 2009 and 2008, respectively. Taxes related to goodwill were $22,000 and $24,000 for 2009 and 2008, respectively. The balance was paid to various states for income, sales and use taxes except for $10,000 of alternative minimum taxes from 2008 paid and expensed in 2009.

     Net income from continuing operations for 2009 was $217,000 or $0.02 per diluted share compared to a $98,000 or $0.01 per diluted share for 2008.

     There was no income from discontinued operations for 2009. In 2008 there was $297,000 of income or $0.02 per diluted share. The 2008 income consisted of the reversal of a portion of the Blaine building lease termination accrual, and expenses incurred in the purchase and resale of the building netting to a gain of $342,000, in addition there was a loss on the disposal of assets of discontinued operations of totaling $44,000.

     The Company's net income was $217,000 or $0.02 per diluted share for the quarter ended December 31, 2008 compared to $395,000 or $0.03 per share for the comparable period in the prior year. This is a net decrease of $178,000. This decrease was the result of factors explained above in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2008, our principal source of liquidity was our cash and cash equivalents. Those sources total $7,610,000, compared to $4,334,000 at September 30, 2008, respectively. Our non operating cash is invested in money market accounts composed of U.S. Treasuries. These accounts are liquid on a daily basis and are generally considered low-risk investments. The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand. Cash in excess of operating capital is invested in money market accounts and is readily accessible should the need arise or economic conditions change significantly.

     Operating Activities
     --------------------

     Net cash generated for the three months ended December 31, 2008 totaled $28,000. This was primarily due to our net income of $217,000, depreciation of $109,000, deferred taxes of $22,000, stock based compensation of $29,000, and an increase in accounts receivable of $783,000 and inventory of $189,000. This was offset by a decrease in accounts payable of $1,260,000 and $61,000 in prepaid expenses.

     Net cash generated for the three months ended December 31, 2007 totaled $364,000. This was primarily due to our net income of $395,000 and depreciation of $120,000, deferred taxes of $24,000, stock based compensation of $12,000 and an increase in accounts receivable of $647,000 and inventory of $30,000. This was offset by a decrease in accounts payable of $493,000 and $64,000 in prepaid expenses.

     Investing Activities
     --------------------

     For the three months ended December 31, 2008 we sold our Auction Rate Securities at par for $3,300,000 and purchased equipment, consuming cash of $36,000.

     For the three months ended December 31, 2007 we purchased $1,720,000 of property, plant and equipment; of that approximately $1,500,000 was for the purchase of the Blaine building which was subsequently sold. During this same period we made a significant investment in our IT structure and manufacturing equipment totaling $404,000. The proceeds from the sale of assets amounted to $1,452,000 of which the Blaine building was the major portion at $1,452,000. During the same period we purchased $3,675,000 and sold $1,450,000 of available for sale securities which were Auction Rate Securities. The net result is a net decrease in cash from investing activities of $2,493,000.

     Financing Activities
     --------------------

     For the three months ended December 31, 2008 we used a net of $15,000 to make scheduled debt principal payments principally associated with the financing of our IT systems.

     For the three months ended December 31, 2007 we used a net of $17,000 to make scheduled debt principal payments.

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

FACTORS THAT MAY INFLUENCE FUTURE RESULTS
-----------------------------------------

     The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion or Plan of Operation. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-QSB and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-K for the transition period ended September 30, 2008.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------

     Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Annual Report for the fiscal year ended September 30, 2008. The accounting policies used in preparing our interim 2009 Consolidated Financial Statements are the same as those described in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

     See Note 12 to the financial statements located in Part I, Item 1 of this Report.

ITEM 3.  QUANTITAVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

     Not Required

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Due to the material weaknesses described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. The Chief Executive Officer and Chief Financial Officer believe that the Company is currently in process of remediating these deficiencies.

Changes in Internal Control

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that these controls are operating effectively. Due to the timing of this process, there were no changes in the Company's internal control over financial reporting that occurred during the first quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

     Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 - Certification required of Chief Financial Officer by Section 302 of the Sarbanes Oxley Act of 2002

     Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 - Certification required of Chief Financial Officer by Section 906 of the Sarbanes Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      CLEARFIELD, INC.


February 9, 2009      /s/ Cheryl Beranek Podzimek
                      ----------------------------------------------------------
                      By: Cheryl Beranek Podzimek, President and CEO
                      (Principal Executive Officer and Duly Authorized Officer)

                      /s/ Bruce G. Blackey
                      ----------------------------------------------------------
                      Bruce G. Blackey, Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)