Form 10-Q
period 2009-03-31
Clearfield, Inc.
filed 2009-05-11
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES    ☐  NO

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at March 31, 2009
Common stock, par value $.01	11,938,131

CLEARFIELD, INC.
 FORM 10-Q
 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2009	September 30, 2008
Assets
Current Assets
Cash and cash equivalents	$3,133,588	$4,333,709
Short-term investments	3,081,000	-
Accounts receivable, net	2,262,100	2,533,447
Inventories	1,553,256	2,088,769
Other current assets	218,084	115,344
Total current assets	10,248,028	9,071,269

Property, plant and equipment, net	1,425,291	1,604,202

Other Assets
Long-term investments	1,839,663	3,143,941
Goodwill	2,570,511	2,570,511
Other	176,368	176,368
Notes receivable	412,755	432,846
Total other assets	4,999,297	6,323,666
Total Assets	$16,672,616	$16,999,137

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$64,798	$62,126
Accounts payable	1,116,982	1,849,633
Accrued compensation	823,025	903,276
Accrued expenses	104,398	301,859
Total current liabilities	2,109,203	3,116,894

Long-term debt, net of current maturities	-	33,081
Deferred rent	89,758	89,641
Deferred income taxes	211,615	166,904
Total Liabilities	2,410,576	3,406,520

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 11,938,131 shares issued and outstanding at March 31, 2009 and September 30, 2008	119,381	119,381
Additional paid-in capital	52,223,106	52,166,219
Accumulated deficit	(38,080,447)	(38,428,983)
Accumulated other comprehensive loss	-	(264,000)
Total shareholders’ equity	14,262,040	13,592,617
Total Liabilities and Shareholders’ Equity	$16,672,616	$16,999,137

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$5,232,604	$5,442,493	$11,165,891	$10,139,933

Cost of sales	3,414,452	3,676,929	7,333,531	6,924,898

Gross profit	1,818,152	1,765,564	3,832,360	3,215,035

Operating expenses
Selling, general and administrative	1,689,950	1,721,252	3,494,928	3,143,711

Income from operations	128,202	44,312	337,432	71,324

Interest income	17,244	79,285	48,994	167,091
Interest expense	(1,585)	(2,836)	(3,491)	(5,972)
Other income	13,931	15,984	27,575	29,401
	29,590	92,433	73,078	190,520
Income before income taxes	157,792	136,745	410,510	261,844

Income tax expense	26,743	21,407	61,974	48,577

Net income from continuing operations	131,049	115,338	348,536	213,267
Net income from discontinued operations	-	-	-	342,390
Net loss on disposal of assets of discontinued operations	-	-	-	(44,951)
Total income from discontinued operations	-	-	-	297,439
Net income	$131,049	$115,338	$348,536	$510,706

Net income per share:
Continuing operations	$.01	$.01	$.03	$.02
Discontinued operations	$.00	$.00	$.00	$.02
Basic and diluted	$.01	$.01	$.03	$.04

Weighted average shares outstanding:
Basic and diluted	11,938,131	11,872,331	11,938,131	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

Six Months Ended March 31, 2009

			Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders
	Shares	Amount	Capital	deficit	loss	equity
Balance at September 30, 2008	11,938,131	$119,381	$52,166,219	$(38,428,983)	$(264,000)	$13,592,617
Stock based compensation expense	-	-	29,119	-	-	29,119
Other comprehensive income	-	-	-	-	264,000	264,000
Net income	-	-	-	217,487	-	217,487
Comprehensive income	-	-	-	-	-	481,487
Balance at December 31, 2008	11,938,131	$119,381	$52,195,338	$(38,211,496)	$-	$14,103,223
Stock based compensation expense	-	-	27,768	-	-	27,768
Net income	-	-	-	131,049	-	131,049
Balance at March 31, 2009	11,938,131	$119,381	$52,223,106	$(38,080,447)	$-	$14,262,040

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2009	2008
Cash flow from operating activities
Net income	$348,536	$510,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,633	265,427
Deferred taxes	44,711	44,492
Loss on disposal of assets	-	55,251
Stock based compensation	56,887	25,535
Lease termination accrual	-	(362,028)
Changes in operating assets and liabilities:
Accounts receivable, net	271,347	(370,816)
Inventories	535,513	154,448
Prepaid expenses and other	(82,649)	(127,006)
Accounts payable and accrued expenses	(1,010,246)	79,908
Net cash provided by operating activities	380,732	275,917

Cash flow from investing activities
Purchases of property and equipment	(37,722)	(1,801,809)
Proceeds from sale of assets	-	1,451,624
Purchase of investments	(4,812,722)	(3,677,720)
Sale of investments	3,300,000	3,200,000
Net cash used in investing activities	(1,550,444)	(827,905)

Cash flow from financing activities
Repayment of long-term debt	(30,409)	(35,351)
Net cash used in financing activities	(30,409)	(35,351)

Decrease in cash and cash equivalents	(1,200,121)	(587,339)

Cash and cash equivalents at beginning of period	4,333,709	3,304,645

Cash and cash equivalents at end of period	$3,133,588	$2,717,306

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,492	$2,836
Income taxes	15,468	1,185

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and with the instructions of Regulation S-K as they apply to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s report on Form 10-K for the period ended September 30, 2008.

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

Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. (APCAN) into the Company (the “Parent – Subsidiary Merger”) and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Since the Parent – Subsidiary Merger on January 2, 2008, the Company has no subsidiaries. For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of Clearfield, Inc.

Note 2.  Net Income Per Share

Basic and diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period.

Common stock options and warrants to purchase 1,045,200 and 464,700 shares of common stock with a weighted average exercise price of $1.13 and $1.40 were outstanding at March 31, 2009 and 2008, respectively, but were excluded from calculating diluted net income per share because they were antidillutive. There were no dilutive shares at March 31, 2009 and 2008.

Note 3.  Discontinued Operations

Blaine Facility

On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine, Minnesota for $1,500,000 under the provisions of its option to purchase as stated in its lease with Jain-Olsen Properties. The Company, as owner of the building, canceled the related lease. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $342,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and was taken into income during the three months ending December 31, 2007. On the same day, October 30, 2007, the Company sold the land and building for $1,450,000 incurring a loss of $50,000.

Aberdeen Facility

On October 1, 2007 the Company entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the upcoming three year period. On March 3, 2009 the tenant defaulted on the lease and continues to be in arrears on payments.  We are in the process of working with the tenant to resolve this matter.

Prior Year

The Company did not have discontinued operations for the six month period ended March 31, 2009. For the comparable period ended March 31, 2008, the Company incurred income, net of expenses, of approximately $297,000 as a result of the purchase and resale of the Blaine building which resulted in the termination of the lease and subsequent reversal of accrued rent. The Blaine Building was formerly the corporate headquarters prior to the discontinuation of the Optronics segment in June 2007.

Note 4.  Severance Agreement

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company recorded a severance charge of $397,000 in the statement of operations for the six months ended September 30, 2007.  This severance provision applies notwithstanding the absence of a "change of control”. As of March 31, 2009 the balance due is $51,138 and is included in the accrued compensation as it is all short term.

Note  5. Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. The maturity dates of our CD’s are as follows at March 31. 2009.

Less than one year	$3,081,000
1-5 years	1,839,663
Total	$4,920,663

As of September 2008, Credit Suisse, our broker and financial advisor, settled a lawsuit with the state of New York related to its Auction Rate Securities (ARS) marketing practices. On October 2, 2008, Credit Suisse offered to buy back at par value the ARS securities from individuals, charities and businesses with accounts valued up to $10 million. We accepted the offer in October 2008. During the month of October of 2008 Credit Suisse bought back all of the securities held by Clearfield at par value resulting in proceeds of $3.3 million.  The sale of these assets and the related mark up to par value was reflected in the financial statements for the fiscal quarter ended December 31, 2008.

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

During the six-month period ended March 31, 2009 the Company granted 244,000 non-qualified stock options to employees with a contractual term of 10 years, a three-year vesting term and an exercise price of $1.03 with a fair value of $0.42 per share. A second group of employees received 5,000 incentive stock options with a term of six years, four year vesting and an exercise price of $1.16 with a fair value of $0.55 per share. Senior executives and officers were granted 392,000 incentive stock options with a contractual term of 10 years, a three year vesting term and an exercise price of $1.03 with a fair value of $0.42 per share. Directors were granted 37,500 non-qualified stock options with a contractual term of six years, a one year vesting term and an exercise price of $1.16 with a fair value of $0.58 per share.

The Company recorded $56,888 and $25,535 of compensation expense related to current and past option grants for the six month periods ended March 31, 2009 and 2008, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of March 31, 2009, $298,941 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.68 years.

In April of 2003, 350,000 warrants were issued at an exercise price of $3.00 per share; on June 30, 2008 they were unexercised and expired.

Note 7.  Inventories

Inventories consist of the following as of:

	March 31, 2009	September 30, 2008
Raw materials	$1,088,927	$1,815,777
Work-in-progress	8,318	14,481
Finished goods	456,011	258,511
	$1,553,256	$2,088,769

Note 8.  Major Customer Concentration

Two customers comprised approximately 41% of total sales for the six months ended March 31, 2009 and one customer who was part of the sales concentration comprised 47% of accounts receivable. Three customers comprised 27% of total sales for the six months ended March 31, 2008 and three customers accounted for 32% of accounts receivable, two of which were part of the sales concentration.

Note 9. Goodwill

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company performs an impairment analysis of goodwill during the fourth quarter of each fiscal year in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding book value of the company. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit.

In addition, we monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require and interim impairment evaluation of our goodwill.  We have concluded that no triggering events occurred during the fiscal quarter ended March 31, 2009. Should we experience adverse changes in expected operating results, stock trading below per share book value, or unfavorable changes in other economic factors we will reassess goodwill impairment prior to the end of the fiscal year.

Note 10. Income Taxes

We recorded a provision for income taxes of $62,000 and $49,000, for the six months ended March 31, 2009 and 2008. Our tax provision includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.

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

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as required. The adoption did not have a material impact on our financial statements. At the adoption date, we recorded no gross unrecognized tax benefits.  Subsequent to the adoption date including current quarter ended March 31, 2009 the Company has not recorded any unrecognized tax benefits.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has any interest expense been recognized subsequent to the acquisition date.

Note 11.  Certain Relationships and Transactions

India Facility

Prior to June 28, 2007, Kul B. Jain, brother of our former chief executive officer, Anil K. Jain, was a director of our APA Optronics (India) Private Limited subsidiary that was established in fiscal 2005.  Kul B. Jain was paid approximately $250 per month in this position. He was not an employee of APA Optronics (India) or Clearfield, Inc. (formerly APA Enterprises, Inc.).  On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over five years and is secured by pledges of stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The balance of the outstanding note is $452,822 with accrued interest of $2,692. The rate of interest charged is 7% and the holder  is current on payments.

Note 12.  Accounting Pronouncements

New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company adopted this provision on October 1, 2008.  Adoption of SFAS No. 162 did not have a significant effect on the Company’s financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB statement No. 115, at the beginning of its 2009 fiscal year. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. Adoption of SFAS No. 159 did not have a significant effect on the Company’s financial statements because the Company did not elect the fair value option for any financial assets or liabilities.

The Company adopted SFAS 157, Fair Value Measurements, (SFAS 157) at the beginning of its 2009 fiscal year. SFAS 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. The fair value hierarchy established under SFAS 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows: Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company determines fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS 157.

In April of 2009, the FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instrument (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by us in the second quarter of 2009. We currently do not expect adoption of this standard to have a material effect on our consolidated financial position or results of operations.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46R-8”). FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Company has adopted FSP 140-4 and FIN 46R-8 as of December 26, 2008 since the disclosures required by FSP 140-4 and FIN 46R-8 became effective for the Company in the fiscal quarter ending December 26, 2008. FSP 140-4 and FIN 46R-8 affect disclosures only and therefore have no impact on the Company’s financial condition, results of operations or cash flows.

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

Not withstanding our confidence in our products and long term strategies, we are unable to provide short term guidance due to current economic conditions. If the economy continues to erode, Clearfield is not immune to the broader effects of such a decline and may suffer a reduction in revenues and profits. We remain optimistic that the markets we serve are stable and are a core component of the nation’s strategic infrastructure. However we are realistic and are closely monitoring the trends with in our industry and our customer base and prepared to take the necessary actions in our business model as appropriate.

Should the Company continue to experience increased profits resulting in increased shareholder equity value and the market price of our stock does not respond, it is possible that this may trigger an impairment of goodwill.  While it is counterintuitive to believe that increased shareholder value would not be recognized by the market, we believe it is important to disclose the potential of such an occurrence.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

Revenues for the second quarter ended March 31, 2009 of fiscal year 2009 decreased 4% to $5,233,000 from revenue of $5,442,000 for the comparable period for fiscal 2008. This change is attributable to the depressed overall economic climate within the U.S.

Revenue from broadband service providers and commercial data networks amounted to $4,403,000 or 84% of revenue for 2009 compared to $4,181,000 or 77% of sales in 2008.  Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 16% of revenue or $830,000 for 2009 compared to $1,261,000 or 23% of sales in 2008.

Gross margin increased from 32% of revenues in fiscal 2008 to 35% of revenues in fiscal 2009, resulting in a gross profit of $1,818,000 in 2009 as compared to $1,766,000 in 2008, an increase of $52,000 or 3%. The 3% increase in gross margin as a percent of revenues is due to the results of on-going programs to reduce the cost of products through a combination of process improvement, global sourcing of components and subassembly manufacturing and new product introduction, specifically our Fieldsmart product line.

Selling, general and administrative expenses decreased 2% or $31,000 from $1,721,000 for 2008 to $1,690,000 for 2009. This decrease is composed of reduced sales commissions directly related to decreased sales, and reduced performance-based compensation programs. These reductions are offset by continued investment in marketing, product management, and product engineering that are the driving factors for increased sales and profitability.

Income from operations for the quarter ended March 31, 2009 was $128,000 compared to $44,000 for 2008, an improvement of $84,000 or 190%.  This improvement is attributable to improved gross margins and control of selling, general and administrative expenses.

Interest income in 2009 declined 78% from $79,000 in 2008 to $17,000 in 2009.  This is attributable to declining interest rates as the Company moved its excess cash into money markets and CD’s where rates are significantly less than previous investments in Auction Rate Securities.  In 2008 the Company invested in Auction Rate Securities that were paying rates of approximately 5% as compared to U.S. Treasuries which returned approximately .5% and CD’s returning 1 to 3%. We also receive 7% fixed interest from the note receivable with Dr. Anil Jain associated with the sale of India operations.

Interest expense decreased from $3,000 in 2008 to $2,000 in 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $14,000 and $16,000 for 2009 and 2008, respectively.  This is attributable to the lease of the Company’s Aberdeen facility which was rented beginning in October 2007.

Income taxes were $27,000 and $21,000 for 2009 and 2008, respectively.  Tax expense related to goodwill were $22,000 and $20,000 for 2009 and 2008, respectively.  The balance was paid to various states for income, sales and use taxes.

Net income for 2009 was $131,000 share compared to $115,000 for 2008 an increase of $16,000 or 14%.  Income per diluted share was $0.01 in each period.

SIX MONTHS ENDED MARCH 31, 2009 VS. SIX MONTHS ENDED MARCH 31, 2008

Revenues for the six months ended March 31, 2009 of fiscal year 2009 increased 10% to $11,166,000 from revenue of $10,140,000 for the comparable period for fiscal 2008. This increase is attributable to the acceptance of the Company’s products, the continued and improving acceptance of the Fieldsmart fiber management product line and engineering-led design services within the FTTH market.

Revenue from broadband service providers and commercial data networks amounted to $9,189,000 or 82% of revenue for 2009 compared to $7,618,000 or 75% of sales in 2008.  Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 18% of revenue or $1,977,000 for 2009 compared to $,2522,000 or 25% of sales in 2008.

Gross margin increased from 32% of revenues in fiscal 2008 to 34% of revenues in fiscal 2009 resulting in a gross profit of $3,832,000 in 2009 as compared to $3,215,000 in 2008, an increase of $616,000 or 19%. The 2% increase in gross margin as a percent of revenues is due to the results of on-going programs to reduce the cost of products through a combination of process improvement, global sourcing of components and subassembly manufacturing and new product introduction, specifically our Fieldsmart product line.

Selling, general and administrative expenses increased 11% or $351,000 from $3,144,000 for 2008 to $3,495,000 for 2009. This increase is composed of increased sales commissions directly related to increased sales and investment in sales, marketing, product management, and product engineering that are the driving factors for increased sales and profitability.

Income from operations for 2009 was $337,000 compared to $71,000 for 2008, an improvement of $266,000 or 375%.  This improvement is attributable to increased revenue and improved gross margin.

Interest income in 2009 declined 71% from $167,000 in 2008 to $49,000 in 2009.  This is attributable to declining interest rates as the Company moved its excess cash into money markets composed of 90 day U.S. Treasuries and bank CD’s with yield ranging from 0% to 3%.   In 2008 the Company held $3.3 million in Auction Rate Securities that were paying rates of approximately 5%. We also receive 7% fixed interest from the note receivable with Dr. Anil Jain associated with the sale of India operations.

Interest expense decreased from $6,000 in 2008 to $3,000 in 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $28,000 and $29,000 for 2009 and 2008, respectively.  This is attributable to the lease of the Company’s Aberdeen facility which was rented beginning in October 2007.

Income taxes were $62,000 and $49,000 for 2009 and 2008, respectively.  Tax expense related to goodwill were $45,000 and $44,000 for 2009 and 2008, respectively.  The balance was paid to various states for income, sales and use taxes except for $10,000 of alternative minimum taxes from 2008 paid and expensed in 2009.

Net income from continuing operations for 2009 is $349,000 or $0.03 per diluted share compared to a $213,000 or $0.02 per diluted share for 2008.

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

The Company’s net income was $349,000 or $0.03 per diluted share for the six months ended March 31, 2009 compared to $511,000 or $0.04 per share for the comparable period in the prior year.  This is a net decrease of $162,000. This decrease was the result of factors explained above in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our principal source of liquidity was our cash and cash equivalents. Those sources total $6,215,000 at March 31, 2009 compared to $4,334,000 at September 30, 2008. At September 30, 2008 we also held $3,036,000 of Auction Rate Securities (ARS) that were converted to cash in October 2008. Our non-operating cash is invested in bank certificates of deposit (CD) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and in bank money market account also guaranteed by the FDIC. The CDs are purchased with the intent to hold to maturity, they range from three months to three years in term.   The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.

Operating Activities

Net cash provided by operations for the six months ended March 31, 2009 totaled $381,000. This was primarily due to net income of $349,000, depreciation of $217,000, deferred taxes of $45,000, stock based compensation of $57,000, a decrease in accounts receivable of $271,000 and inventory of $536,000 and an increase of $83,000 in prepaid expenses. This was offset by a decrease in accounts payable of $1,010,000.

Net cash provided by operating activities from both continuing operations and discontinued operations for the six month period ended March 31, 2008 was $276,000. This cash inflow was attributable primarily to income of $511,000, depreciation of $265,000 and a reduction of inventories of $154,000. This was offset by an increase in accounts receivable of $370,000 and the termination of the lease accrual of $362,000, a non cash charge associated with the elimination of the lease obligation for the former corporate headquarters and an increase in prepaid expenses of $ 127,000.

Investing Activities

We invest our excess cash in money market accounts and bank certificate of deposits (CD) in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate return given the economic climate along with the security provided by the FDIC. During the six month period ended March 31, 2009 we utilized cash to purchase $4,813,000 of securities and received $3,300,000 on the sale of our auction rate securities.  Purchases of capital equipment, consumed $38,000 of cash.

For the six months ended March 31, 2008 we invested our excess cash in money market accounts and Student Loan-backed ARS to obtain a market rate return on our excess cash. During the period we utilized cash to purchase $3,678,000 of securities and received $3,200,000 on the sale of like securities.  During the same period we utilized $1,500,000 to purchase the Blaine building and subsequently received proceeds on the sale of $1,452,000. Purchases of capital equipment, enterprise resource planning software and implementation services consumed $300,000 of cash.  We expect capital expenditures in fiscal 2009 will be under $200,000.

Financing Activities

For the six month period ended March 31, 2009 we used a net of $30,000. For the comparable period ended 2008 we used $35,000 for scheduled debt principal payments principally associated with the financing of our IT systems.

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

FACTORS THAT MAY INFLUENCE FUTURE RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion or Plan of Operation. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers of this Report and prospective investors should also review the Risk Factors set forth in our Report on Form 10-K for the period ended September 30, 2008.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A to the Consolidated Financial Statements in our Annual Report for the fiscal year ended September 30, 2008.  The accounting policies used in preparing our interim 2009 Consolidated Financial Statements are the same as those described in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 12 to the financial statements located in Part I, Item 1 of this Report.

ITEM 3.    QUANTITAVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control

Management, with oversight from the Audit Committee, addressed the material weaknesses disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the quarter ended December 31, 2008. Management has implemented new internal controls over financial reporting and tested these controls, finding them to be effective. Management concludes that these controls are operating effectively.  We believe the weaknesses disclosed in prior period to have been effectively remediated. There were no other changes  to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected , or are reasonably likely to materially effect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on February 26, 2009 in Plymouth, Minnesota. In connection with the Annual Meeting, we filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and solicited proxies. The only matters voted on at the Annual Meeting were the election of directors and amending our 2007 Stock Incentive Plan. The votes on these were as follows:

1.    Election of directors:

Director	For	Withhold Authority
Ronald G. Roth	10,336,176	593,060
Cheryl Beranek Podzimek	10,858,869	70,367
John G. Reddan	10,284,881	644,355
Stephen L. Zuckerman	10,154,415	774,821
Donald R. Hayward	10,849,282	79,954
Charles N. Hayssen	10,857,869	71,367

2.    Amendment of the 2007 Stock Compensation Plan

For	Against	Abstain	Broker Non-Votes
3,450,373	231,585	1,487,931	5,759,347

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

CLEARFIELD, INC.

May 11, 2009	/s/ Cheryl Beranek Podzimek
By: Cheryl Beranek Podzimek, President and CEO
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce G. Blackey
Bruce G. Blackey, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)