Form 10-Q
period 2009-06-30
Clearfield, Inc.
filed 2009-08-10
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at June 30, 2009
Common stock, par value $.01	11,938,131

CLEARFIELD, INC.
 FORM 10-Q
 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	June 30, 2009	September 30, 2008
Assets
Current Assets
Cash and cash equivalents	$3,769,843	$4,333,709
Short-term investments	2,457,663	-
Accounts receivable, net	3,075,809	2,533,447
Inventories	1,547,788	2,088,769
Other current assets	160,063	115,344
Total current assets	11,011,166	9,071,269

Property, plant and equipment, net	1,352,372	1,604,202

Other Assets
Long-term investments	2,566,000	3,143,941
Goodwill	2,570,511	2,570,511
Other	176,368	176,368
Notes receivable	402,562	432,846
Total other assets	5,715,441	6,323,666
Total Assets	$18,078,979	$16,999,137

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$49,106	$62,126
Accounts payable	1,712,155	1,849,633
Accrued compensation	1,042,590	903,276
Accrued expenses	73,037	301,859
Total current liabilities	2,876,888	3,116,894

Long-term debt, net of current maturities	-	33,081
Deferred rent	89,817	89,641
Deferred income taxes	233,897	166,904
Total Liabilities	3,200,602	3,406,520

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 11,938,131 shares issued and outstanding at June 30, 2009 and September 30, 2008	119,381	119,381
Additional paid-in capital	52,252,423	52,166,219
Accumulated deficit	(37,493,427)	(38,428,983)
Accumulated other comprehensive loss	-	(264,000)
Total shareholders’ equity	14,878,377	13,592,617
Total Liabilities and Shareholders’ Equity	$18,078,979	$16,999,137

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$7,160,039	$6,165,379	$18,325,930	$16,305,312

Cost of sales	4,475,573	4,057,560	11,809,104	10,982,458

Gross profit	2,684,466	2,107,819	6,516,826	5,322,854

Operating expenses
Selling, general and administrative	2,142,074	1,897,625	5,637,002	5,041,336

Income from operations	542,392	210,194	879,824	281,518

Other income (expense)
Interest income	34,764	49,920	83,758	217,011
Interest expense	(1,260)	(2,530)	(4,751)	(8,502)
Other income	48,243	13,681	75,818	43,082
	81,747	61,071	154,825	251,591
Income before income taxes	624,139	271,265	1,034,649	533,109

Income tax expense	37,119	22,371	99,093	70,948

Net income from continuing operations	587,020	248,894	935,556	462,161
Net income from discontinued operations	-	-	-	342,390
Net loss on disposal of assets of discontinued operations	-	-	-	(44,951)
Total income from discontinued operations	-	-	-	297,439
Net income	$587,020	$248,894	$935,556	$759,600

Net income per share:
Continuing operations	$.05	$.02	$.08	$.04
Discontinued operations	$.00	$.00	$.00	$.02
Basic and diluted	$.05	$.02	$.08	$.06

Weighted average shares outstanding:
Basic	11,938,131	11,872,331	11,938,131	11,872,331
Diluted	11,945,419	11,872,331	11,945,419	11,872,331

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
			Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders
	Shares	Amount	Capital	deficit	loss	equity
Balance at September 30, 2008	11,938,131	$119,381	$52,166,219	$(38,428,983)	$(264,000)	$13,592,617
Stock based compensation expense	-	-	29,119	-	-	29,119
Other comprehensive income	-	-	-	-	264,000	264,000
Net income	-	-	-	217,487	-	217,487
Comprehensive income	-	-	-	-	-	481,487
Balance at December 31, 2008	11,938,131	$119,381	$52,195,338	$(38,211,496)	$-	$14,103,223
Stock based compensation expense	-	-	27,768	-	-	27,768
Net income	-	-	-	131,049	-	131,049
Balance at March 31, 2009	11,938,131	$119,381	$52,223,106	$(38,080,447)	$-	$14,262,040
Stock based compensation expense	-	-	29,317	-	-	29,317
Net income	-	-	-	587,020	-	587,020
Balance at June 30, 2009	11,938,131	$119,381	$52,252,423	$(37,493,427)	$-	$14,878,377

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30,
	2009	2008

Cash flow from operating activities
Net income	$935,556	$759,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323,814	393,140
Deferred taxes	66,993	66,847
Loss on disposal of assets	350	55,251
Stock based compensation	86,204	39,258
Lease termination accrual	-	(362,028)
Changes in operating assets and liabilities:
Accounts receivable, net	(542,362)	12,499
Inventories	540,981	(146,226)
Prepaid expenses and other	(14,435)	(72,659)
Accounts payable and accrued expenses	(226,810)	118,631
Net cash provided by operating activities	1,170,291	867,033

Cash flow from investing activities
Purchases of property and equipment	(72,334)	(1,829,353)
Proceeds from sale of assets	-	1,451,624
Purchase of investments	(5,650,722)	(3,675,000)
Sale of investments	4,035,000	3,200,000
Net cash used in investing activities	(1,688,056)	(852,279)

Cash flow from financing activities
Repayment of long-term debt	(46,101)	(53,484)
Net cash used in financing activities	(46,101)	(53,484)

Decrease in cash and cash equivalents	(563,866)	(41,900)

Cash and cash equivalents at beginning of period	4,333,709	3,304,645

Cash and cash equivalents at end of period	$3,769,843	$3,262,745

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. (APACN) into the Company (the “Parent – Subsidiary Merger”) and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Following the Parent – Subsidiary Merger on January 2, 2008, the Company has no subsidiaries.  For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries of Clearfield, Inc.

Note 2.  Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended June 30		Ended June 30
(in thousands, except per-share data)	2009	2008	2009	2008
Net income per common share — basic:
Net income	$587	$249	$936	$760
Weighted average shares outstanding	11,938	11,872	11,938	11,872
Net income per common share — basic	$0.05	$0.02	$0.08	$0.06

Net income per common share — diluted:
Net income	$587	$249	$936	$760
Weighted average shares outstanding	11,938	11,872	11,938	11,872
Dilutive impact of common stock equivalents outstanding	7	-	7	-
Adjusted weighted average shares outstanding	11,945	11,872	11,945	11,872
Net income per common share — diluted	$0.05	$0.02	$0.08	$0.06

Note 3.  Discontinued Operations

Blaine Facility

On October 30, 2007 the Company purchased a building and related real estate in Blaine, Minnesota for $1,500,000 under the provisions of its option to purchase as stated in its lease with Jain-Olsen Properties. The Blaine building was the corporate headquarters prior to the discontinuation of the Optronics segment in June 2007.  Following the purchase, the Company, as owner of the building, canceled the related lease. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $342,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007 and was taken into income during the three months ending December 31, 2007. On the same day, October 30, 2007, the Company sold the land and building in Blaine, Minnesota to an unrelated third party for $1,450,000 incurring a loss of $50,000.

Aberdeen Facility

On October 1, 2007 the Company entered into a lease agreement for its Aberdeen, South Dakota facility which allows the tenant first opportunity to purchase the building over the three year term of the lease. In March  2009, the tenant defaulted on the lease by failure to pay rent.  We terminated the lease with our tenant as of April 2009. As a result of the lease termination we have taken into other  income the amount previously recorded as an accrual which would have resulted in a reduced sale price to the tenant, in the amount of $45,000.  We are currently negotiating with our former tenant regarding resolution of our claims under the lease.

Optronics
The Company’s Optronics business was discontinued during the quarter ended June 30, 2007, and since that time, the operations of the Company have consisted solely of the operations of Clearfield formerly known as APA Cables and Networks, Inc.  The Company did not have discontinued operations for the nine month period ended June 30, 2009.   For the nine month period ended June 30, 2008, the Company incurred income, net of expenses, of approximately $297,000 from discontinued operations as a result of the purchase and resale of the Blaine building which resulted in the termination of the lease and subsequent reversal of accrued rent.

Note 4.  Severance Agreement

Effective June 28, 2007 Anil K. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company.

Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain was paid his then-current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly.  As a result, the Company recorded a severance charge of $397,000 in the statement of operations for the six months ended September 30, 2007.  As of June 30, 2009, the Company had paid all amounts required under this agreement with Dr. Jain.

Note  5. Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments under Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The maturity dates of our CD’s at June 30, 2009 are as follows:

Less than one year	$2,457,663
1-3 years	2,566,000
Total	$5,023,663

As of September 2008, Credit Suisse, our broker and financial advisor, settled a lawsuit with the state of New York related to its Auction Rate Securities (ARS) marketing practices. On October 2, 2008, Credit Suisse offered to buy back at par value the ARS securities from individuals, charities and businesses with accounts valued up to $10 million. We accepted the offer in October 2008. During October 2008 Credit Suisse bought back all of the securities held by Clearfield at par value resulting in proceeds of $3.3 million.  The sale of these assets and the related mark up to par value was reflected in the financial statements for the fiscal quarter ended December 31, 2008.

Note 6.  Warrants and Stock Based Compensation

The Company accounts for warrant and stock based compensation under  Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS No. 123R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.

During the nine-month period ended June 30, 2009 the Company granted 244,000 non-qualified stock options to employees with a contractual term of 10 years, a three-year vesting term and an exercise price of $1.03 with a fair value of $0.42 per share. A second group of employees received 5,000 incentive stock options with a term of six years, four year vesting and an exercise price of $1.16 with a fair value of $0.55 per share. Senior executives and officers were granted 392,000 incentive stock options with a contractual term of 10 years, a three year vesting term and an exercise price of $1.03 with a fair value of $0.42 per share. Directors were granted 37,500 non-qualified stock options with a contractual term of six years, a one year vesting term and an exercise price of $1.16 with a fair value of $0.58 per share.

The Company recorded $86,204 and $39,258 of compensation expense related to current and past option grants for the nine month periods ended June 30, 2009 and 2008, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2009, $268,685 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.68 years.

In April of 2003, 350,000 warrants were issued at an exercise price of $3.00 per share; on June 30, 2008 they were unexercised and expired.

Note 7.  Inventories

Inventories consist of the following as of:

	June 30, 2009	September 30, 2008
Raw materials	$1,075,832	$1,815,777
Work-in-progress	13,843	14,481
Finished goods	458,113	258,511
	$1,547,788	$2,088,769

Note 8.  Major Customer Concentration

Four customers comprised approximately 51% of total sales for the nine months ended June 30, 2009 and one customer who was part of the sales concentration comprised 56% of accounts receivable. Five customers comprised 34% of total sales for the nine months ended June 30, 2008 and four customers accounted for 26% of accounts receivable, three of which were part of the sales concentration.

Note 9. Goodwill

The Company analyzes its goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. We construct a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of Clearfield (which is the only reporting unit). The fair values are then compared with the corresponding book value of Clearfield. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit.

The result of the analysis performed in quarter ended September 30, 2008 did not indicate an impairment of goodwill.  During the quarter ended June 30, 2009, no events or circumstances have occurred that suggest an impairment exists.

Note 10. Income Taxes

We recorded a provision for income taxes of $99,000 and $71,000, for the nine months ended June 30, 2009 and 2008.  Our tax provision includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.

The Company had a federal net operating loss (NOL) carry forward at September 30, 2008 of $32.7 million that expire in fiscal years 2009 to 2027.   At September 30, 2008 the NOL’s translated into deferred tax asset of $12,977,898. Based upon available evidence, there is uncertainty regarding our ability to realize these deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. We believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded as an income tax benefit in the period when such determination is made.

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as required. The adoption did not have a material impact on our financial statements. At the adoption date, we recorded no gross unrecognized tax benefits.  Subsequent to the adoption date including current quarter ended June 30, 2009 the Company has not recorded any unrecognized tax benefits.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has any interest expense been recognized subsequent to the acquisition date.

The Company files a federal income tax return in the United States Federal jurisdiction and files tax returns in several state jurisdictions.  With limited exceptions, the company is no longer subject to U.S. Federal and state income tax examination for fiscal years ending prior to September 30, 2006.

The Company has recently completed a Section 382 analysis of the loss carry-forwards and has determined that all of the Company’s loss carry-forwards are utilizable and not restricted under Section 382.  Consequently, in the future if it is determined that all or a portion of the valuation allowance be removed, a substantial portion of the NOL’s would be available to reduce the provision for taxes in the statement of operations.

Note 11.  Certain Relationships and Transactions

India Facility

Prior to June 28, 2007, Kul B. Jain, brother of our former chief executive officer, Anil K. Jain, was a director of our APA Optronics (India) Private Limited subsidiary that was established in fiscal 2005.  Kul B. Jain was paid approximately $250 per month in this position. He was not an employee of APA Optronics (India) or Clearfield, Inc. (formerly APA Enterprises, Inc.).  On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over five years and is fully secured by pledges of stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The balance of the outstanding note at June 30, 2008 is $445,891 with accrued interest of $2,545. The rate of interest charged is 7% and the note is current.

Note 12.  Accounting Pronouncements

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company will be adopting this provision on October 1, 2009.  Adoption of SFAS No. 162 will not have a significant effect on the Company’s financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, at the beginning of its 2009 fiscal year. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 applies to all entities, including not-for-profit organizations. Adoption of SFAS No. 159 did not have a significant effect on the Company’s financial statements because the Company did not elect the fair value option for any financial assets or liabilities.

The Company adopted SFAS No.157, Fair Value Measurements at the beginning of its 2009 fiscal year. SFAS No. 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. The fair value hierarchy established under SFAS No. 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows: Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company determines fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. In February 2008 the FASB issued FASB Staff Position 157-2 Effective Date of FASB statement No. 157, which delayed the effective date of SFAS No. 157 to October 1, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized of disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not anticipate the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on the financial statements.

In April of 2009, the FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company during the current period. The adoption did not have a material impact on the Company’s financial condition or results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46R-8”). FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Company has adopted FSP 140-4 and FIN 46R-8 as of December 26, 2008 since the disclosures required by FSP 140-4 and FIN 46R-8 became effective for the Company in the fiscal quarter ending December 26, 2008. FSP 140-4 and FIN 46R-8 affect disclosures only and therefore have no impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes requirements for subsequent events. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company is required to adopt this standard in the current period.  Adoption of SFAS No. 165 did not have a significant effect on the Company’s financial statements. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 6, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) , which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of SFAS 167 are effective for the Company’s fiscal year beginning October 1, 2010. The Company does not expect it to have a material effect on its  financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 157 but does not expect it to have a material effect on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2008, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine-month periods ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2008.

On January 2, 2008, Clearfield, Inc., formerly known as APA Enterprises, Inc., consolidated its sole subsidiary APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. Since the discontinuation of the Optronics business in June 2007, the operations of the Company consist solely of the operations of APACN.  In June 2007, we elected to change our fiscal year end from March 31 to September 30. In view of this change, the quarter ended December 31, 2008 is the first quarter of 2009 and the quarter ended December 31, 2007 is the first quarter for 2008.

OVERVIEW

General

Clearfield, Inc. manufacture and sell a broad range of telecommunications equipment and products.  Our principal products are standard and custom connectivity products for telecommunications customers, including fiber distribution systems, optical components, outside plant (“OSP”) cabinets, and fiber and copper cable assemblies.  Our highly configurable products are used for the cable management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”).  Over the past four years, we have expanded our product offerings and broadened our customer base. We believe our solid reputation of quality service and competitive and innovative product lines differentiate us from our competitors.

Given the impact of the economic downturn and uncertain timing and extent of any recovery on our customers, we are unable to provide short term guidance regarding our future results of operations. We closely monitor the trends with in our industry and our customer base, as well as the impact of legislation and government initiatives on our customers, in developing our short-term and long-term strategies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

Revenues for the third quarter ended June 30, 2009 were $7,160,000 and increased 16% from revenue of $6,165,000 for the comparable period for fiscal 2008. This increase is the result of increased product sales of the FieldSmart™ product line throughout the independent telephone market.  The increase in revenue was heavily influenced by a single distributor in the eastern region which accounted for 44% of total revenue for the quarter.

Revenue from broadband service providers and commercial data networks amounted to $6,396,000 or 89% of revenue for the third quarter of 2009 compared to $4,900,000 or 79% of revenue for the third quarter of 2008.  Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 11% of revenue or $764,000 for 2009 compared to $1,265,000 or 21% of sales in 2008. We believe our OEM business and the business of the underlying OEM customers have been negatively impacted by the significant decline in the U.S. economy, resulting in a higher proportion of revenue from broadband service providers and commercial data networks that have also been affected by the economic downturn, however this has been offset by the strong acceptance of our FieldSmart product line.

Gross margin increased from 34% of revenues in the third quarter of fiscal 2008 to 37% of revenues in the third quarter of fiscal 2009, resulting in a gross profit of $2,684,000 in the third quarter of 2009 as compared to $2,108,000 in the third quarter of 2008, an increase of $576,000 or 27%. The 3% increase in gross margin as a percent of revenues is due to the results of increasing volume as well as product mix weighted toward the FieldSmart architecture. Manufacturing efficiencies and sourcing strategies contribute to lower cost of goods.

Selling, general and administrative expenses increased 13% or $244,000 from $1,898,000 for the third quarter of 2008 to $2,142,000 for the third quarter of 2009. This increase is composed of increased sales commissions related to increased sales, and increased performance-based compensation programs. In addition, the increase in selling, general and administrative expense reflects our continued investment in marketing, product management, and product engineering that we believe are the driving factors for increased sales and profitability. The Company expects selling, general and administrative expenses in the fourth quarter of fiscal year 2009 to be impacted by professional fees associated with its annual evaluation of goodwill for impairment and annual review of the valuation allowance recorded against its deferred tax assets consisting primarily of net operating loss carryforwards.

Income from operations for the quarter ended June 30, 2009 was $542,000 compared to $210,000 for the same period of 2008, an improvement of $332,000 or 158%.  This improvement is attributable to improved gross margins, net of increases in selling, general and administrative expenses

Interest income for the third quarter ended June 30, 2009 was $35,000. This was a 29% decline from $49,000 for the third quarter of 2008.  This is attributable to declining interest rates as the Company moved its excess cash into money markets and certificates of deposit where rates are significantly less than previous investments in auction rate securities, all of which were disposed of in October 2008.  In early fiscal 2008 the Company invested in auction rate securities that were paying rates of approximately 5% as compared to the current holdings of U.S. Treasuries with rates of approximately 0.5% and CD’s with rates of 1% to 3%.

Interest expense decreased from $3,000 in the third quarter of 2008 to $1,000 in the third quarter of 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $48,000 and $14,000 for the third quarters of 2009 and 2008, respectively.  This is attributable to rental income from our Aberdeen, South Dakota facility beginning in October 2007.  In March 2009, the tenant defaulted on the lease.  We applied the tenant’s deposit of $3,000 to offset rent due.  Further, we reversed an accrual of $45,000 that represented a reduction in purchase price should the tenant elect to purchase the building within the first three years of the lease. We are currently negotiating with our former tenant regarding resolution of our claims under the lease.

Income tax expense was $37,000 and $22,000 for the third quarter of 2009 and 2008, respectively.  Tax expenses related to goodwill were $22,000 and $20,000 for the third quarters of 2009 and 2008, respectively.  The balance was paid to various states for income, sales and use taxes and alternative minimum taxes (AMT) of $14,000 for the third quarter of 2009.  In the third quarter of fiscal year 2009, the Company completed a study relating to its net operating loss carryforwards and determined that there is no limitation on the use of its net operating loss carryforwards because of any ownership changes described in Section 382 of the Internal Revenue Code.  Future income tax expense and provisions against income tax expense will be determined, in part, by our ability to realize our deferred tax asset, primarily consisting of net loss carryforwards.  At September 30, 2008, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets.  We review the valuation allowance on an annual basis and more frequently as circumstances require.

Net income for the third quarter of 2009 was $587,000 compared to $249,000 for the third quarter of 2008 an increase of $338,000 or 136%. Income per basic and diluted share was $0.05 for the third quarter of 2009 and $.02 for the third quarter of 2008, which reflects higher net income in the third quarter of 2009.

NINE MONTHS ENDED JUNE 30, 2009 VS. NINE MONTHS ENDED JUNE 30, 2008

Revenues for the nine months ended June 30, 2009 increased 12% to $18,326,000 from revenue of $16,305,000 for the comparable period for fiscal 2008. This increase is the result of increased product sales of the FieldSmart™ product line throughout the independent telephone market.  The increase in revenue was heavily influenced by sales to a single distributor in the eastern region in the quarter ended June 30, 2009, which accounted for 37% of total revenue for the nine months ended June 30, 2009.

Revenue from broadband service providers and commercial data networks amounted to $15,584,000 or 85% of revenue for the nine months ended 2009 compared to $12,519,000 or 77% of revenue for the nine months ended 2008.  Sales to OEMs, consisting primarily of fiber optic and copper cable assemblies produced to customer design specifications, were 15% of revenue or $2,742,000 for the nine months ended 2009 compared to $3,786,000 or 23% of revenue in the comparable period of 2008. We believe our OEM business and the business of the underlying OEM customers have been negatively impacted by the significant decline in the U.S. economy, resulting in a higher proportion of revenue coming from broadband service providers and commercial data networks that have also been affected by the economic downturn, however this has been offset by the strong acceptance of our FieldSmart product line.

Gross margin increased from 33% of revenues for the nine months ended June 30, 2008 to 36% of revenues for the nine months ended June 30, 2009 resulting in a gross profit of $6,517,000 in the first nine months of 2009 as compared to $5,323,000 in the same period of 2008, an increase of $1,194,000 or 22%. The 3% increase in gross margin as a percent of revenues is due to the results of on-going programs to reduce the cost of products through a combination of process improvement, global sourcing of components and subassembly manufacturing and new product introduction, specifically our FieldSmart product line that was introduced in January 2008.

Selling, general and administrative expenses increased 12% or $596,000 from $5,041,000 for the nine months ended June 30, 2008 to $5,637,000 for the nine months ended June 30, 2009. This increase is composed of increased sales commissions related to increased sales, and increased performance-based compensation programs. In addition, the increase in selling, general and administrative expense reflects our continued investment in marketing, product management, and product engineering that we believe are the driving factors for increased sales and profitability.

Income from operations for the nine months ended June 30, 2009 was $880,000 compared to $282,000 for the same period of 2008, an improvement of $598,000 or 212%.  This improvement is attributable to increased revenue and improved gross margin.

Interest income in 2009 was $84,000 a 61% decline from $217,000 for the nine months ended June 30, 2008.  This decrease is attributable to declining interest rates as the Company moved its excess cash into secure and liquid money markets composed of 90 day U.S. Treasuries and bank certificates of deposit with yields ranging from 0% to 3%.  See Note 5. for supplemental information.

Interest expense decreased from $9,000 for the nine months ended June 30, 2008 to $5,000 for the nine months ended June 30, 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $76,000 and $43,000 for the nine months ended June 30, 2009 and 2008, respectively.  This is attributable to rental income from our Aberdeen, South Dakota facility beginning in October 2007.  In March 2009, the tenant defaulted on the lease.  We applied the tenant’s deposit of $3,000 to offset rent due.  Further, we reversed an accrual of $45,000 that represented a reduction in purchase price should the tenant elect to purchase the building within the first three years of the lease. We are currently negotiating with our former tenant regarding resolution of our claims under the lease.

Income tax expense was $99,000 and $71,000 for the nine months ended June 30, 2009 and 2008, respectively.  Tax expenses related to goodwill were $67,000 during each of the nine months ended June 30, 2009 and 2008, respectively.  For 2009 the balance of expense was paid to various states for income; sales and use taxes along with $7,000 of alternative minimum taxes from 2008 expensed and paid in 2009 along with an AMT accrual of $20,000 for 2009. For 2008 all other taxes were for various states for income; sales and use taxes.

Net income from continuing operations for the nine months ended June 30, 2009 is $936,000 or $0.08 per diluted share compared to a $462,000 or $0.04 per basic and diluted share for the same period of 2008.

There was no income from discontinued operations for the nine months ended June 30, 2009.  In the nine months ended June 30, 2008 there was $297,000 of income from discontinued operations or $0.02 per diluted share. The 2008 income from discontinued operations consisted of the reversal of a portion of the Blaine building lease termination accrual, and expenses incurred in the purchase and resale of the building netting to a gain of $342,000, in addition there was a loss on the disposal of assets of discontinued operations of totaling $44,000.

The Company’s net income was $936,000 or $0.08 per both basic and diluted share for the nine months ended June 30, 2009 compared to $760,000 or $0.06 per share for the comparable period in the prior year.  This is a net increase of $176,000 or 23%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our principal source of liquidity was our cash and cash equivalents and short term investments. Those sources total $6,228,000 at June 30, 2009 compared to $4,334,000 at September 30, 2008. At September 30, 2008 we also held $3,036,000 of Auction Rate Securities (ARS) that were converted to cash in October 2008.  Our non-operating cash, long term-investments, is invested in bank certificates of deposit (CD) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and in bank money market account also guaranteed by the FDIC. All CDs are purchased with the intent to hold to maturity, we have built a CD ladder in which they range from three months to three years in term.   The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.  The Company also intends on utilizing its cash assets primarily for its continued organic growth.  Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at June 30, 2009, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash provided by operations for the nine months ended June 30, 2009 totaled $1,170,000. This was primarily due to net income of $936,000, depreciation of $324,000, deferred taxes of $67,000, stock based compensation of $86,000 and a decrease in inventory of $541,000. This was offset by a decrease in accounts payable of $226,000 and an increase in accounts receivable of $542,000.

Net cash provided by operating activities from both continuing operations and discontinued operations for the nine month period ended June 30, 2008 was $867,000. This provision of cash was attributable primarily to operating income of $760,000, depreciation of $393,000 deferred taxes of $67,000, stock based compensation of $39,000, and an increase in accounts payable of 119,000. This was offset by an increase in accounts receivable of $12,000 and the termination of the lease accrual of $362,000, a non-cash charge associated with the elimination of the lease obligation for the former corporate headquarters, an increase in inventory of $146,000 and prepaid expenses of $73,000.

Investing Activities

We invest our excess cash in money market accounts and bank certificate of deposits (CD) in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC. During the nine month period ended June 30, 2009 we utilized cash to purchase $5,651,000 of securities and received $4,035,000 on the sale of securities which include auction rate securities.  Purchases of capital equipment and information technology equipment consumed $72,000 of cash.

For the nine months ended June 30, 2008 we invested our excess cash in money market accounts and Student Loan-backed auction rate securities (ARS) to obtain a market rate return on our excess cash. During the period we utilized cash to purchase $3,675,000 of securities and received $3,200,000 on the sale of like securities.  During the same period we utilized $1,500,000 to purchase the Blaine building and subsequently received proceeds on the sale of that facility of $1,452,000. Purchases of capital equipment, enterprise resource planning software and implementation services consumed $300,000 of cash.

 In the remainder of fiscal 2009, we expect capital expenditures to be approximately $100,000, primarily reflecting investments in capital equipment, tooling and information technology.

Financing Activities

For the nine month period ended June 30, 2009 we used a net of $46,000 and for the comparable period ended 2008, we used $53,000 for scheduled debt principal payments principally associated with the financing of our IT systems.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock-based compensation, deferred tax asset valuation allowances, accruals for uncertain tax positions, and impairment of goodwill and long-lived assets.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2009.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the quarter ended June 30, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 12 in the Notes to Consolidated Condensed Financial Statements located in Part I, Item 1 of this Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer  and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no other changes  to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially effect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as set forth below:

Our stock price may be volatile and events outside of our control may negatively affect the market price of our common stock, which may affect the amount of our goodwill.

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for stock of small capitalization companies like Clearfield have historically been highly volatile. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization companies in particular, which are often unrelated to the operating performance of these companies.

Future events concerning us or our competitors could cause such volatility, including:

▪	Government programs or incentives that may change demand for our products or those of our competitors.

▪	Actual or anticipated variations in our operating results.

▪	Investments required in infrastructure and/or personnel to meet long-term strategic objectives.

▪	Technological innovations or new commercial products introduced by us or our competitors.

▪	Developments concerning proprietary rights.

▪	Investor perception of us and our industry.

▪	General economic and market conditions including market uncertainty.

▪	National or global political events.

▪	Public confidence in the securities markets and regulation by or of the securities markets.

Further, recent economic conditions have resulted in significant fluctuations and significant declines in stock prices for many companies, including Clearfield. We cannot predict when the stock markets and the market for our common stock may stabilize.

A significant decline in Clearfield’s stock price is one of the factors management would consider in analyzing the fair value of Clearfield as a reporting unit and testing for impairment of its goodwill.  Under Statement of Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangibles, if the carrying value of Clearfield as a reporting unit is in excess of its fair value, the amount of goodwill is adjusted through an impairment charge.  SFAS No. 142 requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The events or circumstances that may result in goodwill impairment testing at an interim period include reduction in our stock price, reductions in anticipated cash flows generated by our operations or negative operating results.

Our results of operations could be adversely affected by economic conditions and the effects of these conditions on our customers’  businesses.

Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in decreased sales in our product lines.  These decreased sales may be caused by longer sales cycles or cancellations of projects incorporating our products, failure to obtain new customers, pricing pressure, and reduced volume of business from existing customers or loss of existing customers.

Adverse economic conditions may impact our customers in different ways and to different degrees depending upon industry.  For example, demand for our products among customers may be affected by factors such as the timing and amount of federal reimbursement or spending programs, taxation rates, legislation relating to telecommunications services, competitive bidding requirements, the rate of new home construction, and general business conditions.  Therefore, the factors that negatively affect our customers will also have a negative impact on our business.  Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARFIELD, INC.

August 10, 2009	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce G. Blackey
By: Bruce G. Blackey
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)