Form 10-K
period 2009-09-30
Clearfield, Inc.
filed 2009-12-18
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended September 30, 2009.

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
(Including Series B Junior Participating Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

☒  YES   ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  YES   ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐  YES   ☒  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  YES   ☒  NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $13,370,507.

The number of shares of common stock outstanding as of December 17, 2009 was 11,978,831.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held on February 25, 2010 are incorporated by reference into Part III.

CLEARFIELD, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”), formerly APA Enterprises, Inc., is a Minnesota corporation which was founded in 1979.  Our corporate headquarters is located at 5480 Nathan Lane North, Suite 120, Plymouth, MN 55442 and our corporate website is www.clearfieldconnection.com. The information available on our website is not part of this Report. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through a link at our website, or at the Commission’s website at www.sec.gov.

On January 2, 2008, Clearfield consolidated its sole subsidiary, APA Cables & Networks, Inc., (APACN) into the parent company, Clearfield, Inc. The Company also changed its NASDAQ stock symbol to CLFD from APAT. The Company’s Optronics business was discontinued during the quarter ended June 30, 2007, and the operations of the Company have now consisted solely of the operations of Clearfield formerly known as APACN.

On July 24, 2007, we changed our fiscal year end from March 31 to September 30.  The first full fiscal year following this change was the period of October 1, 2007 to September 30, 2008.

Description of Business

Clearfield, Inc. manufactures, markets and sells telecommunications equipment. The Company provides a suite of modular, highly-configurable passive connectivity solutions to telecommunications service providers, as well as commercial and industrial original equipment manufacturers (“OEMs”). The Company has successfully established itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. Clearfield has expanded its product offerings and broadened its customer base during the last five years.

Clearfield offers a broad range of telecommunications equipment and products including the design and manufacture of standard and custom connectivity products such as fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider including Fiber-to-the-Premises (“FTTP”), large enterprise, and OEM markets. Clearfield maintains a range of engineering and technical knowledge in-house that works closely with customers to develop, customize and enhance products from design through production. Most products are produced at Clearfield’s plant in Plymouth, Minnesota with support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. Key to our business is strong acceptance of Clearfield’s proprietary FieldSmart™ Fiber Management Platform product line within broadband service providers deploying FTTP networks.

Products

Clearview Cassette  The Clearview™ Cassette, introduced in November 2007, is the main building block of the FieldSmart product platform, positioning Clearfield as the only company to provide the needs of every leg of the telecommunications network with a single building block architecture. This patent-pending technology is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications. Parts can be added or removed as needed to support the environment in which it is deployed. Within the cassette, all fibers from the sub-assembly are slack stored, bend radius protected and secured against accidental physical damage from handling. A transparent design allows the user to see components inside, while the snap-together components provide access without tools for maintenance, cleaning or troubleshooting. All products which integrate a Clearview product in it’s design are marked as “Clearview Multiplied”.

FieldSmart Fiber Crossover Distribution System (FxDS) The FieldSmart Fiber Crossover Distribution System (FxDS) provides complete fiber management modularity and scalability across the fiber network from inside plant to outside plant environments. Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed. The FxDS is system of modular and scalable building blocks that provide for cost containment configurations with the use of Clearview Multiplied products. Easily configured for initial placement and scaling easily from 12-ports to a full rack of 1728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment. The user then places what is needed on the frame as subscriber take rates dictate.

FieldSmart Fiber Scalability Center (FSC)  The FieldSmart FSC  is a modular and scalable outside plant cabinet  that allow users to align their capital equipment expense with subscriber revenue. This allows rollout of FTTP services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product, with the Clearview cassette at its heart has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

FieldSmart Fiber Delivery Point (FDP) The Fieldsmart FDP product line is a series of enclosure systems for the access network that incorporates the delivery of fiber connectivity to the neighborhood or business district in the most cost-effective footprint possible. The FieldSmart FDP family of pedestal inserts teams industry standard pedestal products from a range of suppliers with a Clearfield designed fiber connectivity module centered around the Clearview Cassette. The FieldSmart FDP family of wall-mount enclosures provides 12 to 144 ports of connectivity for multi-dwelling unit fiber deployments, fiber demarcation, security systems (CCTV), telecommunications room needs and horizontal/intermediate cross-connects.

Optical Components  Clearfield packages optical components for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation to seamlessly integrate with the FieldSmart FxDS, FieldSmart FSC and FieldSmart FDP. This value-added packaging allows the customer to source from a single supplier and reduce space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

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

Marketing and Distribution

Clearfield markets its products in the United States through a direct field sales force supported by an internal customer sales and support team.  This internal team works proactively with the outside sales force to maintain a high level of customer contact through regular communication of product availability, order processing, and status and delivery information. Clearfield works closely with its target customers to configure the Company’s product platform to the client’s unique requirements.  Our high level of customer service helps bring new products to markets with the design input from our customers and network of consulting engineering firms. To ensure we cover all markets we leverage our internal customer support team with a combination of manufacturer representative organizations.

Competition

Competitors to the FieldSmart FxDS, FSC and FDP product lines include, but are not limited to, ADC Telecommunications, Inc., Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), Telect Inc., Alcatel, Inc., and Tyco Electronics, Inc.  Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

Sources of Materials and Outsourced Labor

Numerous purchased materials, components, and labor are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some critical components and outsourced labor are purchased from a single or a limited number of suppliers.  The loss of access to some components and outsourced labor could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Major Customers

Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 40% and 22% of total sales for the periods ended September 30, 2009 and September 30, 2008, respectively. Power & Telephone Supply Company is a distributor and it accounted for 32% and 10% of revenue for the corresponding respective periods. MTS Systems Corporation is an end use customer and it accounted for 8% and 12% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011.  Power & Telephone Supply Company purchases our product through its standard form of purchase order.

Patents and Trademarks

As of September 30, 2009, we had one patent pending in the United States and two pending patent applications inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield™, Clearview™ and FieldSmart™.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $1,228,334 as of September 30, 2009 and $1,865,629 as of September 30, 2008.

Seasonality

We are affected by the seasonal trends in the industries we serve. We typically experience sequentially lower sales in our first and second fiscal quarters, primarily due to customer budget cycles, deployment schedules, some customer geographical concentrations as well as standard vacation and holiday calendars. Sales usually reach a seasonal peak in our third and fourth fiscal quarters.

Product Development

Product development for Clearfield’s product line program has been conducted internally. We believe that the communication industry environment is constantly evolving and our success depends on our ability to anticipate and respond to these changes. Our focus is to analyze the environment and technology and work to develop products that simplify our customers’ business by developing innovative high quality products utilizing modular design wherever possible.

Employees

As of September 30, 2009, the Company had 113 full-time employees. We also have several part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A.    RISK FACTORS

The impact and the timing of the impact of the American Recovery and Reinvestment Act on our business is uncertain.

The American Recovery and Reinvestment Act (ARRA), widely known as the “stimulus bill,” was enacted in February 2009.  The ARRA allocates $7.2 billion in grants, loans and loan guarantees for broadband/wireless initiatives for rural unserved and underserved geographies across the country, with these initiatives administered by several federal agencies. This funding is available to a wide variety of organizations, including our customers and prospective customers, to purchase and implement network infrastructure and services to improve broadband coverage. As part of the criteria established by the federal agencies administering these programs, the projects to be funded through the new federal stimulus plan must be approved by the state or states in which the projects will be located.

Currently, only a very small portion of the funding allocated by the ARRA for these broadband/wireless initiatives has been awarded to applicants.  Our customers and prospective customers may postpone projects involving telecommunications equipment such as ours until the availability and amount of stimulus funds for a particular project is known or awarded.  Accordingly, they may experience significant delays in the funding of projects through the ARRA, which, in turn, will delay their purchase of equipment for their projects.  We cannot be assured to what extent the ARRA will impact demand for our products, our results of operations or the timing of purchases by customers.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer would adversely affect us.

In fiscal years 2009 and 2008, one distributor customer accounted for 32% and 10% of our revenue, respectively.  In addition, another end-user customer accounted for 8% and 12% of our revenue in fiscal years 2009 and 2008, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers, it would have a material adverse effect on our results from operations.

Intense competition in our industry may result in price reductions, lower gross profits and loss of market share.

Competition in the telecommunications equipment and services industry is intense. Our competitors may have or could develop or acquire marketing, financial, development and personnel resources that exceed ours.  Our ability to compete successfully will depend on whether we can continue to advance the technology of our products and develop new products, the acceptance of our products among our customers and prospective customers and our ability to anticipate customer needs in product development, as well as the price, quality and reliability of our products, our delivery and service capabilities, and our control of operating expenses.

We cannot assure you that we will be able to compete successfully against our current or future competitors.  Increased competition from manufacturers of telecommunications equipment such as ours may result in price reductions, lower gross profit margins, and increased discounts to customers and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support.

Our results of operations could be adversely affected by economic conditions and the effects of these conditions on our customers’ businesses.

Recent adverse changes in economic conditions, including the current recession in the United States, have resulted and may continue to result in lower spending among our customers and contribute to decreased sales to our distributors and customers.  Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.  Declines in demand for our products will adversely affect our revenue. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

Our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock.

Because many purchases by customers of our products relate to a specific customer project, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter is limited. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, and the impact of the American Recovery and Reinvestment Act on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter.  Demand for our projects will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. These factors generally result in fluctuations, sometimes significant, in our operating results.

Other factors that may affect our quarterly operating results including:

•	the volume and timing of orders from and shipments to our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

Further, we budget our expenses based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts’ or investors’ expectations, the market price of our common stock may fall abruptly and significantly.

To compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance.

The telecommunications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. In order to remain competitive and increase sales, we will need to anticipate and adapt to these rapidly changing technologies, enhance our existing products and introduce new products to address the changing demands of our customers.

Many of our competitors have greater engineering and product development resources than we have. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. Further, our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies.

If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

We may face circumstances in the future that will result in impairment charges, including, but not limited to, significant goodwill impairment charges.

If the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to record an impairment charge on such assets, including goodwill.

We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. One potential indicator of impairment is the value of our market capitalization compared to our net book value. Significant declines in our market capitalization could require us to record material goodwill and other impairment charges. Impairment charges could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.

We rely on single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We assemble our products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our products, including injected molded parts and connectors from third parties, some of whom are single- or limited-source suppliers. If any of our suppliers are unable to ship critical components, we may be unable to manufacture and ship products to our distributors or customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

Further, the costs to obtain certain raw materials and supplies are subject to price fluctuations, which may be substantial, because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply components or raw materials to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. Identifying and qualifying alternative suppliers would take time, involve significant additional costs and may delay the production of our products. Further, if we obtain a new supplier or assemble our product using an alternative source of supply, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to distributors or customers could be extended, and our costs associated with the change in product manufacturing could increase.

The failure of our third-party manufacturers to manufacture the products for us, and the failure of our suppliers of components and raw materials to supply us consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, loss of sales, increases in costs and lower gross profit margins.

We lack experience manufacturing our products at high volumes and we may be required to rapidly increase our manufacturing capacity to deliver our products to our customers in a timely manner.

We manufacture and assemble our products at our facility in Plymouth, Minnesota. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack experience manufacturing our products in large quantities, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

Our success depends upon adequate protection of our patent and intellectual property rights.

Our future success depends in part upon our proprietary technology. We attempt to protect our proprietary technology through patents, trademarks, copyrights and trade secrets.  However, these legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.  Accordingly, we cannot predict whether these protections will be adequate, or whether our competitors will develop similar technology independently, without violating our proprietary rights.

Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, or may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, although we do not believe that any of our products infringe the rights of others, third parties may in the future claim, our products infringe on their rights, and these third parties may assert infringement claims against us in the future.

We may litigate to enforce patents issued to us and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us could involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of this litigation, or the effect of an adverse determination in any of this type of litigation, could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Further consolidation among our customers may result in the loss of some customers and may reduce revenue during the pendency of business combinations and related integration activities.

We believe consolidation among our customers in the future will continue in order for them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In connection with this merger and acquisition activity, our customers may postpone or cancel orders for our product based on revised plans for technology or network expansion pending consolidation activity. Customers integrating large-scale acquisitions may also reduce their purchases of equipment during the integration period, or postpone or cancel orders.

The impact of significant mergers among our customers on our business is likely to be unclear until sometime after such transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. There can be no assurance that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl P. Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provides that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreement. We do not have key person life insurance on Ms. Beranek or Mr. Hill. Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

•	lack of or delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

Our products are often critical to the performance of telecommunications systems. Many of our supply agreements contain limited warranty provisions. If these contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a claim could harm our business.

Our stock price has been volatile historically and may continue to be volatile. The price of our common stock may fluctuate significantly.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions.

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies like us in particular.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price. Further, recent economic conditions have resulted in significant fluctuations and significant declines in stock prices for many companies, including Clearfield. We cannot predict when the stock markets and the market for our common stock may stabilize.

Future sales of shares of our common stock in the public market may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Anti-takeover provisions in our organizational documents, our shareholder rights agreement, Minnesota law and other agreements could prevent or delay a change in control of our company.

Certain provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”), Minnesota law and other agreements may make it more difficult for a third- party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

•	the provisions of our bylaws regarding the business properly brought before shareholders;

•	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;

•	our shareholder rights agreement, which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our Board of Directors;

•	the provisions of Minnesota law relating to business combinations and control share acquisitions; and

•
the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with certain of our executive officers requiring payments if their employment is terminated and there is a “change in control.”

These measures could discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES.

Clearfield leases a 30,000 square foot facility at 5480 Nathan Lane North in Plymouth, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease commenced on July 1, 2006 with rent commencing on November 1, 2006. The initial lease payment was $16,925.88 per month with annual increases of approximately 3.5%. Currently, our monthly rent is $18,760.The lease expires on November 30, 2013. The lease is backed by an unconditional, irrevocable letter of credit equal to approximately five months rent.

We own a 24,000 square foot production facility in Aberdeen, South Dakota, which is partially leased and occupied. (See Note C in the Financial Statements included in Item 8 of this Form 10-K.)

ITEM 3.               LEGAL PROCEEDINGS.

The Company is exposed to a number of asserted and unasserted legal claims encountered in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Our common stock is traded on The Nasdaq Global Market system of The Nasdaq Stock Market LLC under the symbol “CLFD.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2009	High	Low
Quarter ended December 31, 2008	$1.30	$0.75
Quarter ended March 31, 2009	$1.31	1.00
Quarter ended June 30, 2009	$2.00	1.09
Quarter ended September 30, 2009	$5.52	1.52

Fiscal Year Ended September 30, 2008	High	Low
Quarter ended December 31, 2007	$1.19	$0.96
Quarter ended March 31, 2008	1.18	0.82
Quarter ended June 30, 2008	1.87	1.03
Quarter ended September 30, 2008	1.37	1.01

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 318 holders of record of our common stock as of September 30, 2009.

Dividends

We have never paid cash dividends on our common stock. We do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2009 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Equity compensation plans approved by security holders
2007 Stock Compensation Option Plan	887,200	$1.06	510,500
Stock Option Plan for Non Employee Directors	112,500	$1.22	67,500
Equity compensation plans not approved by security holders	-	-	-
Total	999,700	$1.08	578,000

Issuer Repurchases

We did not purchase any shares of our common stock during the fiscal year ended September 30, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

Not Required

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements, that are not statements of historical fact are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The risks and uncertainties that could cause actual results to differ materially and adversely from the forward-looking statements include those risks described in Part I, Item 1A. “Risk Factors.”

Overview of Business: The Company focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the FTTP marketplace and the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries.  The Companies primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, OSP cabinets, value–added fiber optics frames, panels and modules.

Critical Accounting Policies: In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income or loss from operations and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•           Stock option accounting;
•           Accounting for income taxes; and
•           Valuation and evaluating impairment of long-lived assets and goodwill.

Stock-Based Compensation We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of director and employee stock options. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. If factors change we may employ different assumptions in the calculation of compensation expense.

Income Taxes  We account for income taxes in accordance with Financial Accounting Standards Board ASC 740, under which, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $31,684,000 and $23,573,000, respectively, which expire in fiscal years 2019 to 2027. The Company has recently completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and has determined that all of the company’s loss carry-forwards are utilizable and not restricted under Section 382.

At September 30, 2008, all of the Company’s net deferred tax assets, which consisted primarily of net operating losses, were offset with a valuation allowance, which amounted to approximately $13.1 million. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2010 through 2012. We determined that projecting operating results beyond 2012 involves substantial uncertainty and we discounted forecasts beyond 2010 as a basis to support our deferred tax assets. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million.  At September 30, 2009 the Company continues to record a valuation allowance of approximately $9.3 million against its remaining deferred tax assets. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

During the fiscal year ended September 30, 2009, the Company recorded a deferred income tax expense of $65,120 for the book and income tax basis difference in goodwill on acquisitions.  This deferred income tax expense was netted against the deferred tax benefit resulting from the reduction in the valuation allowance.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior 1993.  In 2007 the Company changed its fiscal year to September 30.

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

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the Fiber-To-The-Premise market.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2009 resulted in no change to goodwill from the prior period.

The Company evaluates the recoverability of its long-lived assets when events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that that the carrying value may not be recoverable.  No impairment of long-lived assets has occurred during the years ended September 30, 2009 or September 30, 2008, respectively.

Results of Operations

Year ended September 30, 2009 compared to year ended September 30, 2008

Revenues for the fiscal year ended 2009 increased 6% to $24,944,000 from revenue of $23,494,000 in 2008. This increase is attributable to the acceptance of the Company’s products, the introduction and acceptance of the FieldSmart™ fiber management product line and engineering-led design services within the FTTH market.

Revenue to broadband service providers and commercial data networks amounted to $21,390,000 or 86% of revenue compared to $18,359,000 or 78% of revenue in 2008.  Sales to non-telecommunication companies, consisting primarily of copper cable assemblies produced to customer design specifications, were 14% of revenue or $3,555,000 compared to $5,134,000 or 22% of revenue in 2008.

Gross margin increased from 33.4% in 2008 to 35.6% in 2009 resulting in a gross profit of $8,871,000 in 2009 as compared to $7,852,000 in 2008, an increase of $1,019,000 or 13%. The 2.2% increase in gross margin is attributable to product mix, the introduction of the FieldSmart management product line, and the results of on-going programs to reduce the cost of products through a combination of new product introduction, process improvement, global sourcing of components and supply chain partnerships with non U.S. manufacturing organizations.

Selling, general and administrative expense increased 12% or $805,000 from $6,855,000 for 2008 to $7,660,000 for 2009. This increase reflects a significant investment in sales, marketing, product management, product engineering and performance-based compensation that we believe contributed to increased sales and profitability.

Income from operations for 2009 was $1,211,000 compared to $997,000 for 2008, an improvement of $214,000.  This change is attributable to increased revenue and increased gross margin.

Interest income in 2009 continued its decline from 2008 by $143,000 to $125,000 in fiscal year 2009 from $268,000 in fiscal year 2008.  This decline is attributable to continued declining interest rates from the prior year as the Company invested in FDIC backed bank certificates of deposit in 2009 as opposed to auction rate securities in 2008.

Interest expense decreased from $11,000 in 2008 to $6,000 in 2009. The interest is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income increased from $55,000 in 2008 to $82,000 in 2009. This consists of lease income on the Company’s Aberdeen, South Dakota facility. In March 2009, the tenant defaulted on the lease by failure to pay rent. We terminated the lease with our tenant as of April 2009. As a consequence of the lease termination we recorded as income the amount of $43,000 previously recorded as an accrual, which would have resulted in a reduced sale price to the tenant, per the lease agreement. We are currently leasing the facility on a month-to-month basis with the same tenant.

Income tax benefit for 2009 is $2,372,000 which reflects the recognition of a deferred tax asset (DTA). The DTA is $2,464,000 and is offset by tax amortization of goodwill of $65,000, which is deferred, tax expense for federal alternative minimum tax of approximately $20,000 and various state taxes in the amount of $7,000. Income taxes for 2008 include tax amortization of goodwill of $89,203, which is deferred and tax expense for federal alternative minimum tax and various state taxes in the amount of $3,800.

Net income from continuing operations for 2009 was $3,785,000 or $0.32 per share for basic and $0.31 for diluted compared to $1,217,000 or $0.10 per both basic and diluted share in 2008. There were no discontinued operations for 2009. Net income from discontinued operations for 2008 was $297,000 or $0.03 per basic and diluted share.

The Company’s net income was $3,785,000 or $0.32 per share for basic and $0.31 per diluted share for the year 2009 compared to of $1,514,000 or $0.13 per share for both basic and diluted share for the year 2008.  This is a net change of $2,271,000 or an increase of 150% over the prior year, primarily due to the non-cash income tax benefit realized from the reversal of the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2009, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $6,840,000, compared to $4,334,000 at September 30, 2008. Our cash is invested in money market accounts. We have no long-term debt obligations at September 30, 2009.

Operating Activities

Net cash generated from operations for the twelve months ended September 30, 2009 totaled $2,091,000. This was primarily due to our net income of $3,785,000, depreciation of $434,000, stock based compensation of $115,000 and a decrease in inventories of $935,000. This was offset by non-cash charges for net deferred taxes of $2,390,000, an increase in accounts receivable of $190,000 and reduction in accounts payable of $637,000.

Net cash generated from operations for the twelve months ended September 30, 2008 totaled $2,024,000. This was primarily due to our net income of $1,514,000 and depreciation of $498,000, deferred taxes of $89,000, stock based compensation of $129,000 and an increase in accounts payable of $687,000. This was offset by non-cash charges for the lease termination of $362,000 and an increase in inventories and accounts receivable of $493,000 and $115,000, respectively.

Investing Activities

For the twelve months ended September 30, 2009, we purchased $181,000 of manufacturing and IT equipment and software. During the same period we purchased $6,503,000 of FDIC backed certificates of deposit and sold approximately $4,962,000 securities most of which were available-for-sale securities. The net result is a net increase in cash from investing activities of $1,722,000. The Company intends to continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability.

For the twelve months ended September 30, 2008, we purchased $1,904,000 of property plant and equipment.  Of that amount, approximately $1,500,000 was for the purchase of the Blaine Facility (see Note C) which was subsequently sold. During this same period we made a significant investment in our IT structure and manufacturing equipment totaling $404,000.  The proceeds from the sale of assets amounted to $1,452,000 of which the Blaine building was the major portion at $1,450,000. During the same period we purchased $3,675,000 and sold $3,200,000 of available for sale securities. The net result is a net increase in cash from investing activities of $927,000.

Financing Activities

For the twelve months ended September 30, 2009 we used $62,000 to make scheduled debt principal payments principally associated with the financing of our IT systems. We received $91,000 from the issuance of stock from the exercise of employee stock options. The net cash received from financing activities totaled $29,000.

For the twelve months ended September 30, 2008 we used $68,000 to make scheduled debt principal payments principally associated with the financing of our IT systems.

The Company believes that its current cash and cash equivalents and cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, as well as potential future strategic transactions. However, future growth organically or through acquisition, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued new standards on generally accepted accounting principles as codified in Accounting Standards Codification (ASC) 105-10. The new standard stipulates the FASB ASC is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued new standards on fair value measurements as codified in ASC 820-10. This standard establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of fiscal 2009 for financial assets and liabilities and the adoption did not have a material impact on our consolidated financial statements. We will adopt this standard at the beginning of fiscal 2010 for non-financial assets and liabilities and do not expect it to have a material effect on our financial statements.

In April 2009, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this standard during 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through December 18, 2009, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

In June 2009, the FASB issued new standards on variable interest entities (VIE), as codified in 810-10, which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The Company is required to complete ongoing reassessments of the primary beneficiary of a VIE and will be required by the Company effective October 1, 2010. The Company does not expect it to have a material effect on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investments in FDIC guaranteed bank certificates of deposit. The portfolio includes only FDIC guaranteed bank certificates of deposit with an active secondary or resale markets to ensure liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2009 and 2008 was as follows:

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Statement of Operations Data

Net revenue	$4,697,440	$5,442,493	$6,165,379	$7,188,484
Gross profit	1,449,471	1,765,564	2,107,819	2,528,981
Net loss	395,368	115,338	248,894	754,660
Net income per share, basic and diluted	$0.03	$0.01	$0.02	$0.06

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Statement of Operations Data

Net revenue	$5,933,287	$5,232,604	$7,160,039	$6,618,907
Gross profit	2,014,208	1,818,152	2,684,466	2,354,194
Net income	217,487	131,049	587,020	2,849,533
Net income per share, Basic	$0.02	$0.01	$0.05	$0.24
Diluted	0.02	0.01	0.05	0.23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Clearfield, Inc.

We have audited the accompanying consolidated balance sheets of Clearfield, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clearfield, Inc. and subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Minneapolis, Minnesota
December 18, 2009

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	September 30, 2008
Assets
Current Assets
Cash and cash equivalents	$4,731,735	$4,333,709
Short-term investments	2,108,566	-
Accounts receivable, net	2,723,414	2,533,447
Inventories	1,153,862	2,088,769
Other current assets	180,635	115,344
Total current assets	10,898,212	9,071,269

Property, plant and equipment, net	1,319,492	1,604,202

Other Assets
Long-term investments	2,840,000	3,036,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,231,990	-
Other	176,368	284,309
Notes receivable	392,186	432,846
Total other assets	8,211,055	6,323,666
Total Assets	$20,428,759	$16,999,137

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long term debt	$33,081	$62,126
Accounts payable	1,212,541	1,849,633
Accrued compensation	1,159,245	903,276
Accrued expenses	88,139	301,859
Total current liabilities	2,493,006	3,116,894

Long term debt, net of current maturities	-	33,081
Deferred rent	87,942	89,641
Deferred income taxes	-	166,904
Total Liabilities	2,580,948	3,406,520

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares authorized, no shares issued or outstanding	-	-
Common stock, 50,000,000 shares authorized, $.01 par value; 11,974,631 and 11,938,131 shares issued and outstanding at September 30, 2009 and 2008, respectively	119,746	119,381
Additional paid-in capital	52,372,139	52,166,219
Accumulated deficit	(34,644,074)	(38,428,983)
Accumulated other comprehensive loss	-	(264,000)
Total shareholders’ equity	17,847,811	13,592,617
Total Liabilities and Shareholders’ Equity	$20,428,759	$16,999,137

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,	Year Ended September 30,
	2009	2008

Revenues	$24,944,837	$23,493,796

Cost of sales	16,073,817	15,641,961

Gross profit	8,871,020	7,851,835

Operating expenses
Selling, general and administrative	7,628,495	6,799,683
Loss on disposal of assets	31,144	55,251
	7,659,639	6,854,934

Income from operations	1,211,381	996,901

Interest income	124,922	268,063
Interest expense	(5,676)	(10,721)
Other income	81,810	55,881
	201,056	313,223
Income before income taxes	1,412,437	1,310,124

Income tax expense (benefit)	(2,372,472)	93,303
Net income from continuing operations	3,784,909	1,216,821
Net income from discontinued operations	-	297,439
Net income	$3,784,909	$1,514,260

Net income per share:
Continuing operations	$0.32	$0.10
Discontinued operations	$0.00	$0.03
Basic	$0.32	$0.13
Diluted	$0.31	$0.13

Shares used in calculation of net income per share:
Basic	11,941,116	11,873,773
Diluted	12,046,059	11,873,773

The accompanying notes are an integral part of these financial statements.

CLEARFILD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
			Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders
	Shares	Amount	Capital	deficit	loss	equity
Balance at September 30, 2007	11,872,331	$118,723	$52,037,207	$(39,943,243)	$-	$12,212,687
Stock based compensation expense	-	-	50,052	-	-	50,052
Stock issued as compensation	65,800	658	78,960	-	-	79,618
Other comprehensive loss	-	-	-	-	(264,000)	(264,000)
Net income	-	-	-	1,514,260	-	1,514,260
Comprehensive income	-	-	-	-	-	1,250,260
Balance at September 30, 2008	11,938,131	119,381	52,166,219	(38,428,983)	(264,000)	13,592,617
Stock based compensation expense	-	-	115,218	-	-	115,218
Exercise of stock options	36,500	365	90,702	-	-	91,067
Other comprehensive income	-	-	-	-	264,000	264,000
Net income	-	-	-	3,784,909	-	3,784,909
Comprehensive income	-	-	-	-	-	4,048,909
Balance at September 30, 2009	11,974,631	$119,746	$52,372,139	$(34,644,074)	$-	$17,847,811

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,	Year ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,784,909	$1,514,260
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	434,499	498,418
Deferred income taxes	(2,389,982)	89,203
Loss on sale of assets	31,144	55,251
Stock-based compensation expense	115,218	129,012
Lease termination accrual	-	(362,028)
Changes in operating assets and liabilities:
Accounts receivable, net	(189,967)	(114,796)
Inventories	934,907	(493,487)
Prepaid expenses and other assets	(24,631)	21,241
Accounts payable and accrued expenses	(605,454)	686,595
Net cash provided by operating activities	2,090,643	2,023,669

Cash flows from investing activities:
Purchases of property and equipment	(180,933)	(1,903,672)
Purchase of available for sale securities	(6,502,625)	(3,675,000)
Sale of available for sale securities	4,962,000	3,200,000
Proceeds from sale of assets	-	1,451,624
Net cash used in investing activities	(1,721,558)	(927,048)

Cash flows from financing activities:
Payment of long-term debt	(62,126)	(68,215)
Proceeds from issuance of common stock	91,067	658
Net cash provided by (used in) financing activities	28,941	(67,557)
Increase in cash and cash equivalents	398,026	1,029,064
Cash and cash equivalents at beginning of year	4,333,709	3,304,645
Cash and cash equivalents at end of year	$4,731,735	$4,333,709
Supplemental cash flow information: Cash paid during the year for:
Interest	$5,676	$10,721
Income Taxes	17,510	4,100

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Clearfield, Inc., (the Company) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States.  These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (“FTTP”), large enterprise, and original equipment manufacturers (“OEMs”) markets.

Principles of Consolidation: The consolidated financial statements include the accounts of Clearfield, Inc. and its wholly-owned subsidiaries.   All significant inter-company accounts and transactions have been eliminated in consolidation. Effective January 2, 2008 the Company merged its sole subsidiary APA Cables and Networks, Inc. into the Company (the “Parent – Subsidiary Merger”) and changed the name of the Company from APA Enterprises, Inc. to Clearfield, Inc. Since the Parent – Subsidiary Merger on January 2, 2008, the Company has no subsidiaries. For periods prior to January 2, 2008 the consolidated financial statements represent all companies of which Clearfield, Inc. directly or indirectly had majority ownership or otherwise controlled. We have evaluated subsequent events through December 18, 2009, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission.

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.  This generally occurs upon shipment of product to the customer, but in some cases occurs when the product is picked up by a customer’s carriers. The Company records freight revenues billed to customers as revenue and the related shipping and handling cost in cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2009 and 2008 respectively consist entirely of short-term money market accounts.  Cash equivalents are stated at cost, which approximates fair value.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. No cash was in foreign financial institutions as of September 30, 2009.

Investments: The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments. The maturity dates of our CD’s at September 30, 2009 are as follows:

Less than one year	$2,108,566
1-3 years	2,840,000
Total	$4,948,566

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs that may be used to measure fair value:

•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

At September 30, 2008 our long term investment portfolio consisted of $3.3 million of Auction Rate Securities (ARS), with contractual maturities between 22 and 33 years. The ARS held were primarily backed by student loans, are over-collateralized and are insured by and guaranteed by the United States Federal Department of Education.

As of September 2008, Credit Suisse, our broker and financial advisor, settled a lawsuit with the state of New York related to its ARS marketing practices. On October 2, 2008, Credit Suisse offered to buy back at par value the ARS securities from individuals, charities and businesses with accounts valued up to $10 million. We accepted the offer in October 2008. During the month of October of 2008 Credit Suisse bought back all of the securities held by Clearfield at par value resulting in proceeds of $3.3 million which were invested money market fund composed of 90 day U.S Treasuries.  The sale of these assets and the related mark up to par value was reflected in our results for the quarter ended December 31, 2008.

Accounts Receivable:  Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The following table illustrates balances and activity for fiscal years 2009 and 2008:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Cost and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
September 30, 2009	$69,382	$24,000	$89	$2,361	$91,110
September 30, 2008	78,973	-	-	9,591	69,382

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents, short term investments, accounts receivable, notes receivable and accounts payable. Notes receivable is carried at fair value because it is adequately secured by stock in the Company. All other financial instruments approximate fair value because of the short-term nature of these assets.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consist of the following:

	September 30,	September 30,
	2009	2008
Raw materials	$873,439	$1,815,777
Work-in-process	23,031	14,481
Finished Goods	257,392	258,511
	$1,153,862	$2,088,769

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives. The straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for tax purposes. Estimated useful lives of the assets are as follows:

Years
Building	20
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Property, plant and equipment consist of the following at:

	September 30,	September 30,
	2009	2008
Land	$56,195	$56,195
Buildings	1,679,424	1,679,424
Manufacturing Equipment	719,167	685,425
Office Equipment	1,357,811	1,405,147
Leasehold Improvements	195,383	187,977
	4,007,980	4,014,168
Less accumulated depreciation and amortization	2,688,487	2,409,966
	$1,319,493	$1,604,202

Depreciation expense	$434,499	$498,418

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill: The Company analyzes its goodwill testing for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the Fiber-To-The-Premise market. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2009 resulted in no change to goodwill from the prior period.

Impairment of Long-Lived Assets: The Company assesses potential impairments to its long-lived assets or asset groups when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. Intangible assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired. No impairment of long-lived assets has occurred during any of the periods presented.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes: The Company records income taxes in accordance with the liability method of accounting.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law.  The Company establishes a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realizable.  Changes in tax rates are reflected in the tax provision as they occur.

In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. Equity-based compensation expense is included in selling, general and administrative expenses. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company uses a forfeiture rate of 10%.

The weighted average fair value of options granted during for the year ended September 30, 2009 and 2008 are $0.44 and $0.45. If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current periods.

In September 2008, 65,800 shares of stock, with a market price of $1.21 per share, were issued to employees of the Company under the Company’s 2007 Stock Compensation Plan.  This award to employees was part of the annual incentive program, totaled $79,618 and was recorded in selling, general and administrative expense. The awards were issued without restriction. Recipients of the award included, sales, professional staff and Company management.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Common stock options and warrants to purchase 999,700 and 386,700 shares of common stock with a weighted average exercise price of $1.08 and $1.37 were outstanding during the years ended September 30, 2009 and 2008.

At September 30, 2009, there were no stock options with exercise prices greater  than the average market price of the common shares of the period.

Weighted average common share outstanding for the years ended September 30, 2009 and 2008 were as follows:

Year ended September 30,	2009	2008
Numerator for basic net income	$3,784,909	$1,514,260
Denominator for basic net income per share –weighted average shares	11,941,116	11,873,773
Effect of dilutive securities:
Stock options	104,943	-
Denominator for diluted net income per share – adjusted weighted average shares	12,046,059	11,873,773

Accumulated Other Comprehensive Loss: Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments. The changes in the components of other comprehensive income (loss) are composed of the valuation allowance associated with the Auction Rate Securities (ARS) the company held and was subsequently able to sell back to the broker, see the investments policy under Note A to the consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates.

Recently Issued Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (FASB) issued new standards on generally accepted accounting principles as codified in Accounting Standards Codification (ASC) 105-10. The new standard stipulates the FASB ASC is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard and the adoption did not have a material impact on our consolidated financial statements.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2006, the FASB issued new standards on fair value measurements as codified in ASC 820-10. This standard establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of fiscal 2009 for financial assets and liabilities and the adoption did not have a material impact on our consolidated financial statements. We will adopt this standard at the beginning of fiscal 2010 for non-financial assets and liabilities and do not expect it to have a material effect on our financial statements..

In April 2009, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this standard during 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through December 18, 2009, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

In June 2009, the FASB issued new standards on variable interest entities (VIE), as codified in 810-10, which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The Company is required to complete ongoing reassessments of the primary beneficiary of a VIE and will be required by the Company effective October 1, 2010. The Company does not expect it to have a material effect on its financial statements.

NOTE B  –  LONG-TERM LIABILITIES

The following is a summary of the outstanding debt, which consists of a capital lease, at:

	September 30,	September 30,
	2009	2008
Long-term debt	$33,081	$95,207
Less: current maturities	33,081	62,126
	$-	$33,081

The Company has no outstanding debt other than the capital lease.

NOTE C  –  COMMITMENTS AND FACILITIES

Blaine Facility: On October 30, 2007 the Company purchased its previous corporate headquarters in Blaine for $1,500,000 under the provisions of its option to purchase as stated in its lease from Jain-Olsen Properties. The Company as owner of the building canceled the lease to itself. The lease was scheduled to run through November of 2009. The elimination of the lease resulted in the elimination of approximately $362,000 of accrued obligations related to this lease in conjunction with the discontinuation of the Optronics segment recorded during the fiscal quarter ended June 30, 2007. The Company, on the same day, then sold the land and building for $1,450,000 incurring a loss of $52,000.  Rent expense of $14,000, was paid to the partnership for the period ended September 30, 2008.

Plymouth Facility:  The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations. This operating lease expires November 30, 2013. The Company also leases various office equipment. For the period ended September 30, 2009, rent expense was $327,000. For the period September 30, 2008, rent expense was a negative $37,000. This was the result of netting the Blaine facility elimination of accrued obligation of $362,000 against the Plymouth facility rent of $325,000.

The following is a schedule of approximate minimum rent payments under the operating lease for its Plymouth Facility:

Year ending September 30	Operating leases
2010	$226,977
2011	234,408
2012	241,773
2013	249,480
Thereafter	42,756
Total minimum lease payments	$995,394

Aberdeen Facility: On August 20, 2009 the Company entered into a renegotiated lease agreement for its Aberdeen, South Dakota facility. The lease is month to month. The Company continues to actively seek additional tenants and is evaluating other uses for the facility.

Information Technology: In February 2007, the Company began implementing a new enterprise system and entered into a contract to pay approximately $266,000 over a 3 year period for software related to part number configuration and production scheduling. The contract calls for payments of $29,600 for 2010.

NOTE D  –  SHAREHOLDERS’ EQUITY

The Board of Directors may, by resolution, establish from the undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series. The Company is authorized to issue 500 shares of preferred stock and 50,000,000 shares of common stock at $.01 par value. The Company has not issued any shares of preferred stock.

Stock-Based Compensation. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

Year ended September 30	2009	2008
Expected volatility	43%	52%
Expected life (in years)	5 years	5 years
Expected dividends	0%	0%
Risk-free interest rate	2.79%	2.98%

The Company has two stock option plans which are used as an incentive for directors, officers, and other employees. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares as opposed to treasury shares.  The director plan has 67,500 and the employee plan has 510,500 shares available for issue as of September 30, 2009. As of September 30, 2009, $248,474 of total unrecognized compensation expense to non-vested awards is expected to recognized over a weighted aver period of approximately 2.19 years. The Company recorded related compensation expense for the years ended September 30, 2009 and 2008 of $115,208 and $50,052, respectively.

Option transactions under these plans during the year ended September 30, 2009 and 2008 are summarized as follows:
	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2007	236,830	$1.72
Granted	228,700	1.13	$0.45
Cancelled or Forfeited	(78,830)	0.97
Outstanding at September 30, 2008	386,700	1.37
Granted	678,500	1.04	$0.44
Cancelled or Forfeited	(29,000)	2.12
Exercised	(36,500)	2.49
Outstanding at September 30, 2009	999,700	$1.08

NOTE D – SHAREHOLDERS’ EQUITY - Continued

The number of options exercisable under the Options Plans were:

Year ended	Exercisable	Weighted average exercise price
September 30, 2009	148,540	$1.23
September 30, 2008	122,240	$1.81

The following table summarizes information concerning options currently outstanding at September 30, 2009:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.09	860,200	7.21 years	$1.04	$896,587
1.10-1.49	47,500	5.22 years	1.17	55,399
1.50-1.99	92,000	1.88 years	1.40	128,404
	999,700	6.63 years	$1.08	$1,080,390

The following table summarizes information concerning options currently exercisable at September 30, 2009:
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.00-$1.09	69,940	4.17 years	$1.04	$73,031
1.10-1.49	1,400	3.57 years	1.22	1,705
1.50-1.99	77,200	1.85 years	1.40	108,389
	148,540	2.99 years	$1.23	$183,125

NOTE  E  –  SHAREHOLDER RIGHTS PLAN

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

NOTE  F  –  INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws.  Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by ASC 740 by assessing the available positive and negative factors surrounding its recoverability.  Accordingly, the Company recorded a full valuation allowance at September 30, 2008.  For the year ended September 30, 2009, the Company has reduced the portion of the valuation allowance related to our net operating loss carryforwards (NOL’s) and other deferred tax assets that we believe are more likely than not to be realized based upon estimates of future taxable income.

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2010 through 2012. We determined that projecting operating results beyond 2012 involves substantial uncertainty and we discounted forecasts beyond 2010 as a basis to support our deferred tax assets. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million.  At September 30, 2009 the Company continues to record a valuation allowance of approximately $9.3 million against its remaining deferred tax assets. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

NOTE  F  –  INCOME TAXES   – continued

Significant components of deferred income tax assets and liabilities are as follows at:
	September 30,	September 30,
	2009	2008
Current deferred income tax assets (liabilities):
Inventories	$118,247	$178,710
Accrued expenses and reserves	109,392	239,956
Prepaid expenses	(42,168)	-
	185,471	418,666
Valuation allowance	(185,471)	(418,666)
Net current deferred tax assets	$-	$-

Long-term deferred income tax assets (liabilities):
Intangibles	$24,901	$29,607
Property and equipment depreciation	258,325	(65,925)
Net operating loss carry forwards and credits	11,257,970	12,762,440
Stock based compensation	15,872	-
Accrued expenses and reserves	31,624	-
Goodwill	(232,010)	(166,890)
	11,356,682	12,559,232
Valuation allowance	(9,124,692)	(12,726,136)
Net long-term deferred income tax assets (liabilities)	$2,231,990	$(166,904)

As of September 30, 2009, the Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $31,684,000 and $23,573,000 respectively which expire in fiscal years 2019 to 2027. The Company has recently completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and has determined that all of the company’s loss carry-forwards are utilizable and not restricted under Section 382.

NOTE  F  –  INCOME TAXES   – continued

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following periods ended:
	September 30,	September 30,
	2009	2008
Federal statutory rate	34%	34%
State income taxes	2%	5%
Permanent differences	3%	2%
Expiration of net operating loss carryforwards	-%	16%
Change in state tax rate effect on deferreds	55%	-%
Change in valuation allowance	(262%)	(51%)
Tax rate	(168%)	6%

Components of the income tax expense (benefit) are as follows for the periods ended:
	September 30,	September 30,
	2009	2008
Current:
Federal	$19,598	$-
State	6,824	4,318
	26,422	4,318
Deferred:
Federal	(355,833)	785,197
State	1,791,578	115,470
	1,435,745	900,667
Valuation allowance	(3,834,639)	(811,682)
Income tax expense (benefit)	$(2,372,472)	$93,303

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits. The Company did not recognize any interest or penalties during the year ended September 30, 2009.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior 1993. The Company changed its fiscal year in 2007 to September 30.

NOTE  G  –  CONCENTRATIONS

Suppliers.   The Company purchases critical components for our products, including injected molded parts and connectors from third parties, some of whom are single- or limited-source suppliers. If any of our suppliers are unable to ship critical components, we may be unable to manufacture and ship products to our distributors or customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

Customers. Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 40% and 22% of total sales for the periods ended September 30, 2009 and September 30, 2008, respectively. Power & Telephone Supply Company is a distributor and it accounted for 32% and 10% of revenue for the corresponding respective periods. MTS Systems Corporation is an end use customer and it accounted for 8% and 12% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011.  Power & Telephone Supply Company purchases our product through its standard form of purchase order.

NOTE  H  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees.  The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan.  The Company’s contributions under this plan were $170,950 and $114,379 for the periods ended September 30, 2009 and September 30, 2008.

NOTE  I – CERTAIN RELATIONSHIPS AND TRANSACTIONS

India Facility.  On June 28, 2007, the Company sold APA Optronics (India) Private Limited ("APA India") to an entity owned by the former chief executive officer of the Company, Dr. Anil K. Jain. The purchase price of $504,499 was paid by delivery of a five year promissory note. The terms of the note include monthly installment payments of principal and interest with an annual rate of 7% amortized over a ten year period with a five year balloon payment due November 2012 when the outstanding balance is due. The note is secured by a pledge of Company stock by Dr. Jain, a pledge by Dr. Jain of payments under his Separation Agreement with the Company, and a personal guaranty by Dr. Jain. The purchase price was determined by the independent directors to be fair and reasonable to the Company.  The current portion of the note receivable is presented within “prepaid expenses and other” and the long term portion is reflected as note receivable on the balance sheet.

Severance Agreement.   Effective June 28, 2007, Dr. Jain ceased to be Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Chairman of the Board of Directors of the Company Pursuant to the terms of an Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005, Dr. Jain will be paid his current salary ($190,000 per year) for 24 months after the date of termination of his employment, payable quarterly. As of June 30, 2009, the Company had paid all amounts required under this agreement with Dr. Jain.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements of Clearfield, Inc. are filed herewith under Item 8:

Exhibits. See Exhibit Index.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1
Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000
Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
4.1	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	1997 Stock Compensation Plan	Annex 1 to the Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders held on August 15, 2001 as filed on July 19, 2001
*10.3	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.4	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.5	Lease agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.6	2007 Stock Compensation Plan, as amended	Exhibit 10.15 to Registrant’s Registration Statements on Form S-8 (SEC File Nos. 333-136828 and 333-151504)

10.7	Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005 by and between APA Enterprises, Inc. and Anil K. Jain	Exhibit 10.16 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.8	Supplemental Separation Agreement dated June 28, 2007 by and between APA Enterprises, Inc. and Anil K. Jain	Exhibit 10.17 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.9	Promissory Note dated June 28, 2007 by Photonics International, Inc. as maker and APA Enterprises as holder in the principal sum of $500,000	Exhibit 10.19 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.10	Unconditional and Continuing Guaranty dated June 28, 2007 by Anil K. Jain in favor of APA Enterprises, Inc.	Exhibit 10.20 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.11	Stock Pledge Agreement dated June 28, 2007 by Anil K. Jain in favor of APA Enterprises, Inc.	Exhibit 10.21 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.12	Separation Payments Pledge Agreement dated June 28, 2007 by and between Anil K. Jain and APA Enterprises, Inc.	Exhibit 10.22 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.13	Agreement to Provide Additional Collateral dated June 28, 2007 by and between Anil K. Jain and APA Enterprises, Inc.	Exhibit 10.23 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.14	Non-Compete Agreement dated June 28, 2007 by and among others, Anil K. Jain, and APA Enterprises, Inc.	Exhibit 10.24 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.15	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on for 8-K dated December 16, 2008
10.16	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on for 8-K dated December 16, 2008
23.1	Consent of Grant Thornton LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**

 * Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: December 18, 2009	By	/s/ Cheryl P. Beranek
Cheryl P. Beranek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby constitutes and appoints Cheryl P. Beranek and Bruce G. Blackey, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer)	December 18, 2009
/s/ Bruce G. Blackey Bruce G. Blackey	Chief Financial Officer (principal financial and accounting officer)	December 18, 2009
/s/ Ronald G. Roth Ronald G. Roth	Director	December 18, 2009
/s/ John G. Reddan John G. Reddan	Director	December 18, 2009
/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	December 18, 2009
/s/ Donald R. Hayward Donald R. Hayward	Director	December 18, 2009
/s/ Charles N. Hayssen Charles N. Hayssen	Director	December 18, 2009