Form 10-Q
period 2009-12-31
Clearfield, Inc.
filed 2010-02-04
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 2, 2010
Common stock, par value $.01	11,995,331

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED  CONDENSED BALANCE SHEETS
UNAUDITED
	December 31, 2009	September 30, 2009
Assets
Current Assets
Cash and cash equivalents	$4,375,289	$4,731,735
Short-term investments	1,153,566	2,108,566
Accounts receivable, net	1,739,721	2,723,414
Inventories	1,241,314	1,153,862
Other current assets	217,376	180,635
Total current assets	8,727,266	10,898,212

Property, plant and equipment, net	1,255,763	1,319,492

Other Assets
Long-term investments	3,876,000	2,840,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,209,745	2,231,990
Other	176,368	176,368
Notes receivable	381,553	392,186
Total other assets	9,214,177	8,211,055
Total Assets	$19,197,206	$20,428,759

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$16,715	$33,081
Accounts payable	733,536	1,212,541
Accrued compensation	557,390	1,159,245
Accrued expenses	69,108	88,139
Total current liabilities	1,376,749	2,493,006

Deferred rent	86,068	87,942
Total Liabilities	1,462,817	2,580,948

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 11,978,831 and 11,794.631, shares issued and outstanding at December 31, 2009 and September 30, 2009	119,788	119,746
Additional paid-in capital	52,418,356	52,372,139
Accumulated deficit	(34,803,755)	(34,644,074)
Total Shareholders’ Equity	17,734,389	17,847,811
Total Liabilities and Shareholders’ Equity	$19,197,206	$20,428,759

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended
	December 31,
	2009	2008

Revenues	$4,942,667	$5,933,287

Cost of sales	3,240,959	3,919,079

Gross profit	1,701,708	2,014,208

Operating expenses
Selling, general and administrative	1,889,615	1,804,978

Income (loss) from operations	(187,907)	209,230

Other income (expense)
Interest income	38,056	31,750
Interest expense	(584)	(1,906)
Other income	14,515	13,644
	51,987	43,488
Income (loss) before income taxes	(135,920)	252,718

Income tax expense	23,761	35,231

Net income (loss)	$(159,681)	$217,487

Net income (loss)per share:
Basic	$(.01)	$.02
Diluted	$(.01)	$.02

Weighted average shares outstanding:
Basic	11,977,266	11,938,131
Diluted	11,977,266	11,938,131

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Three Months Ended December 31,
	2009	2008

Cash flow from operating activities
Net income (loss)	$(159,681)	$217,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	114,425	108,715
Deferred taxes	22,245	22,355
Stock based compensation	40,817	29,119
Changes in operating assets and liabilities:
Accounts receivable, net	983,693	782,854
Inventories	(87,452)	188,536
Prepaid expenses and other	(26,108)	(57,369)
Accounts payable and accrued expenses	(1,101,765)	(1,260,336)
Net cash provided by (used in) operating activities	(213,826)	31,361

Cash flow from investing activities
Purchases of property and equipment	(50,696)	(36,338)
Purchase of investments	(1,356,000)	-
Sale of investments	1,275,000	3,200,000
Net cash provided by (used in) investing activities	(131,696)	3,259,940

Cash flow from financing activities
Repayment of long-term debt	(16,366)	(15,044)
Proceeds from issuance of common stock	5,442
Net cash used in financing activities	(10,924)	(15,044)

Increase (decrease) in cash and cash equivalents	(356,446)	3,276,257

Cash and cash equivalents at beginning of period	4,731,735	4,333,709

Cash and cash equivalents at end of period	$4,375,289	$7,609,966

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

We evaluated our quarter ended December 31, 2009 consolidated financial statements for subsequent events through the date the financial statements were issued which is February 4, 2010,the date this Quarterly Report on Form 10-Q was filed. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements

Note 2.  Net Income (Loss) Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

Note  3. Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments under fair value measurements. The maturity dates of our CD’s at December 31, 2009 are as follows:

Less than one year	$3,407,254
1-3 years	3,876,000
Total	$7,283,254

Note 4.  Stock Based Compensation

The Company recorded $40,817 and $29,119 of compensation expense related to current and past option grants for the three month periods ended December 31, 2009 and 2008, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of December 31, 2009, $353,488 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.05 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended December 31, 2009 and 2008 respectively

During the three-month period ended December 31, 2009, the Company granted executive officers and key employees incentive stock options to purchase an aggregate of 85,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.30 with a fair value of $1.96 per share.

The weighted-average fair values at the grant date for options issued during the three months ended December 31, 2009 and 2008 were $2.01 and $.43, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,
	2009	2008

Dividend yield	0%	0%
Expected volatility	70.52%	43.73%
Average risk-free interest rate	2.20%	2.84%
Expected life	5 years	5 years
Vesting period	3 years	3 years

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds having a remaining life similar to the expected option term.

The following table summarizes information about the stock options outstanding at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-1.09	826,100	6.71 years	$ 1.04	318,099	$ 1.04
1.10-1.49	115,900	3.15 years	1.27	55,400	1.34
1.50-1.99	20,000	0.08 years	1.60	18,600	1.60
2.00-5.00	85,000	6.89 years	3.30	-	-
	1,047,000	6.22 years	1.26	393,099	1.11

Note 5.   Inventories

Inventories consist of the following as of:

	December 31, 2009	September 30, 2009
Raw materials	$1,018,000	$873,439
Work-in-progress	13,579	23,031
Finished goods	209,735	257,392
	$1,241,314	$1,153,862

Note 6.  Major Customer Concentration

Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 28% and 35% of total sales for the periods ended December 31, 2009 and December 31, 2008, respectively. Power & Telephone Supply Company is a distributor and it accounted for 19% and 25% of revenue for the corresponding respective periods. MTS Systems Corporation is an end-use customer and it accounted for 9% and 10% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011. Power & Telephone Supply Company purchases our product through its standard form of purchase order.

At December 31, 2009, ten customers accounted for 50% of accounts receivable two of such customers were Power & Telephone Supply Company and MTS Systems. At December 31, 2008, seven customers accounted for 50% of accounts receivable two of such customers were Power & Telephone Supply Company and MTS Systems.

Note 7. Goodwill

The Company analyzes its goodwill in accordance with ASC 350-20 which requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. We construct a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of Clearfield (which is the only reporting unit). The fair values are then compared with the corresponding book value of Clearfield. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have one reporting unit.

The result of the analysis performed in the fourth fiscal quarter ended September 30, 2009 did not indicate an impairment of goodwill.  The Company will analyze goodwill more frequently should changes in events or circumstances occur. During the quarter ended December 31, 2009, no events or circumstances have occurred that suggest an impairment exists.

Note 8.  Income Taxes

We recorded a provision for income taxes of $24,000 and $35,000, for the three months ended December 31, 2009 and 2008 respectively.  Our tax provision includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.

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

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2010 through 2012. We determined that projecting operating results beyond 2012 involves substantial uncertainty and we discounted forecasts beyond 2012 as a basis to support our deferred tax assets. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million.  At September 30, 2009 the Company continues to record a valuation allowance of approximately $9.3 million against its remaining deferred tax assets. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense. For the three months ended December 31, 2009, the Company has determined that no additional change in valuation allowance is warranted at this time.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior 1993

Note 9.  Certain Relationships and Transactions

India Facility

On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over five years and is fully secured by pledges of Clearfield, Inc. stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The balance of the outstanding note at December 31, 2009 is $425,441 with accrued interest of $2,514. The rate of interest charged is 7% and the note is current.

Note 10.  Accounting Pronouncements

New Accounting Pronouncements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2009, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three month periods ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2009.

OVERVIEW

General

Clearfield, Inc. manufactures and sells a broad range of telecommunications equipment and products.  Our principal products are standard and custom connectivity products for telecommunications customers, including fiber distribution systems, optical components, outside plant (“OSP”) cabinets, and fiber and copper cable assemblies.  Our highly configurable products are used for the cable management requirements of the Fiber-to-the-Home (“FTTH”) marketplace and in designing and terminating custom cable assemblies for commercial and industrial original equipment manufacturers (“OEM’s”).  Over the past four years, we have expanded our product offerings and broadened our customer base. We believe our solid reputation of quality service and competitive and innovative product lines differentiate us from our competitors.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 VS. THREE MONTHS ENDED DECEMBER 31, 2008

Revenues for the first fiscal quarter of 2010 ended December 31, 2009 were $4,943,000, a decrease of 17% or approximately $990,000 from revenue of $5,933,000 for the first fiscal quarter of 2009.

Revenue from broadband service providers and commercial data networks amounted to $4,128,000, or 84% of revenue, for the first quarter of 2010 compared to $4,786,000, or 81% of revenue, for the comparable period of 2009, a decline of $658,000 or 14%. This is a reflection of the overall economic climate. In addition there has been a delay in projects by telephone companies and service providers as they apply for government stimulus funds. The largest contributor to the reduced revenue is reduction is a single distributor from our Eastern region; they experienced the same economic downturn. Our revenue to them is down 37% over the prior year for this comparable quarter.

Revenue from OEM’s consisting primarily of sales of fiber optic and copper cable assemblies produced to customer design specifications amounted to $814,000, or 16% of revenue, for the first quarter of 2010 compared to $1,147,000, or 19% of revenue, for the comparable period of 2009. Our OEM business declined $333,000 or 29% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. This reduction is a direct reflection of the business of the underlying OEM customers that have been negatively impacted by the weakening in the U.S. economy.

Gross profit percentage improved to 34.4 % from 33.9% for comparable quarters of fiscal 2010 and 2009. Gross profit declined from $2,014,000 for the first quarter of 2009 to $1,702,000 for 2010 a reduction of 15% or $312,000. The increase in gross margin as a percent of revenues is due to the results of product mix weighted toward the FieldSmart architecture. Manufacturing efficiencies and sourcing strategies contribute to lower cost of goods.

Selling, general and administrative expenses increased 5% or $85,000 from $1,805,000 for the first quarter of 2009 to $1,890,000 for the first quarter of 2010. This increase is composed of increased marketing staff and field product management personnel an investment necessary to continue to build our brand. We did not meet thresholds for our revenue plan and as a result did not record performance bonus expense along with that we did not achieve all of our sales goals resulting in reduced sale commissions.

We incurred a loss from operations for the first quarter of fiscal 2010 ended December 31, 2009 in the amount of $188,000 compared to income of $209,000 for the same period ended December 31, 2008. This decrease is directly attributable to reduced revenue.

Interest income for the quarter ended December 31, 2009 was $38,000 compared to $32,000 for the comparable period for fiscal 2009. The Company invests its excess cash in FDIC backed bank certificates of deposit.

Interest expense decreased to $500 for the quarter ended December 31, 2009 compared to $2,000 for the comparable period for fiscal 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $15,000 and $14,000 for the quarters ended December 31 of 2009 and 2008, respectively.  This is attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $24,000 and $35,000 for the quarters ended December 31 of 2009 and 2008, respectively. Tax expenses related to goodwill were $22,000 and $22,000 respectively for the corresponding quarters. The balance was paid to various states for income and franchise taxes as well as alternative minimum tax (ATM) which was applicable for the quarter ended December 31, 2008.

The Company’s net loss for the first quarter of fiscal 2010 ended December 31, 2009 was $160,000, or $0.01 basic and diluted share. For the first quarter of fiscal 2009 ended December 31, 2008 the Company earned net income of $217,000, or $0.02 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our principal source of liquidity was our cash and cash equivalents and short term investments. Those sources total $5,529,000 at December 31, 2009 compared to $6,840,000 at September 30, 2009.  Our non-operating cash and long term-investments are invested in bank certificates of deposit (CD) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and in bank money market accounts also guaranteed by the FDIC. Non-operating cash and long-term investments were $3,876,000 and $2,840,000 at December 31, 2009 and September 30, 2009, respectively. All CDs are purchased with the intent to hold to maturity, we have built a CD ladder in which they range from three months to three years in term.   The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.  The Company also intends on utilizing its cash assets primarily for its continued organic growth.  Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at December 31, 2009, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash used by operations for the three months ended December 31, 2009 totaled $214,000. This was primarily due to net loss of $160,000 and a decrease in accounts payable and accrued expenses of $1,102,000  due to decreased inventory purchases and annul bonus payouts, and an increase in inventories of $87,000. This was offset by depreciation of $114,000, deferred taxes of $22,000, stock based compensation of $41,000 and a decrease in accounts receivable of $ 984,000.

Net cash generated for the three months ended December 31, 2008 totaled $31,000. This was primarily due to our net income of $217,000, depreciation of $109,000, deferred taxes of $22,000, stock based compensation of $29,000, and an increase in accounts receivable of $783,000 and inventory of $189,000. This was offset by a decrease in accounts payable and accrued expenses of $1,260,000 and an increase of $61,000 in prepaid expenses.

Investing Activities

We invest our excess cash in money market accounts and bank CD’s in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC. During the three month period ended December 31, 2009 we utilized cash to purchase $1,356,000 of securities and received $1,275,000 on CD’s that have matured.  Purchases of capital equipment and information technology equipment consumed $51,000 of cash.

For the three months ended December 31, 2008 we sold our Auction Rate Securities at par for $3,200,000 and purchased equipment, consuming cash of $36,000.

In the remainder of fiscal 2010, we expect capital expenditures to be approximately $100,000, primarily reflecting investments in capital equipment, tooling and information technology.

Financing Activities

For the three month period ended December 31, 2009 we used a net of $16,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $5,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2009.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the quarter ended December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 10 in the Notes to Consolidated Condensed Financial Statements located in Part I, Item 1 of this Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer  and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report,these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted legal claims encountered in the ordinary course of business.  Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A.  RISK FACTORS
The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

CLEARFIELD, INC.

February 4, 2010	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce G. Blackey
By: Bruce G. Blackey Its: Chief Financial Officer
(Principal Financial and Accounting Officer)