Form 10-Q
period 2010-03-31
Clearfield, Inc.
filed 2010-05-04
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2010
Common stock, par value $.01	11,995,331

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED  CONDENSED BALANCE SHEETS
UNAUDITED
	March 31, 2010	September 30, 2009
Assets
Current assets
Cash and cash equivalents	$3,995,564	$4,731,735
Short-term investments	1,105,566	2,108,566
Accounts receivable, net	2,046,388	2,723,414
Inventories	1,323,270	1,153,862
Other current assets	313,213	180,635
Total current assets	8,784,001	10,898,212

Property, plant and equipment, net	1,317,075	1,319,492

Other Assets
Long-term investments	3,924,000	2,840,000
Goodwill	2,570,511	2,570,511
Patents	10,811	-
Deferred taxes	2,187,500	2,231,990
Other	176,368	176,368
Notes receivable	370,663	392,186
Total other assets	9,239,853	8,211,055
Total assets	$19,340,929	$20,428,759

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$-	$33,081
Accounts payable	855,494	1,212,541
Accrued compensation	655,419	1,159,245
Accrued expenses	62,343	88,139
Total current liabilities	1,573,256	2,493,006

Deferred rent	84,193	87,942
Total liabilities	1,657,449	2,580,948

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 11,995,331 and 11,974,631, shares issued and outstanding at March 31, 2010 and September 30, 2009	119,953	119,746
Additional paid-in capital	52,475,652	52,372,139
Accumulated deficit	(34,912,125)	(34,644,074)
Total Shareholders’ Equity	17,683,480	17,847,811
Total Liabilities and Shareholders’ Equity	$19,340,929	$20,428,759

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenues	$4,724,766	$5,232,604	$9,667,433	$11,165,891

Cost of sales	2,991,390	3,414,452	6,232,349	7,333,531

Gross profit	1,733,376	1,818,152	3,435,084	3,832,360

Operating expenses
Selling, general and administrative	1,864,722	1,689,950	3,754,337	3,494,928

Income (loss) from operations	(131,346)	128,202	(319,253)	337,432

Other income (expense)
Interest income	37,578	17,244	75,634	48,994
Interest expense	(236)	(1,585)	(820)	(3,491)
Other income	9,837	13,931	24,352	27,575
	47,179	29,590	99,166	73,078
Income (loss) before income taxes	(84,167)	157,792	(220,087)	410,510

Income tax expense	24,203	26,743	47,964	61,974

Net income (loss)	$(108,370)	$131,049	$(268,051)	$348,536

Net income (loss) per share:
Basic	$(.01)	$.01	$(.02)	$.03
Diluted	$(.01)	$.01	$(.02)	$.03

Weighted average shares outstanding:
Basic	11,991,544	11,938,131	11,984,238	11,938,131
Diluted	11,991,544	11,938,131	11,984,238	11,938,131

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Six Months Ended March 31,
	2010	2009

Cash flow from operating activities
Net income (loss)	$(268,051)	$348,536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	236,597	216,633
Deferred taxes	44,490	44,711
Stock based compensation	81,283	56,887
Changes in operating assets and liabilities:
Accounts receivable, net	677,026	271,347
Inventories	(169,408)	535,513
Prepaid expenses and other	(111,055)	(82,649)
Accounts payable and accrued expenses	(890,418)	(1,010,246)
Net cash provided by (used in) operating activities	(399,536)	380,732

Cash flow from investing activities
Purchases of property and equipment	(234,180)	(37,722)
Patent additions	(10,811)	-
Purchase of investments	(1,836,000)	(4,812,722)
Sale of investments	1,755,000	3,300,000
Net cash used in investing activities	(325,991)	(1,550,444)

Cash flow from financing activities
Repayment of long-term debt	(33,081)	(30,409)
Proceeds from issuance of common stock	22,437	-
Net cash used in financing activities	(10,644)	(30,409)

Decrease in cash and cash equivalents	(736,171)	(1,200,121)

Cash and cash equivalents at beginning of period	4,731,735	4,333,709

Cash and cash equivalents at end of period	$3,995,564	$3,133,588

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

We evaluated our quarter ended March 31, 2010 consolidated financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

Note  3. Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments. The maturity dates of our CD’s at March 31, 2010 are as follows:

Less than one year	$1,105,566
1-3 years	3,924,000
Total	$5,029,566

Note 4.  Stock Based Compensation

The Company recorded $81,283 and $56,887 of compensation expense related to current and past option grants for the six month periods ended March 31, 2010 and 2009, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of March 31, 2010, $310,287 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.91 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the six -month periods ended March 31, 2010 and 2009 respectively

During the six-month period ended March 31, 2010, the Company granted executive officers and key employees incentive stock options to purchase an aggregate of 85,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.30 with a fair value of $1.96 per share and 5,000 shares of common stock with a contractual term of 6 years, a one year vesting term and an exercise price of $2.87 with a fair value of $1.77 per share.

The weighted-average fair values at the grant date for options issued during the six months ended March 31, 2010 and 2009 were $1.95 and $.58, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Six months ended March 31,
	2010	2009
Dividend yield	0%	0%
Average expected volatility	68.36%	49.44%
Average risk-free interest rate	2.44%	2.415%
Expected life	5-6 years	5 years
Vesting period	1-3 years	1-4 years

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

The following table summarizes information about the stock options outstanding at March 31, 2010

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-1.09	809,600	6.60 years	$1.04	301,599	$1.04
1.10-1.49	115,900	2.90 years	1.27	95,150	1.27
1.50-1.99	20,000	0.58 years	1.60	18,600	1.60
2.00-5.00	90,000	6.61 years	3.28	-	-
	1,035,500	6.07 years	1.27	415,349	1.12

Note 5.  Inventories

Inventories consist of the following as of:

	March 31, 2010	September 30, 2009
Raw materials	$1,075,719	$873,439
Work-in-progress	8,654	23,031
Finished goods	238,897	257,392
	$1,323,270	$1,153,862

Note 6.  Major Customer Concentration

Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 30% and 41% of total sales for the six months ended March 31, 2010 and 2009, respectively. Power & Telephone Supply Company is a distributor and it accounted for 20% and 32% of revenue for the corresponding respective periods. MTS Systems Corporation is an end-use customer and it accounted for 10% and 9% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011. Power & Telephone Supply Company purchases our product through its standard form of purchase order.

At March 31, 2010, eight customers accounted for 52% of accounts receivable, two of such customers were Power & Telephone Supply Company and MTS Systems. At March 31, 2009, three customers accounted for 58% of accounts receivable, one of those customers was Power & Telephone Supply Company.

Note 7. Goodwill and Patents

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

The result of the analysis performed in the fourth fiscal quarter ended September 30, 2009 did not indicate an impairment of goodwill.  The Company will analyze goodwill more frequently should changes in events or circumstances occur. During the quarter ended March 31, 2010, no events or circumstances have occurred that suggest an impairment exists.

The Company capitalizes costs incurred to obtain patents and once accepted by the U.S. Patent Office they are amortized using the straight-line method over their remaining estimated lives, not exceeding 17 years. The Company has three patents pending with the U.S. Patent Office.

Note 8. Income Taxes

We recorded income tax expense of $24,000 and $27,000, for the three months ended March 31, 2010 and 2009 respectively.  Our tax expense includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.

As of September 30, 2009, the Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $31,684,000 and $23,573,000, respectively, which expire in fiscal years 2019 to 2027. The Company has completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and has determined that all of the Company’s loss carry-forwards are utilizable and not restricted under Section 382.

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2010 through 2012. We determined that projecting operating results beyond 2012 involves substantial uncertainty and we discounted forecasts beyond 2012 as a basis to support our deferred tax assets. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million. At March 31, 2010 the Company continues to record a valuation allowance of approximately $9.3 million against its remaining deferred tax assets. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense. For the six months ended March 31, 2010, the Company has determined that no additional change in valuation allowance is warranted at this time.

Note 9.  Certain Relationships and Transactions

On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 is payable over five years and is fully secured by pledges of Clearfield, Inc. stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The balance of the outstanding note at March 31, 2010 is $412,755 with accrued interest of $2,454. The rate of interest charged is 7% and the payments are current.

Note 10.  Accounting Pronouncements

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six month periods ended March 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2009.

OVERVIEW

General

Clearfield, Inc. designs and manufactures a broad range of fiber management equipment for the telecommunications industry based on the FieldSmart™ Fiber Management Platform. This platform includes its latest generation FieldSmart Fiber Crossover Distribution System (FxDS), FieldSmart Fiber Scalability Center (FSC) and FieldSmart Fiber Delivery Point (FDP) series. The FxDS, FSC and FDP product lines are based upon the patent pending technologies of the Clearview™ and xPAK cassettes and support a wide range of panel configurations, densities, connectors and adapter options, and are offered alongside an assortment of passive optical components. Clearfield provides a complete line of fiber and copper assemblies for inside plant, outside plant and access networks. We believe our solid reputation of quality service and competitive and innovative product lines differentiate us from our competitors.

Given the impact of the economic downturn and uncertain timing and extent of any recovery on our customers, we are unable to provide short term guidance regarding our future results of operations. We closely monitor the trends within our industry and our customer base, as well as the impact of legislation and government initiatives on our customers, in developing our short-term and long-term strategies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

Revenues for the second fiscal quarter of 2010 ended March 31, 2010 were $4,725,000, a decrease of 10% or approximately $508,000, from revenue of $5,233,000 for the second fiscal quarter of 2009.

Revenue from broadband service providers and commercial data networks amounted to $3,876,000, or 82% of revenue, for the second quarter of 2010 compared to $4,403,000, or 84% of revenue, for the comparable period of 2009, a decline of $527,000 or 12% of revenue. The revenue decrease was mainly attributable to a single distributor in the Eastern region of the U.S. That distributor accounted for 25% of total revenue for the 2010 quarter in comparison to 46% in the same period of 2009. Revenues outside of that distributor increased $522,000 to $2,904,000 for the second quarter of 2010 compared to $2,382,000 for the comparable quarter of fiscal 2009.

Revenue associated with contract manufacturing for OEMs outside of the telecommunications markets, principally cable assemblies produced to customer design specifications, increased $19,000, or 2%, to $849,000 for the second quarter of fiscal 2010 versus $830,000 in the second quarter for fiscal 2009. The Company sees this as a stabilization of revenue from the general manufacturing sector of the U.S. economy.

Gross profit percentage improved to 36.7% from 34.7% for comparable quarters ended March 31, 2010 and 2009. Gross profit declined from $1,818,000 for the second quarter of 2009 to $1,733,000 for comparable period of 2010, a reduction of $85,000, or 4.7%.  The increase in gross margin as a percent of revenues is due to the results of product mix weighted toward the FieldSmart architecture along with manufacturing efficiencies and product sourcing strategies which contributed to lower cost of goods, while the reduction in gross profit dollars is related to lower sales volumes in fiscal year 2010.

Selling, general and administrative expenses increased 10%, or $175,000, from $1,690,000 for the second quarter of fiscal 2009 to $1,865,000 for the second quarter of fiscal 2010. The increase is composed mainly of higher compensation costs from increased number of marketing staff and field product management personnel, an investment made in an effort to continue to build our brand.

The Company’s loss from operations for the second quarter ended March 31, 2010 was $131,000, compared to income of $128,000 for the same period ended March 31, 2009. This decrease is directly attributable to reduced revenue and the increases of operating expenses in the period ending March 31, 2010 versus the comparable period in 2009.

Interest income for the second quarter of fiscal 2010 ended March 31, 2010 was $38,000 compared to $17,000 for the comparable period for fiscal 2009. The Company invests its excess cash in FDIC backed bank certificates of deposit.  Rates have increased modestly in 2010 from 2009 when the Company was primarily invested in money market accounts.

Interest expense decreased to $236 for the second quarter of fiscal 2010 ended March 31, 2010 compared to $1,585 for the comparable period for fiscal 2010. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $10,000 and $14,000 for the second quarters ended March 31 of 2010 and 2009, respectively.  This is attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $24,000 and $27,000 for the quarters ended March 31, 2010 and 2009, respectively. Tax expense related to goodwill was $22,000 in both quarters.  The balance was paid to various states for income and franchise taxes.

The Company’s net loss for the second quarter of fiscal 2010 ended March 31, 2010 was $108,000, or $0.01 basic and diluted share. For the comparable period for fiscal 2009 the Company earned net income of $131,000, or $0.01 per basic and diluted share.

SIX MONTHS ENDED MARCH 31, 2010 VS. SIX MONTHS ENDED MARCH 31, 2009

Revenues for the first six months of fiscal of 2010 ended March 31, 2010 were $9,667,000, a decrease of 13% or approximately $1,499,000 from revenue of $11,166,000 from the comparable period for fiscal 2009.

Revenue from broadband service providers and commercial data networks amounted to $8,004,000, or 83% of revenue, for the first six months of 2010 compared to $9,189,000, or 82% of revenue, for the comparable period of 2009, a decline of $1,185,000 or 13%. The largest contributor to the reduced revenue is a single distributor from our Eastern region; they experienced the same economic downturn. Revenue to this customer for this period is down 46% over the prior year for this comparable period. Excluding that single distributor, revenues were $6,118,000 for fiscal 2010 compared to $5,709,000 for the comparable period of fiscal 2009, an increase of $409,000 or 7%.

Revenue associated with contract manufacturing for OEMs outside of the telecommunications markets, principally cable assembles was $1,664,000 for the six months ended March 31, 2010 of fiscal 2010, a decrease of $314,000 or 16% from $1,977,000 for the comparable period of fiscal 2009.  On a year-to-date basis revenue is down however the second quarter showed improvement as the general manufacturing sector of the U.S. economy appears to be stabilizing for our customers.

Gross profit percentage improved to 35.5% from 34.3% for the six months ended March 31, 2010 compared to the comparable period of fiscal 2009. Gross profit declined from $3,832,000 for the first six months of fiscal 2009 to $3,435,000 for fiscal 2010 a reduction of 10% or $397,000. The increase in gross margin as a percent of revenues is due to the results of product mix weighted toward the FieldSmart architecture along with manufacturing efficiencies and product sourcing strategies which contributed to lower cost of goods, while the reduction in gross profit dollars is related to lower sales in fiscal year 2010.

Selling, general and administrative expenses increased 7% or $259,000 from $3,495,000 for the first six months of fiscal 2009 to $3,754,000 for the first six months of fiscal 2010. This increase is composed mainly of higher compensation costs due to increased marketing staff and field product management personnel as we continue to invest in an effort to build our brand.

The Company incurred a loss from operations for the first six months ended March 31, 2010 in the amount of $319,000 compared to income of $337,000 for the same period ended March 31, 2009. This decrease is directly attributable to reduced revenue and increased selling, general and administrative expenses.

Interest income for the six months ended March 31, 2010 was $76,000 compared to $49,000 for the comparable period for fiscal 2009. The Company invests its excess cash in FDIC backed bank certificates of deposit. In 2009 investments were in held in money market accounts.

Interest expense decreased to $820 for the six months ended March 31, 2010 compared to $3,491 for the comparable period for fiscal 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $24,000 and $28,000 for the six months ended March 31, 2010 and 2009, respectively.  This is exclusively attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $48,000 and $62,000 for the six months ended March 31, 2010 and 2009, respectively. Tax expenses related to goodwill were $44,000 and $45,000 respectively for the corresponding quarters. The balance was paid to various states for income and franchise taxes as well as alternative minimum tax (ATM) which was applicable for the quarter ended December 31, 2008.

The Company’s net loss for the first six months of fiscal 2010 ended March 31, 2010 was $268,000, or $0.02 basic and diluted share. For the first six months of fiscal 2009 ended March 31, 2009 the Company earned net income of $349,000, or $0.03 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our principal source of liquidity was our cash and cash equivalents and short term investments. Those sources total $5,101,000 at March 31, 2010 compared to $6,840,000 at September 30, 2009.  Our non-operating cash and long term-investments are invested in bank money market accounts and bank certificates of deposit (CD) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and in bank money market accounts also guaranteed by the FDIC. Non-operating cash and long-term investments were $3,924,000 and $2,840,000 at March 31, 2010 and September 30, 2009, respectively. All CDs are purchased with the intent to hold to maturity, we have built a CD ladder in which they range from three months to three years in term.  The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.  The Company also intends on utilizing its cash assets primarily for its continued organic growth.  Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Operating Activities

Net cash used in operations for the six months ended March 31, 2010 totaled $400,000. This was primarily due to net loss of $268,000, an increase in inventories of $169,000, and decreases in accounts payable and prepaid expenses totaling $1,001,000.  This was offset by a decrease in accounts receivable of $677,000, depreciation of $237,000, deferred taxes of $44,000 and stock based compensation of $81,000.

Net cash provided by operations for the six months ended March 31, 2009 totaled $381,000. This was due to net income of $349,000, depreciation of $217,000, deferred taxes of $45,000, stock based compensation of $57,000, a decrease in accounts receivable of $271,000 and inventory of $536,000 and an increase of $83,000 in prepaid expenses. This was offset by a decrease in accounts payable of $1,010,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC. During the six month period ended March 31, 2010 we utilized cash to purchase $1,836,000 of securities and received $1,755,000 on CDs that have matured.  Purchases of capital equipment, and information technology equipment and software and patents consumed $245,000 of cash during the six month period ended March 31, 2010.

During the six month period ended March 31, 2009 we utilized cash to purchase $4,813,000 of securities and received $3,300,000 on the sale of our auction rate securities.  Purchases of capital equipment consumed $38,000 of cash during the six month period ended March 31, 2009.

In the remainder of fiscal 2010, we expect capital expenditures to be approximately $50,000, primarily reflecting investments in capital equipment, tooling and information technology.

Financing Activities

For the six month period ended March 31, 20109 we used a net of $33,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $22,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2010.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the quarter ended March 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 10 in the Notes to Consolidated Condensed Financial Statements located in Part I, Item 1 of this Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer  and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARFIELD, INC.

May 4, 2010	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce G. Blackey
By: Bruce G. Blackey Its: Chief Financial Officer
(Principal Financial and Accounting Officer)