Form 10-Q
period 2010-06-30
Clearfield, Inc.
filed 2010-08-03
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16106

Clearfield, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2010
Common stock, par value $.01	11,995,331

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED  CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2010	September 30, 2009
Assets
Current Assets
Cash and cash equivalents	$4,886,316	$4,731,735
Short-term investments	1,345,566	2,108,566
Accounts receivable, net	2,473,885	2,723,414
Inventories	1,431,792	1,153,862
Other current assets	213,553	180,635
Total Current Assets	10,351,112	10,898,212

Property, plant and equipment, net	1,385,062	1,319,492

Other Assets
Long-term investments	3,760,163	2,840,000
Goodwill	2,570,511	2,570,511
Intangibles	27,649	-
Deferred taxes –long term	2,168,674	2,231,990
Other	176,368	568,554
Total other assets	8,703,365	8,211,055
Total Assets	$20,439,539	$20,428,759

Liabilities and Shareholders’ Equity
Total current liabilities	$2,006,903	$2,493,006
Deferred rent	82,320	87,942
Total Liabilities	2,089,223	2,580,948

Shareholders’ Equity
Common stock	119,953	119,746
Additional paid-in capital	52,513,475	52,372,139
Accumulated deficit	(34,283,112)	(34,644,074)
Total Shareholders’ Equity	18,350,316	17,847,811
Total Liabilities and Shareholders’ Equity	$20,439,539	$20,428,759

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenues	$6,778,193	$7,160,039	$16,445,626	$18,325,930

Cost of sales	4,174,998	4,475,573	10,407,347	11,809,104

Gross profit	2,603,195	2,684,466	6,038,279	6,516,826

Operating expenses
Selling, general and administrative	1,992,576	2,142,074	5,746,913	5,637,002

Income from operations	610,619	542,392	291,366	879,824

Other income (expense)
Interest income	36,491	34,764	112,125	83,758
Interest expense	-	(1,260)	(820)	(4,751)
Other income	11,498	48,243	35,850	75,818
	47,989	81,747	147,155	154,825
Income before income taxes	658,608	624,139	438,521	1,034,649

Income tax expense	29,595	37,119	77,559	99,093

Net income	$629,013	587,020	$360,962	$935,556

Net income per share:
Basic	$.05	$.05	$.03	$.08
Diluted	$.05	$.05	$.03	$.08

Weighted average shares outstanding:
Basic	11,995,331	11,938,131	11,987,793	11,938,131
Diluted	12,437,853	11,945,419	12,460,069	12,945,419

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30,
	2010	2009

Cash flow from operating activities
Net income	$360,962	$935,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,192	323,814
Deferred taxes	63,316	82,375
Loss on disposal of assets	-	350
Stock based compensation	119,106	86,204
Changes in operating assets and liabilities:
Accounts receivable, net	249,529	(542,362)
Inventories	(277,930)	540,981
Prepaid expenses and other	(76,068)	(14,435)
Current liabilities	(544,371)	(242,192)
Net cash provided by operating activities	257,736	1,170,291

Cash flow from investing activities
Purchases of property and equipment	(343,035)	(72,334)
Patent additions	(27,649)	-
Purchase of investments	(2,008,163)	(5,650,722)
Sale of investments	1,851,000	4,035,000
Proceeds from note receivable	435,336	-
Net cash used in investing activities	(92,511)	(1,688,056)

Cash flow from financing activities
Repayment of long-term debt	(33,081)	(46,101)
Proceeds from issuance of common stock	22,437	-
Net cash used in financing activities	(10,644)	(46,101)

Increase (Decrease) in cash and cash equivalents	154,581	(563,866)

Cash and cash equivalents at beginning of period	4,731,735	4,333,709

Cash and cash equivalents at end of period	$4,886,316	$3,769,843

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

     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended June 30		Ended June 30
(in thousands, except per-share data)	2010	2009	2010	2009
Net income per common share — basic:
Net income	$629	$587	$361	$936
Weighted average shares outstanding basic	11,995	11,938	11,988	11,938
Net income per common share — basic	$0.05	$0.05	$0.03	$0.08

Net income per common share — diluted:
Net income	$629	$587	$361	$936
Weighted average shares outstanding	11,995	11,938	11,988	11,938
Dilutive impact of common stock equivalents outstanding	443	7	472	7

Weighted average shares outstanding-diluted	12,438	11,945	12,460	11,945

Net income per common share — diluted	$0.05	$0.05	$0.03	$0.08

Note  3. Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the FDIC with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. These investments are considered Level 2 investments. The maturity dates of our CD’s that are recorded as investments at June 30, 2010 are as follows:

Less than one year	$1,345,566
1-3 years	3,760,163
Total	$5,105,729

Note 4.  Stock Based Compensation

The Company recorded $119,106 and $86,204 of compensation expense related to current and past stock option grants for the nine month periods ended June 30, 2010 and 2009, respectively.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2010, $279,288 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.44 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the nine-month periods ended June 30, 2010 and 2009, respectively.

During the nine-month period ended June 30, 2010, the Company granted executive officers and key employees incentive stock options to purchase an aggregate of 100,000 shares of common stock with a contractual term of 6 to 7 years, a three year vesting term and an exercise prices of $3.30 and $2.58 with a fair value range of $1.42 and $1.96 per share. Directors received 5,000 shares of common stock with a contractual term of 6 years, a one year vesting term and an exercise price of $2.87 with a fair value of $1.77 per share.

The weighted-average fair values at the grant date for options issued during the nine months ended June 30, 2010 and 2009 were $1.89 and $.58, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Nine months ended June 30,
	2010	2009
Dividend yield	0%	0%
Average expected volatility	66.95%	49.44%
Average risk-free interest rate	2.327%	2.415%
Expected life	5-6 years	5 years
Vesting period	1-3 years	1-4 years

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

The following table summarizes information about the stock options outstanding at June 30, 2010

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-1.09	809,600	6.35 years	$1.04	301,599	$1.04
1.10-1.49	115,900	2.65 years	1.27	104,150	1.27
1.50-1.99	20,000	0.33 years	1.60	20,000	1.60
2.00-5.00	100,000	6.31 years	3.21	-	-
	1,045,500	5.82 years	1.29	425,749	1.12

Note 5.  Inventories

Inventories consist of the following as of:

	June 30, 2010	September 30, 2009
Raw materials	$1,186,027	$873,439
Work-in-progress	15,182	23,031
Finished goods	230,583	257,392
	$1,431,792	$1,153,862

Note 6.  Major Customer Concentration

Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 27% and 44% of total sales for the nine months ended June 30, 2010 and 2009, respectively. Power & Telephone Supply Company is a distributor and it accounted for 19% and 37% of revenue for the corresponding respective periods. MTS Systems Corporation is an end-use customer and it accounted for 8% of revenues for both of the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011. Power & Telephone Supply Company purchases our product through its standard form of purchase order.

At June 30, 2010, eight customers accounted for 51% of accounts receivable, two of such customers were Power & Telephone Supply Company and MTS Systems. At June 30, 2009, one customer Power & Telephone Supply Company accounted for 56% of accounts receivable.

Note 7. Goodwill and Intangibles

The Company analyzes its goodwill in accordance with ASC 350-20, which requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company consists of one reporting unit and assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. We construct a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of Clearfield. The fair values are then compared with the corresponding book value of Clearfield. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment.

The result of the analysis performed in the fourth fiscal quarter ended September 30, 2009 did not indicate an impairment of goodwill.  The Company will analyze goodwill more frequently should changes in events or circumstances occur. During the quarter ended June 30, 2010, there were no triggering events that indicate impairment exists.

The Company capitalizes legal costs incurred to obtain patents and once accepted by the U.S. Patent Office they are amortized using the straight-line method over their remaining estimated lives, not exceeding 17 years. The Company has three patents pending with the U.S. Patent Office.

Note 8. Income Taxes

We recorded income tax expense of $29,595 and $37,119, for the three months ended June 30, 2010 and 2009 respectively.  Our tax expense includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions. As a result of year-to-date taxable income, the Company also incurred current tax expense of approximately $161,000.  This tax expense is being offset by a similar amount of tax benefit as a result of reduction in valuation allowance during the quarter after considering current financial condition, and potential future taxable income.

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

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2010 through 2012. We determined that projecting operating results beyond 2012 involves substantial uncertainty and we discounted forecasts beyond 2012 as a basis to support our deferred tax assets. The reduction in the valuation allowance in the fourth quarter resulted in a non-

cash income tax benefit of approximately $2.5 million. At June 30, 2010 the Company continues to record a valuation allowance of approximately $9.1 million against its remaining deferred tax assets. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense. For the nine months ended June 30, 2010, the Company has determined that no additional change in valuation allowance is warranted at this time.

Note 9.  Certain Relationships and Transactions

On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 was payable over five years and was fully secured by pledges of Clearfield, Inc. stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The note was paid in full June 23, 2010 in the amount of $400,000.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine month periods ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

Revenues for the third fiscal quarter of 2010 ended June 30, 2010 were $6,778,000, a decrease of 5% or approximately $382,000, from revenue of $7,160,000 for the third fiscal quarter of 2009.

Revenue from broadband service providers and commercial data networks amounted to $5,963,000, or 88% of revenue, for the third quarter of 2010 compared to $6,396,000, or 89% of revenue, for the comparable period of 2009, a decline of $433,000 or 7% of revenue. The revenue decrease was mainly attributable to a single distributor in the Eastern region of the U.S. which accounted for 21% of total revenue for the 2010 quarter in comparison to 51% in the same period of 2009. Revenues outside of that distributor increased $1,576,000 to $4,711,000 for the third quarter of 2010 compared to $3,136,000 for the comparable quarter of fiscal 2009.

Revenue associated with contract manufacturing for original equipment manufacturers (OEMs) outside of the telecommunications markets, principally cable assemblies produced to customer design specifications, increased $50,000, or 7%, to $815,000 for the third quarter of fiscal 2010 versus $765,000 in the third quarter for fiscal 2009. The Company sees this as a continuing stabilization of revenue from the general manufacturing sector of the U.S. economy.

Gross profit percentage for the quarter ended June 30, 2010 improved to 38.4% from 37.5% for the quarter ended June 30, 2009. Gross profit declined from $2,684,000 for the third quarter of 2009 to $2,603,000 for the comparable period of 2010, a reduction of $81,000, or 3%.  The increase in gross margin as a percent of revenues is due to the results of product mix weighted toward the FieldSmart architecture along with manufacturing efficiencies and product sourcing strategies which contributed to lower cost of goods, while the reduction in gross profit dollars is related to lower sales volumes in the second quarter of fiscal year 2010.

Selling, general and administrative expenses decreased 7%, or $149,000, from $2,142,000 for the third quarter of fiscal 2009 to $1,993,000 for the third quarter of fiscal 2010. The change is the net of increased compensation costs from increased number of marketing staff and field product management personnel, an investment made in an effort to continue to build our brand offset by a reduction in incentive compensation expense.

The Company’s income from operations for the third quarter ended June 30, 2010 was $611,000, compared to income of $542,000 for the quarter ended June 30, 2009. This increase is attributable to improved margins and reduced selling, general and administrative expenses.

Interest income for the third quarter of fiscal 2010 ended June 30, 2010 was $36,000 compared to $35,000 for the comparable period for fiscal 2009. The Company invests its excess cash in FDIC backed bank certificates of deposit.  Rates have increased modestly in 2010 from 2009 when the Company was primarily invested in money market accounts.

Interest expense decreased to zero for the third quarter of fiscal 2010 ended June 30, 2010 compared to $1,000 for the third quarter of fiscal 2010. Interest for 2009 is attributable to financing associated with the enterprise information system installed during 2007 and 2008, which was fully paid in the second quarter of fiscal 2010.

Other income consists of $11,000 and $48,000 for the third quarters ended June 30, of 2010 and 2009, respectively.  This is attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $30,000 and $37,000 for the quarters ended June 30, 2010 and 2009, respectively. Tax expense related to goodwill was $22,000 in both quarters.  The balance was paid to various states for income and franchise taxes and includes accrual of federal and state alternative minimum tax (AMT).

The Company’s net income for the third quarter of fiscal 2010 ended June 30, 2010 was $629,000, or $0.05 per basic and diluted share. For the third quarter of fiscal 2009 the Company earned net income of $587,000, or $0.05 per basic and diluted share.

NINE MONTHS ENDED JUNE 30, 2010 VS. NINE MONTHS ENDED JUNE 30, 2009

Revenues for the first nine months of fiscal of 2010 ended June 30, 2010 were $16,446,000, a decrease of 10% or approximately $1,880,000 from revenue of $18,326,000 from the comparable period of fiscal 2009.

Revenue from broadband service providers and commercial data networks amounted to $13,967,000, or 85% of revenue, for the first nine months of 2010 compared to $15,584,000, or 85% of revenue, for the comparable period of 2009, a decline of $1,617,000 or 10%. The largest contributor to the reduced revenue is a single distributor from our Eastern region; they experienced the same economic downturn. Revenue to this customer for this period is down 53% over the prior year for this comparable period. Excluding that single distributor, revenues were $10,829,000 for fiscal 2010 compared to $8,844,000 for the comparable period of fiscal 2009, an increase of $1,985,000 or 22%.

Revenue associated with contract manufacturing for OEMs outside of the telecommunications markets, principally cable assembles was $2,478,000 for the nine months ended June 30, 2010 of fiscal 2010, a decrease of $263,000 or 10% from $2,742,000 for the comparable period of fiscal 2009.  On a year-to-date basis revenue is down however the third quarter showed improvement as the general manufacturing sector of the U.S. economy appears to be stabilizing for our OEM customers.

Gross profit percentage improved to 36.7% from 35.6% for the nine months ended June 30, 2010 compared to the comparable period of fiscal 2009. Gross profit declined from $6,517,000 for the first nine months of fiscal 2009 to $6,038,000 for fiscal 2010 a reduction of 7% or $479,000. The increase in gross margin as a percent of revenues is due to the results of product mix weighted toward the FieldSmart architecture along with manufacturing efficiencies and product sourcing strategies which contributed to lower cost of goods, while the reduction in gross profit dollars is related to lower sales in the first nine months of fiscal year 2010.

Selling, general and administrative expenses increased 2% or $110,000 from $5,637,000 for the first nine months of fiscal 2009 to $5,747,000 for the first nine months of fiscal 2010. The change reflects increased compensation costs from increased number of marketing staff and field product management personnel, an investment made in an effort to continue to build our brand offset by a reduction in incentive compensation expense.

The Company’s income from operations for the first nine months ended June 30, 2010 in the amount of $291,000 compared to income of $880,000 for the same period ended June 30, 2009. This decrease is directly attributable to reduced revenue and increased selling, general and administrative expenses.

Interest income for the nine months ended June 30, 2010 was $112,000 compared to $84,000 for the comparable period for fiscal 2009. The Company invests its excess cash in FDIC backed bank certificates of deposit. In 2009 investments were in held in money market accounts with lower interest rates.

Interest expense decreased to $1,000 for the nine months ended June 30, 2010 compared to $5,000 for the comparable period for fiscal 2009. Interest for both years is attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $36,000 and $76,000 for the nine months ended June 30, 2010 and 2009, respectively.  This is exclusively attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $78,000 and $99,000 for the nine months ended June 30, 2010 and 2009, respectively. Tax expenses related to goodwill were $63,000 and $67,000 respectively for the corresponding quarters. The balance was paid to various states for income and franchise taxes as well as AMT.

The Company’s net income for the first nine months of fiscal 2010 ended June 30, 2010 was $361,000, or $0.03 basic and diluted share. For the first nine months of fiscal 2009 ended June 30, 2009 the Company earned net income of $936,000, or $0.08 per basic and diluted share a net decrease of $575,000 a direct relation to reduced revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $6,232,000 at June 30, 2010 compared to $6,840,000 at September 30, 2009.  Our non-operating cash and long term-investments are invested in bank money market accounts and bank certificates of deposit (CD) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and in bank money market accounts also guaranteed by the FDIC. Non-operating cash and long-term investments were $3,760,000 and $2,840,000 at June 30, 2010 and September 30, 2009, respectively. All CDs are purchased with the intent to hold to maturity, we have built a CD ladder in which they range from three months to three years in term.  The Company is currently expecting to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.  The Company also intends on utilizing its cash assets primarily for its continued organic growth.  Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Operating Activities

Net cash generated in operations for the nine months ended June 30, 2010 totaled $258,000. This was primarily due to net income of $361,000, depreciation of $363,000, deferred taxes of $63,000, stock based compensation of $119,000 and a decrease in accounts receivable of $250,000. This was offset by an increase in inventory of $278,000 and a net decrease in accounts payable and prepaid expenses of $76,000 and accrued expenses of $544,000 of which $527,000 was related to accrued compensation.

Net cash provided by operations for the nine months ended June 30, 2009 totaled $1,170,000. This was primarily due to net income of $936,000, depreciation of $324,000, deferred taxes of $82,000, stock based compensation of $86,000 and a decrease in inventory of $541,000. This was offset by a decrease in accounts payable prepaid expenses of $14,000 and of $227,000 and an increase in accounts receivable of $542,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by these FDIC backed instruments. During the nine month period ended June 30, 2010 we utilized cash to purchase $2,008,000 of securities and received $1,851,000 on CDs that have matured.  Purchases of capital equipment and information technology equipment and software consumed $343,000 of cash during the nine month period ended June 30, 2010. Our continuing investment in intellectual property i.e. patents consumed $28,000 of cash. During the nine months ended June 30, 2010, we received a total of $435,000 in proceeds from the repayment by Anil Jain of the promissory note dated June 28, 2007 by Photonics International, Inc. as the maker. Of the total amount of proceeds, $35,000 was paid in monthly principal payments during the nine month period and the balance of $400,000 that retired the note in full was paid in a lump sum on June 23, 2010.

During the nine month period ended June 30, 2009 we utilized cash to purchase $5,651,000 of securities and received $4,035,000 on the sale of securities.  Purchases of capital equipment consumed $72,000 of cash during the nine month period ended June 30, 2009.

In the remainder of fiscal 2010, we expect capital expenditures to be approximately $50,000, primarily reflecting investments in capital equipment, tooling and information technology.

Financing Activities

For the nine month period ended June 31, 2010 we used a net of $33,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $22,000 from the issuance of stock as a result of employees exercising options.

The Company believes that its current cash and cash equivalents and cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months. However, future growth, including potential acquisitions, may require the Company to raise capital through additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include stock option accounting, accounting for income taxes, and valuation and evaluating impairment of long-lived assets and goodwill .

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2010.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the quarter ended June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

August 3, 2010	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce G. Blackey
By: Bruce G. Blackey Its: Chief Financial Officer
(Principal Financial and Accounting Officer)