Form 10-K
period 2010-09-30
Clearfield, Inc.
filed 2010-11-18
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010.

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
[  ] YES          [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[  ] YES          [X] NO

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

[  ] YES          [  ] NO

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

Large accelerated filer  [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller Reporting Company [X]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES          [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $30,023,936.

The number of shares of common stock outstanding as of November 18, 2010 was 12,020,331.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held on February 25, 2011 are incorporated by reference into Part III.

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

Description of Business

Clearfield, Inc. manufactures, markets, and sells telecommunications equipment. The Company provides a suite of modular, highly-configurable passive connectivity solutions to telecommunications service providers, as well as commercial and industrial original equipment manufacturers (“OEMs”). The Company has successfully established itself as a value-added supplier to its target market of independent telephone companies and cable television operators as well as OEMs who value a high level of engineering services as part of their procurement process. Clearfield has expanded its product offerings and broadened its customer base during the last five years.

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

Products

Clearview Cassette  The Clearview™ Cassette, introduced in November 2007, is the main building block of the FieldSmart product platform, positioning Clearfield as the only company to provide the needs of every leg of the telecommunications network with a single building block architecture. This patent-pending technology is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications. Parts can be added or removed as needed to support the environment in which it is deployed. Within the cassette, all fibers from the sub-assembly are slack stored, bend radius protected and secured against accidental physical damage from handling. A transparent design allows the user to see components inside, while the snap-together components provide access without tools for maintenance, cleaning or troubleshooting. All products which integrate a Clearview product in its design are marked as “Clearview Multiplied”.

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

FieldSmart Fiber Scalability Center (FSC)  The FieldSmart FSC  is a modular and scalable outside plant cabinet  that allow users to align their capital equipment expense with subscriber revenue. This allows rollout of FTTP services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product, with the Clearview cassette at its heart, has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

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

Clearview xPAK The Clearview xPAK, introduced in 2010, is engineered to land small port count fiber assemblies and optical components as conveniently and inexpensively as possible. Priced to allow field personnel to carry cartons of Clearview xPAK Cassettes within them, the xPAK is shipped flat and unassembled. At the deployment site, the technician will follow simple-to-follow pictorial user instructions to assemble the device to match field requirements. Integrated into the footprint of the device is an industry-compatible splicing tray, which is then surrounding with fiber protection elements that support either a 2, 4 or 6-port fiber assembly as well as a range of optical component devices. Clearview xPAK is the ideal fiber management device when up to 6 fibers are landed or an optical component device is deployed in a remote location. Clearview xPAK has been designed for deployment in inside and outside plant enclosures.

FieldSmart Small Count Delivery (SCD) The The FieldSmart SCD product line is a series of panels and wall-mount enclosures optimized for environments where a smaller number of fibers are required. Teamed with the Clearview xPAK, the FieldSmart SCD is targeted for application environments such as cell backhaul, business class service delivery, node segmentation, fiber exhaust in a field pedestal, sub-station turn-up or fiber-to-the-desk deployment.

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

Marketing and Distribution

Clearfield markets its products in the United States through a direct field sales force supported by an internal customer sales and support team.  This internal team works proactively with the outside sales force to maintain a high level of customer contact through regular communication of product availability, order processing, and status and delivery information. Clearfield works closely with its target customers to configure the Company’s product platform to the client’s unique requirements.  Our high level of customer service helps bring new products to markets with the design input from our customers and network of consulting engineering firms. To ensure we cover all markets, we leverage our internal customer support team with a combination of manufacturer representative organizations.

Competition

Competitors to the FieldSmart FxDS, FSC, FDP and SCD product lines include, but are not limited to,  Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications, a (Fujikura Ltd. of Japan), Alcatel, Inc., and Tyco Electronics, Inc. which announced its bid to acquire ADC Telecommunications, Inc. in July of 2010. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Competition for the custom fiber and copper termination services for cable assemblies is intense. Competitors range from small, family-run businesses to very large contract manufacturing facilities. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Major Customers

Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 28% and 40% of total sales for the periods ended September 30, 2010 and September 30, 2009, respectively. Power & Telephone Supply Company is a distributor and it accounted for 20% and 32% of revenue for the corresponding respective periods. MTS Systems Corporation is an end user customer and it accounted for 8% and 8% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011.  Power & Telephone Supply Company purchases our product through its standard form of purchase order.

Patents and Trademarks

As of September 30, 2010, we had one patent granted and one pending in the United States and two pending patent applications inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield®, Clearview® and FieldSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $2,677,000 as of September 30, 2010 and $1,228,334 as of September 30, 2009.

Seasonality

We are affected by the seasonal trends in the industries we serve. We typically experience sequentially lower revenues in our first and second fiscal quarters, primarily due to customer budget cycles, deployment schedules, some customer geographical concentrations as well as standard vacation and holiday calendars. Revenues usually reach a seasonal peak in our third and fourth fiscal quarters.

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

Employees

As of September 30, 2010, the Company had 136 full-time employees. We also have several part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A.	RISK FACTORS

The impact and the timing of the impact of the American Recovery and Reinvestment Act on our business are uncertain.

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

Currently, a limited portion of the funding allocated by the ARRA for these broadband/wireless initiatives has been distributed to awarded applicants.  Our customers and prospective customers may postpone projects involving telecommunications equipment such as ours until the availability and amount of stimulus funds for a particular project is known or awarded.  Accordingly, they may experience significant delays in the funding of projects through the ARRA, which, in turn, will delay their purchase of equipment for their projects.  We cannot be assured to what extent the ARRA will impact demand for our products, our results of operations or the timing of purchases by customers.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer would adversely affect us.

In fiscal years 2010 and 2009, one distributor customer accounted for 20% and 32% of our revenue, respectively.  In addition, another end-user customer accounted for 8% and 8% of our revenue in fiscal years 2010 and 2009, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers, it would have a material adverse effect on our results from operations.

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

Adverse changes in economic conditions, including the recent recession in the United States, have resulted and may continue to result in lower spending among our customers and contribute to decreased sales to our distributors and customers.  Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.  Declines in demand for our products will adversely affect our revenue. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl P. Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provides that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreement. We have key person life insurance on Ms. Beranek or Mr. Hill. Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

Clearfield leases a 30,000 square foot facility at 5480 Nathan Lane North in Plymouth, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease commenced on July 1, 2006 with rent commencing on November 1, 2006. The initial lease payment was $16,926 per month with annual increases of approximately 3.3%. Currently, our monthly rent is $19,379.  The lease expires on November 30, 2013. The lease is backed by an unconditional, irrevocable letter of credit equal to approximately five months rent. In addition, on September 1, 2010, the Company entered into a license to rent an additional 7,338 square feet of adjacent warehouse space for $9,175 for the five month period ending February 28, 2011, with an option to extend month to month through to August 31, 2011.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Our common stock is traded on The Nasdaq Global Market system of The Nasdaq Stock Market LLC under the symbol “CLFD.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2010	High	Low
Quarter ended December 31, 2009	$4.90	$2.03
Quarter ended March 31, 2010	$3.48	$1.93
Quarter ended June 30, 2010	$2.95	$2.32
Quarter ended September 30, 2010	$2.98	$2.25

Fiscal Year Ended September 30, 2009	High	Low
Quarter ended December 31, 2008	$1.30	$0.75
Quarter ended March 31, 2009	$1.31	$1.00
Quarter ended June 30, 2009	$2.00	$1.09
Quarter ended September 30, 2009	$5.52	$1.52

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 318 holders of record of our common stock as of September 30, 2010.

Dividends

We have never paid cash dividends on our common stock. We do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2010 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Equity compensation plans approved by security holders
2007 Stock Compensation Option Plan	1,056,000	$1.42	316,000
Stock Option Plan for Non Employee Directors	82,500	$1.12	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,138,500	$1.40	316,000

Issuer Repurchases

We did not purchase any shares of our common stock during the fiscal year ended September 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business: The Company focuses on highly configurable products for telecommunications customers, primarily related to cabling management requirements of the fiber-to-the-premises (FTTP) marketplace and the design, manufacture, distribution, and marketing of a variety of fiber optics and copper components to the data communication and telecommunication industries.  The Companies primary manufactured products include standard and custom fiber optic cable assemblies, copper cable assemblies, OSP cabinets, value–added fiber optics frames, panels and modules.

Critical Accounting Policies: In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income or loss from operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

•	Stock option accounting;
•	Accounting for income taxes; and
•	Valuation and evaluating impairment of long-lived assets and goodwill.

Stock-Based Compensation We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the fair value of stock options award on the date of grant. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by management assumptions regarding a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected life of the award, which is based in part upon actual and projected employee stock option exercise behaviors.

The expected terms of the options and employee stock purchase plan rights are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. If factors change, we may employ different assumptions in the calculation of compensation expense and the compensation expense recorded for future periods may differ significantly from the expense recorded in the current period.

Income Taxes We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, under which the amount of deferred income taxes is determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

As of September 30, 2010 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $32,289,000 and $23,033,000, respectively, which expire in fiscal years 2020 to 2028. In fiscal 2009 The Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382 as of September 30, 2009.

At September 30, 2008, all of the Company’s net deferred tax assets were offset with a valuation allowance. During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter of fiscal year 2009 resulted in a non-cash income tax benefit of approximately $2.5 million.

As part of the process of preparing our financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2011 through 2013. We determined that projecting operating results beyond 2013 involves substantial uncertainty and we discounted forecasts beyond 2013 as a basis to support our deferred tax assets.  Based upon the assessment of all available evidence, the Company will release additional valuation allowance for the year ended September 30, 2010 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income.  The Company continues to record a valuation allowance of approximately $10.0 million against its remaining deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income, and tax planning strategies employed by the Company.

During the fiscal year ended September 30, 2010, the Company recorded a deferred income tax expense of $83,250 for the book and income tax basis difference in goodwill on acquisitions.  This deferred income tax expense was netted against the deferred tax benefit resulting from the reduction in the valuation allowance.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior 1994.  In 2007 the Company changed its fiscal year to September 30.

Impairment of long-lived assets and goodwill The Company’s long-lived assets at September 30, 2010 consisted of property and equipment. The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. The Company reviews the carrying amount of its long-lived assets annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

Determining market values using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the FTTP market.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2010 resulted in no change to goodwill from the prior period.

No impairment of long-lived assets has occurred during the years ended September 30, 2010 or September 30, 2009, respectively.

Results of Operations

Year ended September 30, 2010 compared to year ended September 30, 2009

Revenues for the fiscal year ended 2010 decreased 2% to $24,367,000 from revenue of $24,944,000 in 2009. This change is attributable to the weak economic climate in the first half of fiscal 2010 and continuing delays in awards to customers under the American Recovery and Reinvestment Act (ARRA), that was partially offset by increasing sales in the second half of fiscal 2010 that benefited from the Company’s customers beginning receiving awards under the ARRA and strong summer deployments.

Revenues in fiscal year 2010 to commercial data networks and broadband service providers were 86% of sales, or $21,049,000, while revenues associated with contract manufacturing for original equipment manufacturers outside of the telecommunications market were 14% of sales, or $3,318,000, for fiscal 2010.  For fiscal 2009, revenues to commercial data networks and broadband service providers were also 86% of sales, or $21,390,000, while revenues associated with contract manufacturing for original equipment manufacturers outside of the telecommunications market were 14% of sales, or $3,555,000.

Gross margin increased from 35.6% in 2009 to 37.5% in 2010 resulting in a gross profit of $9,138,000 in 2010 as compared to $8,871,000 in 2009, an increase of $267,000 or 3%. The 1.9% increase in gross margin is attributable to the results of on-going programs to reduce the cost of products through a combination of new product introduction, process improvement, global sourcing of components and supply chain partnerships with non U.S. manufacturing organizations.

Selling, general and administrative expense increased 5%, or $354,000, from $7,629,000 for 2009 to $8,014,000 for 2010. This increase reflects a continuing investment in sales, marketing, product management, and product engineering coupled with expense associated with performance-based compensation that we believe contribute to both sales and profitability.

Income from operations for 2010 was $1,123,000 compared to $1,211,000 for 2009, a reduction of 7% or $88,000.  This change is attributable to reduced revenue and increased operating expenses.

Interest income in fiscal 2010 improved to $143,000 in fiscal year from $125,000 in fiscal year 2009.  This increase is attributable to the transition from money market investments from early 2009 to FDIC backed bank certificates of deposit in late 2009 and early 2010.

Interest expense decreased from $6,000 in 2009 to $1,000 in 2010. The interest is attributable to financing associated with the enterprise information system installed during 2007 and 2008. These notes were paid in full on June 23, 2010.

Other income decreased from $82,000 in 2009 to $36,000 in 2010. This consists of lease income on the Company’s Aberdeen, South Dakota facility. In March 2009, the tenant defaulted on the lease by failure to pay rent. We terminated the lease with our tenant as of April 2009. As a consequence of the lease termination we recorded as income the amount of $43,000 in 2009 previously recorded as an accrual, which would have resulted in a reduced sale price to the tenant, per the lease agreement. We are currently leasing the facility on a month-to-month basis with the same tenant.

Income tax expense for fiscal 2010 was $121,000 reflecting amortization of goodwill which is deferred, federal alternative minimum tax, and various state taxes in the amount of $3,800. Income tax benefit for 2009 was $2,372,000 which reflects the recognition of a deferred tax asset (DTA). The DTA is $2,464,000 and is offset by tax amortization of goodwill of $65,000, which is deferred, tax expense for federal alternative minimum tax of approximately $20,000 and various state taxes in the amount of $7,000. Net income for fiscal year 2010 was $1,181,000 or $0.10 per share for basic and $0.09 for diluted compared to $3,785,000 or $0.32 per share for basic and $0.31 per diluted share for the year 2009.

Liquidity and Capital Resources

As of September 30, 2010, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $7,051,000, compared to $6,840,000, at September 30, 2009. Our excess cash is invested in certificates of deposit backed by the FDIC. We have no long-term debt obligations at September 30, 2010.

Operating Activities

Net cash generated from operations for the twelve months ended September 30, 2010 totaled $629,000. This was primarily due to our net income of $1,181,000, depreciation of $498,000, and stock-based compensation of $168,000. This was offset by an increase in accounts receivable of $521,000, an increase in inventory of $358,000 and a reduction in accounts payable of $432,000.

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

Investing Activities

For the twelve months ended September 30, 2010, we purchased $453,000 of manufacturing and IT equipment and software. During the same period we purchased $2,479,000 of FDIC-backed certificates of deposit and sold approximately $2,427,000 of securities most of which were available-for-sale securities. In addition we received proceeds of $435,336 from the payoff of the note from Anil Jain. The result is a net decrease in cash from investing activities of $92,000. The Company intends to continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability.

For the twelve months ended September 30, 2009, we purchased $181,000 of manufacturing and IT equipment and software. During the same period we purchased $6,503,000 of FDIC-backed certificates of deposit and sold approximately $4,962,000 of securities most of which were available-for-sale securities. The result is a net increase in cash from investing activities of $1,722,000.

Financing Activities

For the twelve months ended September 30, 2010, we used $33,000 to make scheduled debt principal payments principally associated with the financing of our IT systems. We received $50,000 from the issuance of stock from the exercise of employee stock options. The net cash received from financing activities totaled $16,000.

For the twelve months ended September 30, 2009, we used $62,000 to make scheduled debt principal payments principally associated with the financing of our IT systems. We received $91,000 from the issuance of stock from the exercise of employee stock options. The net cash received from financing activities totaled $29,000.

The Company has current cash and cash equivalents and investments all with a maturity of less than three years that total $10,287,000 we believe this provides a strong financial position and along with cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, as well as potential future strategic transactions. However, future growth, organically or through acquisition, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recent Accounting Pronouncements:

In April 2009, the FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement, which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased. Based on the guidance in ASC No. 820-10-35, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance in ASC No. 820-10-35 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Our adoption of this guidance had no impact on our financial statements.

In June 2009, the FASB issued new standards on variable interest entities (VIE), as codified in 810-10, which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The Company is required to complete ongoing reassessments of the primary beneficiary of a VIE and will be required by the Company effective October 1, 2010. The adoption did not have a material effect on our financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2009 and 2010 was as follows:

	Quarter Ended
Statement of Operations Data	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009

Net revenue	$5,933,287	$5,232,604	$7,160,039	$6,618,907
Gross profit	2,014,208	1,818,152	2,684,466	2,354,194
Net income	217,487	131,049	587,020	2,849,533
Net income per share, Basic	$0.02	$0.01	$0.05	$0.24
Diluted	0.02	0.01	0.05	0.23

	Quarter Ended
Statement of Operations Data	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net revenue	$4,942,667	$4,724,766	$6,778,193	$7,921,129
Gross profit	1,701,708	1,733,376	2,603,195	3,099,254
Net income (loss)	(159,681)	(108,370)	629,013	819,992
Net income per share, Basic	$(0.01)	$(0.01)	$0.05	$0.07
Diluted	(0.01)	(0.01)	0.05	0.07

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. (a Minnesota corporation) as of September 30, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Minneapolis, Minnesota
November 18, 2010

CLEARFIELD, INC.
BALANCE SHEETS

	September 30, 2010	September 30, 2009
Assets
Current Assets
Cash and cash equivalents	$5,285,719	$4,731,735
Short-term investments	1,764,868	2,108,566
Accounts receivable, net	3,244,379	2,723,414
Inventories	1,512,306	1,153,862
Other current assets	129,079	180,635
Total current assets	11,936,351	10,898,212

Property, plant and equipment, net	1,273,107	1,319,492

Other Assets
Long-term investments	3,236,163	2,840,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,145,362	2,231,990
Other	176,368	176,368
Patents	23,099	-
Notes receivable	-	392,186
Total other assets	8,151,503	8,211,055
Total Assets	$21,360,961	$20,428,759

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long term debt	$-	$33,081
Accounts payable	1,188,261	1,212,541
Accrued compensation	765,181	1,159,245
Accrued expenses	82,867	88,139
Total current liabilities	2,036,309	2,493,006

Deferred rent	78,585	87,942
Total Liabilities	2,114,894	2,580,948

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares: no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares authorized, no shares issued or outstanding	-	-
Common stock, 50,000,000 shares authorized, $ .01 par value; 12,015,331 and 11,974,631 shares issued and outstanding at September 30, 2010 and 2009, respectively	120,153	119,746
Additional paid-in capital	52,589,034	52,372,139
Accumulated deficit	(33,463,120)	(34,644,074)
Total shareholders’ equity	19,246,067	17,847,811
Total Liabilities and Shareholders’ Equity	$21,360,961	$20,428,759

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF OPERATIONS

	Year Ended September 30,	Year Ended September 30,
	2010	2009

Net revenues	$24,366,755	$24,944,837

Cost of sales	15,229,222	16,073,817

Gross profit	9,137,533	8,871,020

Operating expenses
Selling, general and administrative	8,014,121	7,628,495
Loss on disposal of assets	-	31,144
	8,014,121	7,659,639

Income from operations	1,123,412	1,211,381

Interest income	143,469	124,922
Interest expense	(820)	(5,676)
Other income	36,351	81,810
	179,000	201,056
Income before income taxes	1,302,412	1,412,437

Income tax expense (benefit)	121,458	(2,372,472)
Net income	$1,180,954	$3,784,909

Net income per share Basic	$0.10	$0.32
Net income per share Diluted	$0.09	$0.31

Shares used in calculation of net income per share:
Basic	11,992,449	11,941,116
Diluted	12,449,955	12,046,059

The accompanying notes are an integral part of these financial statements.

CLEARFILD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	Income (loss)	equity
Balance at September 30, 2008	11,938,131	$119,381	$52,166,219	$(38,428,983)	$(264,000)	$13,592,617
Stock-based compensation expense	-	-	115,218	-	-	115,218
Exercise of stock options	36,500	365	90,702	-	-	91,067
Other comprehensive income	-	-	-	-	264,000	264,000
Net income	-	-	-	3,784,909	-	3,784,909
Comprehensive income	-	-	-	-	-	4,048,909
Balance at September 30, 2009	11,974,631	$119,746	$52,372,139	$(34,644,074)	$-	$17,847,811
Stock-based compensation expense		-	167,725	-	-	167,725
Exercise of stock options	40,700	407	49,170	-	-	49,577
Net income	-	-	-	1,180,954	-	1,180,954
Comprehensive income	-	-	-	-	-	1,180,954
Balance at September 30, 2010	12,015,331	$120,153	$52,589,034	$(33,463,120)	$-	$19,246,067

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS

	Year ended September 30,	Year ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,180,954	$3,784,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	498,014	434,499
Deferred income taxes	86,628	(2,389,982)
Loss on sale of assets	-	31,144
Stock-based compensation expense	167,725	115,218
Changes in operating assets and liabilities:
Accounts receivable, net	(520,965)	(189,967)
Inventories	(358,444)	934,907
Prepaid expenses and other assets	8,406	(24,631)
Accounts payable and accrued expenses	(432,973)	(605,454)
Net cash provided by operating activities	629,345	2,090,643

Cash flows from investing activities:
Purchases of property and equipment	(452,675)	(180,933)
Purchase of investments	(2,479,465)	(6,502,625)
Proceeds from sale of equipment	1,046	-
Patent additions	(23,099)	-
Sale of investments	2,427,000	4,962,000
Proceeds from notes receivable	435,336	-
Net cash used in investing activities	(91,857)	(1,721,558)

Cash flows from financing activities:
Payment of long-term debt	(33,081)	(62,126)
Proceeds from issuance of common stock	49,577	91,067
Net cash provided by financing activities	16,496	28,941
Increase in cash and cash equivalents	553,984	398,026
Cash and cash equivalents at beginning of year	4,731,735	4,333,709
Cash and cash equivalents at end of year	$5,285,719	$4,731,735
Supplemental cash flow information: Cash paid during the year for:
Interest	$820	$5,676
Income Taxes	26,802	17,510

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2010 and 2009 respectively consist entirely of short-term money market accounts.  Cash equivalents are stated at cost, which approximates fair value.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. No cash was in foreign financial institutions as of September 30, 2010.

Investments: The Company currently invests its excess cash in bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are valued at cost which approximates fair value. The maturity dates of our CD’s at September 30, 2010 are as follows:

Less than one year	$1,764,868
1-3 years	3,236,163
Total	$5,001,031

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable:  Credit is extended based on the evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The following table illustrates balances and activity for fiscal years 2010 and 2009:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
September 30, 2010	$91,110	$6,840	$-	$97,950
September 30, 2009	69,382	24,089	2,361	91,110

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates the first-in, first-out method) or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30,	September 30,
	2010	2009
Raw materials	$1,289,869	$873,439
Work-in-process	26,233	23,031
Finished goods	196,204	257,392
	$1,512,306	$1,153,862

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

Years
Building	20
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Property, plant and equipment consist of the following at:

	September 30,	September 30,
	2010	2009
Land	$56,195	$56,195
Building	1,679,424	1,679,424
Manufacturing Equipment	867,312	719,167
Office Equipment	1,651,496	1,357,811
Leasehold Improvements	200,257	195,383
	4,454,684	4,007,980
Less accumulated depreciation and amortization	3,181,577	2,688,488
	$1,273,107	$1,319,492

Depreciation and amortization expense	$498,014	$434,499

Goodwill: The Company analyzes its goodwill testing for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the Fiber-To-The-Premise market. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2010 resulted in no change to goodwill from the prior period.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The weighted average fair value of options granted during for the year ended September 30, 2010 and 2009 are $1.75 and $0.44. If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current periods.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Common stock options to purchase 1,138,500 and 999,700 shares of common stock with a weighted average exercise price of $1.40 and $1.08 were outstanding during the years ended September 30, 2010 and 2009.

At September 30, 2010 and at September 30, 2009 there were stock options with exercise prices greater than the average market price of the common shares of the period.

Weighted average common share outstanding for the years ended September 30, 2010 and 2009 were as follows:

Year ended September 30,	2010	2009
Numerator for basic net income	$1,180,954	$3,784,909
Denominator for basic net income per share –weighted average shares	11,942,449	11,941,116
Effect of dilutive securities:
Stock options	457,506	104,943
Denominator for diluted net income per share – adjusted weighted average shares	12,449,955	12,046,059

Accumulated Other Comprehensive Loss: Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments. The changes in the components of other comprehensive income (loss) are composed of the valuation allowance associated with the Auction Rate Securities (ARS) the company held and was subsequently able to sell back to the broker, see the investments policy under Note A to the financial statements.

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

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued new standards on fair value measurements as codified in ASC 820-10. This standard establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of fiscal 2009 for financial assets and liabilities and the adoption did not have a material impact on our financial statements. We will adopt this standard at the beginning of fiscal 2010 for non-financial assets and liabilities and do not expect it to have a material effect on our financial statements.

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

The following is a summary of the outstanding debt. In fiscal 2010 the company made the final payments on its capital lease. As of September 30, 2010 the Company has no long term liabilities. As of September 30, 2009 the Company had long term liabilities totaling $33,081.

NOTE C  –  COMMITMENTS AND FACILITIES

Plymouth Facility:  The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations. This operating lease expires November 30, 2013 The Company also leases various pieces of office equipment. For the years ended September 30, 2010 and 2009, rent and common area expense was $337,000 and $327,000 respectively. The following is a schedule of approximate minimum rent payments under the operating lease for its Plymouth facility:

Year ending September 30	Operating leases
2011	262,340
2012	243,647
2013	249,480
2014	42,756
Total minimum lease payments	$792,223

Aberdeen Facility:  On August 20, 2009 the Company entered into a renegotiated lease agreement with it’ tenant for its Aberdeen, South Dakota facility. The lease is month to month. The tenant is in arrears but making partial rent payments. The Company continues to actively seek additional tenants and is evaluating other uses for the facility.

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

Stock-Based Compensation: The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

Year ended September 30	2010	2009
Expected volatility	67%	43%
Expected life (in years)	5 years	5 years
Expected dividends	0%	0%
Risk-free interest rate	2.08%	2.79%

The Company had two stock option plans which are used as an incentive for directors, officers, and other employees. The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares as opposed to treasury shares. The employee plan has 331,000 shares available for issue as of September 30, 2010. On August 19, 2010 13,000 restricted stock grants were issued to employees at a price of $2.58 per share, they vest over a three year period. As of September 30, 2010, $427,834 of total unrecognized compensation expense to non-vested awards is expected to be recognized over a weighted average period of approximately 2.19 years. The Company recorded related compensation expense for the years ended September 30, 2010 and 2009 of $167,725 and $115,208, respectively.

Option transactions under these plans during the year ended September 30, 2010 and 2009 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2008	386,700	$1.37
Granted	678,500	1.04	$0.44
Cancelled or Forfeited	(29,000)	2.12
Exercised	(36,500)	2.49
Outstanding at September 30, 2009	999,700	1.08
Granted	233,000	2.85	$1.75
Cancelled or Forfeited	(53,500)	1.34
Exercised	(40,700)	1.22
Outstanding at September 30, 2010	1,138,500	$1.40

NOTE D – SHAREHOLDERS’ EQUITY - Continued

The number of options exercisable under the Options Plans were:

Year ended	Exercisable	Weighted average exercise price
September 30, 2010	393,349	$1.09
September 30, 2009	148,540	$1.23

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
September 30, 2010	1,138,500	6.11 years	$1.40	$1,589,444
September 30, 2009	999,700	6.63 years	$1.08	$1,080,390

Employee Stock Purchase Plan: The Clearfield Corporation 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. As of September 30, 2010, the Company has withheld approximately $17,500 from employees participating in the phase that began on July 1, 2010. At September 30, 2010, all 300,000 shares of common stock were available for future purchases under the Stock Plan, as the plan will not complete a six-month phase until December 21, 2010.

NOTE  E  –  SHAREHOLDER RIGHTS PLAN

Pursuant to the Shareholder Rights Plan each share of common stock has attached to it a right, and each share of common stock issued in the future will have a right attached until the rights expire or are redeemed.  Upon the occurrence of certain change in control events, each right entitles the holder to purchase one one-hundredth of a share of Series B Junior Preferred Participating Share, at an exercise price of $80 per share, subject to adjustment.  The rights expired on November 10, 2010 and may be redeemed by the Company at a price of $.001 per right prior to the time they become exercisable.

NOTE  F  –  INCOME TAXES

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and such amount measured in accordance with tax laws.  Realization of net operating loss carry forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by ASC 740 by assessing the available positive and negative factors surrounding its recoverability.  Accordingly, the Company recorded a full valuation allowance at September 30, 2008.  For the year ended September 30, 2009, the Company  reduced the portion of the valuation allowance related to our net operating loss carryforwards (NOL’s) and other deferred tax assets that we believe are more likely than not to be realized based upon estimates of future taxable income.   The Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance for the year ended September 30, 2009 resulted in a non-cash income tax benefit of approximately $2.5 million.

Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2011 through 2013. We determined that projecting operating results beyond 2013 involves substantial uncertainty and we discounted forecasts beyond 2013 as a basis to support our deferred tax assets. Based upon the assessment of all available evidence, the Company will release additional valuation allowance for the year ended September 30, 2010 in an amount in which the tax benefit generated offsets  the  tax provision to be realized from current year estimated taxable income.  The Company continues to record a valuation allowance of approximately $10.0 million, of which $213,000 is short term and $9,750,000 is long-term, against its remaining deferred tax assets. The Company will continue to assess annually, or an interim basis if circumstances warrant, the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

NOTE  F  –  INCOME TAXES   – continued

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
	2010	2009
Current deferred income tax assets (liabilities):
Inventories	$133,182	$118,247
Accrued expenses and reserves	120,017	109,392
Prepaid expenses	(40,697)	(42,168)
	212,502	185,471
Valuation allowance	(212,502)	(185,471)
Net current deferred tax asset	$-	$-

Long-term deferred income tax assets (liabilities):
Intangibles	$23,455	$24,901
Property and equipment depreciation	295,498	258,325
Net operating loss carry forwards and credits	11,833,662	11,257,970
Stock based compensation	32,503	15,872
Accrued expenses and reserves	28,673	31,624
Goodwill	(318,656)	(232,010)
	11,895,135	11,356,682
Valuation allowance	(9,749,773)	(9,124,692)
Net long-term deferred tax asset	$2,145,362	$2,231,990

As of September 30, 2010, the Company had U.S. federal and state net operating loss (NOL) carry forwards of approximately $32,289,000 and $23,033,000 respectively which expire in fiscal years 2020 to 2028. The Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards in 2009 and determined then that all of the company’s loss carry-forwards are utilizable and not restricted under Section 382.

NOTE  F  –  INCOME TAXES   – continued

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following periods ended:

	September 30,	September 30,
	2010	2009
Federal statutory rate	34%	34%
State income taxes	2%	2%
Permanent differences	5%	3%
Change in state tax rate effect on deferreds	-%	55%
Change in valuation allowance	(32%)	(262%)
Tax rate	9%	(168%)

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30,	September 30,
	2010	2009
Current:
Federal	$17,097	$19,598
State	15,509	6,824
	32,606	26,422
Deferred:
Federal	998,162	(355,833)
State	(1,563,647)	1,791,578
	(565,485)	1,435,745
Valuation allowance	654,337	(3,834,639)
Income tax expense (benefit)	$121,458	$(2,372,472)

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits. The Company did not recognize any interest or penalties during the years ended September 30, 2010 or 2009.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior 1994. The Company changed its fiscal year in 2007 to September 30.

NOTE  G  –  CONCENTRATIONS

Suppliers:   The Company purchases critical components for our products, including injected molded parts and connectors from third parties, some of whom are single- or limited-source suppliers. If any of our suppliers are unable to ship critical components, we may be unable to manufacture and ship products to our distributors or customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

Customers: Two customers, Power & Telephone Supply Company and MTS Systems Corporation, comprised approximately 28% and 41% of total sales for the periods ended September 30, 2010 and September 30, 2009, respectively. Power & Telephone Supply Company is a distributor and it accounted for 20% and 33% of revenue for the corresponding respective periods. MTS Systems Corporation is an end use customer and it accounted for 8% and 8% of revenues for the corresponding respective periods. MTS Systems Corporation purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011.  Power & Telephone Supply Company purchases our product through its standard form of purchase order.

NOTE  H  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees.  The Company matches 50% of the first 6% of the employee’s salary that was contributed by the employee to the plan.  The Company’s contributions under this plan were $175,973 and $170,950 for the years ended September 30, 2010 and September 30, 2009.

NOTE  I – CERTAIN RELATIONSHIPS AND TRANSACTIONS

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

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference to Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to Company’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to Company’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed.

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
Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
4.1	Share Rights Agreement dated October 23, 2000 by and between the Registrant and Wells Fargo Bank Minnesota NA as Rights Agent	Exhibit 1 to the Registration Statement on Form 8-A filed November 8, 2000
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	1997 Stock Compensation Plan	Annex 1 to the Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders held on August 15, 2001 as filed on July 19, 2001
*10.3	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.4	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.5	Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.6	2007 Stock Compensation Plan, as amended	Exhibit 10.15 to Registrant’s Registration Statements on Form S-8 (SEC File Nos. 333-136828 and 333-151504)

Number	Description	Incorporated by Reference to
10.7	Amended and Restated Agreement Regarding Employment/Compensation Upon Change In Control dated September 15, 2005 by and between APA Enterprises, Inc. and Anil K. Jain	Exhibit 10.16 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.8	Supplemental Separation Agreement dated June 28, 2007 by and between APA Enterprises, Inc. and Anil K. Jain	Exhibit 10.17 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.9	Promissory Note dated June 28, 2007 by Photonics International, Inc. as maker and APA Enterprises as holder in the principal sum of $500,000	Exhibit 10.19 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.10	Unconditional and Continuing Guaranty dated June 28, 2007 by Anil K. Jain in favor of APA Enterprises, Inc.	Exhibit 10.20 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.11	Stock Pledge Agreement dated June 28, 2007 by Anil K. Jain in favor of APA Enterprises, Inc.	Exhibit 10.21 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.12	Separation Payments Pledge Agreement dated June 28, 2007 by and between Anil K. Jain and APA Enterprises, Inc.	Exhibit 10.22 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.13	Agreement to Provide Additional Collateral dated June 28, 2007 by and between Anil K. Jain and APA Enterprises, Inc.	Exhibit 10.23 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.14	Non-Compete Agreement dated June 28, 2007 by and among others, Anil K. Jain, and APA Enterprises, Inc.	Exhibit 10.24 to Registrant’s Current Report on for 8-K dated June 29, 2007
10.15	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on for 8-K dated December 16, 2008
10.16	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on for 8-K dated December 16, 2008
10.17	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Exhibit 10.28 to Registrant’s Registration Statement on Form S-8 (SEC File Nos. 333-166495)
23.1	Consent of Grant Thornton LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**

Number	Description	Incorporated by Reference to
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**

 *  Indicates a management contract or compensatory plan or arrangement.
** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 18, 2010	By /s/ Cheryl P. Beranek
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

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer )	November 18, 2010
/s/ Bruce G. Blackey Bruce G. Blackey	Chief Financial Officer (principal financial and accounting officer)	November 18, 2010
/s/ Ronald G. Roth Ronald G. Roth	Director	November 18, 2010
/s/ John G. Reddan John G. Reddan	Director	November 18, 2010
/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	November 18, 2010
/s/ Donald R. Hayward Donald R. Hayward	Director	November 18, 2010
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 18, 2010