Form 10-Q
period 2010-12-31
Clearfield, Inc.
filed 2011-02-01
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

[ X ] YES     [   ] NO

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

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] YES     [ X ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 31, 2011
Common stock, par value $.01	12,044,173

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED
	December 31, 2010	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$6,971,695	$5,285,719
Short-term investments	2,166,000	1,764,868
Accounts receivable, net	2,319,334	3,244,379
Inventories	1,605,255	1,512,306
Other current assets	126,034	129,079
Total current assets	13,188,318	11,936,351

Property, plant and equipment, net	1,215,634	1,273,107

Other Assets
Long-term investments	2,800,163	3,236,163
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,124,257	2,145,362
Other	176,368	176,368
Patents	23,099	23,099
Total other assets	7,694,398	8,151,503
Total Assets	$22,098,350	$21,360,961

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,104,479	1,188,261
Accrued compensation	978,629	765,181
Accrued expenses	86,626	82,867
Total current liabilities	2,169,734	2,036,309

Deferred rent	74,852	78,585
Total Liabilities	2,244,586	2,114,894

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $ .01 par value; 12,040,173 and 12,015,331, shares issued and outstanding at December 31, 2010 and September 30, 2010	120,402	120,153
Additional paid-in capital	52,695,324	52,589,034
Accumulated deficit	(32,961,962)	(33,463,120)
Total Shareholders’ Equity	19,853,764	19,246,067
Total Liabilities and Shareholders’ Equity	$22,098,350	$21,360,961

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended
	December 31,
	2010	2009

Revenues	$7,246,669	$4,942,667

Cost of sales	4,280,716	3,240,959

Gross profit	2,965,953	1,701,708

Operating expenses
Selling, general and administrative	2,459,319	1,889,615

Income (loss) from operations	506,634	(187,907)

Other income (expense)
Interest income	29,508	38,056
Interest expense	-	(584)
Other income	500	14,515
	30,008	51,987
Income (loss) before income taxes	536,642	(135,920)

Income tax expense	35,484	23,761

Net income (loss)	$501,158	$(159,681)

Net income (loss) per share:
Basic	$.04	$(.01)
Diluted	$.04	$(.01)

Weighted average shares outstanding:
Basic	12,019,289	11,977,266
Diluted	12,629,943	11,977,266

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Three Months Ended December 31,
	2010	2009
Cash flow from operating activities
Net income (loss)	$501,158	$(159,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,236	114,425
Deferred taxes	21,105	22,245
Stock based compensation	58,287	40,817
Changes in operating assets and liabilities:
Accounts receivable, net	925,045	983,693
Inventories	(92,949)	(87,452)
Prepaid expenses and other	3,045	(26,108)
Accounts payable and accrued expenses	120,342	(1,101,765)
Net cash provided by operating activities	1,641,269	(213,826)

Investing activities
Purchases of property and equipment	(38,413)	(50,696)
Purchase of investments	(160,659)	(1,356,000)
Proceeds from maturities of investments	195,527	1,275,000
Net cash used in investing activities	(3,545)	(131,696)

Financing activities
Repayment of long-term debt	-	(16,366)
Proceeds from issuance of common stock under employee stock purchase plan	37,722	-
Proceeds from issuance of common stock	10,530	5,442
Net cash provided (used) by financing activities	48,252	(10,924)

Increase (decrease) in cash and cash equivalents	1,685,976	(356,446)

Cash and cash equivalents, beginning of period	5,285,719	4,731,735

Cash and cash equivalents, end of period	$6,971,695	$4,375,289

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the first quarter of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

	Three Months Ended December 31
	2010	2009
Net income (loss) per common share — basic:
Net income (loss)	$501,158	$(159,681)
Weighted average shares outstanding basic	12,019,289	11,977,266
Net income (loss)per common share - basic	$0.04	$(0.01)

Net income (loss) per common share — diluted
Net income (loss)	501,158	(159,681)
Weighted average shares outstanding	12,019,289	11,977,266
Dilutive impact of common stock equivalents outstanding	610,654	-
Weighted average shares outstanding-diluted	12,629,943	11,977,266
Net income (loss)per common share — diluted	$0.04	$(0.01)

Note  3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments. These investments in CD’s are classified as held to maturity and are at cost. The maturity dates of our CD’s at December 31, 2010 are as follows:

Less than one year	$2,166,000
1-3 years	2,800,163
Total	$4,966,163

Note 4.  Stock Based Compensation

The Company recorded $58,287 of compensation expense related to current and past option grants, restricted stock grants and the Company’s 2010 Employee Stock Purchase Plan (for which the first contribution period was July 1, 2010 to December 31, 2010)  for the three month periods ended December 31, 2010  The Company recorded $40,817 of compensation expense related to current and past option grants and for the three month period ended December 31, 2009. .  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of December 31, 2010, $384,046 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.91 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended December 31, 2010 and 2009, respectively

During the three-month period ended December 31, 2010, the Company granted key employees incentive stock options to purchase an aggregate of 5,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.00 with a fair value of $1.92 per share.

During the three-month period ended December 31, 2009, the Company granted key employees incentive stock options to purchase an aggregate of 85,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.30 with a fair value of $1.96 per share.

The weighted-average fair values at the grant date for options issued during the three months ended December 31, 2010 and 2009 were $1.92 and $1.96, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	74.17%	70.52%
Average risk-free interest rate	1.58%	2.20%
Expected life	6 years	5 years
Vesting period	3 years	3 years

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

Employee Stock Purchase Plan

Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) adopted on February 25, 2010, allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the first contribution phase that ended on December 31, 2010, employees purchased 17,710 shares at a price of $2.13 per share. After the employee purchase on December 31, 2010, 282,290 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	December 31, 2010	September 30, 2010
Raw materials	$1,394,406	$1,289,869
Work-in-progress	34,168	26,233
Finished goods	176,681	196,204
	$1,605,255	$1,512,306

Note 6.  Major Customer Concentration

One customer, Power & Telephone Supply Company (Power & Tel), a distributor, comprised 27% of total sales for the period ended December 31, 2010. As a distributor, Power & Tel serves as a reseller of our product to a range of Tier 2 and Tier 3 telco carriers as well as cable service operators. Two customers, Power & Tel and MTS Systems Corporation (MTS), who purchases contract manufacturing services from Clearfield for its copper connectivity requirements, comprised 28% of total sales for the period ended December 31, 2009.

MTS purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011. Power & Tel purchases our product through its standard form of purchase order.

At December 31, 2010, one customer, Power & Tel, accounted for 29% of accounts receivable.  At December 31, 2009, Power & Tel and MTS collectively accounted for 23% of accounts receivable.

Note 7. Goodwill and Patents

The Company analyzes its goodwill testing for impairment annually or at an interim period when events occur the result of the analysis performed in the fourth fiscal quarter ended September 30, 2010 did not indicate an impairment of goodwill.  The Company will analyze goodwill more frequently should changes in events or circumstances occur. During the quarter ended December 31, 2010, there were no triggering events that indicate impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country these legal costs are amortized using the straight-line method over their remaining estimated lives, not exceeding 17 years. The Company has three patents pending with the U.S. Patent Office and in foreign countries.

Note 8. Income Taxes

We recorded a provision for income taxes of $35,000 and $24,000, for the three months ended December 31, 2010 and 2009 respectively.  Our tax provision includes estimated federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions. As a result of year-to-date taxable income, the Company incurred current tax expense of approximately $217,000.  This tax expense is being offset by a similar amount of tax benefit as a result of reduction in valuation allowance during the quarter after considering current financial condition, and potential future taxable income.

As of September 30, 2010 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $30,289,000 and $23,033,000, respectively, which expire in fiscal years 2020 to 2028. In fiscal 2009 The Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382.

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

During the fourth quarter of fiscal year 2009, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million.  Our future potential taxable income was evaluated based primarily on anticipated operating results from fiscal years 2011 through 2013.  We determined that projecting operating results beyond 2013 involves substantial uncertainty and we discounted forecasts beyond 2013 as a basis to support our deferred tax assets.  Based upon the assessment of all available evidence, the Company released additional valuation allowance for the year ended September 30, 2010 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income. At September 30, 2010 the Company recorded a valuation allowance of approximately $10 million against its remaining deferred tax assets. We will continue to assess the assumptions we used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense. For the three months ended December 31, 2010, the Company has reduced its valuation allowance by approximately $217,000.

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

New Accounting Pronouncements

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

In June 2009, the FASB issued new standards on variable interest entities (VIE), as codified in 810-10, which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The Company would also be required to complete ongoing reassessments of the primary beneficiary of a VIE and this new accounting policy is effective October 1, 2010. The Company does not currently have any VIE and therefore this standard did not have a material effect on the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II,

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2010, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three month periods ended December 31, 2010 and 2009 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2010.

OVERVIEW

General

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 VS. THREE MONTHS ENDED DECEMBER 31, 2009

Revenues for the first fiscal quarter of 2011 ended December 31, 2010 were $7,247,000, an increase of 47% or approximately $2,304,000 from revenue of $4,943,000, for the first fiscal quarter of 2010. In addition to a strengthening economic environment, revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds). The Company saw steady to positive growth in every market segment, including telco, broadband and municipal utility as well as new projects in non-U.S. territories.  Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from private label agreements as well as distributor initiatives. Revenue gains were made throughout the product line, with an increase in sales recognized in assemblies, optical components, panels and cabinets for the inside and outside plant as well as gains in the emerging access network product offerings. Operating results for the first quarter of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Gross margin improved to 41.0% from 34.4% for comparable first quarters of fiscal 2011 and 2010. Gross profit increased from $1,702,000 to $2,966,000 for 2011 an increase of 74% or $1,264,000. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which translate into greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expenses increased 30% or $569,000 from $1,890,000 for the first quarter of 2010 to $2,459,000 for the first quarter of 2011. This increase is composed of annual compensation adjustments, increases in staff primarily in the sales department, and an increase in commission and performance compensation accruals.

Income from operations for the first quarter of 2011 was $507,000 compared to a loss of $188,000 for 2010, an improvement of $695,000 or 370%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the quarter ended December 31, 2010 was $30,000 compared to $38,000 for the comparable period for fiscal 2010. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash in FDIC backed bank certificates of deposit.

There was no interest expense for the quarter ended December 31, 2010 compared to $684 for the comparable period for fiscal 2010. Interest for 2010 was attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $500 and $15,000 for the quarters ended December 31 of 2010 and 2009, respectively. This is attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $35,000 and $24,000 for the quarters ended December 31 of 2010 and 2009, respectively. Tax expenses related to goodwill were $21,000 and $22,000 respectively for the corresponding quarters. The balance was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the first quarter of fiscal 2011 ended December 31, 2010 was $501,000, or $0.04 basic and diluted share. For the first quarter of fiscal 2010 ended December 31, 2009 the Company reported a net loss of $160,000, or $0.01 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $9,138,000 at December 31, 2010 compared to $7,051,000 at September 30, 2010.  Our long term-investments are invested in bank certificates of deposit (CD) that are backed by the FDIC and in bank money market accounts also backed by the FDIC. The Company expects to fund operations with its working capital which is the combination of cash flow from operations, accounts receivable and inventory which is managed to meet customer demand.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at December 31, 2010, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities for the three months ended December 31, 2010 totaled $1,642,000. This was primarily due to our net income of $501,000, depreciation of $105,000, deferred taxes of $21,000, stock based compensation of $58,000, and an increase in accounts receivable of $925,000 and accounts payable of $120,000. This was offset by an increase in inventories of $92,000. The increase in accounts receivable reflects an overall increase in revenues.

Net cash used by operations for the three months ended December 31, 2009 totaled $214,000, this was primarily due to net loss of $160,000 and a decrease in accounts payable and accrued expenses of $1,102,000 due to decreased inventory purchases and annul bonus payouts, and an increase in inventories of $87,000. This was offset by depreciation of $114,000, deferred taxes of $22,000, stock-based compensation of $41,000 and a decrease in accounts receivable of $ 984,000.

Investing Activities

We invest our excess cash in money market accounts and bank CD’s in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC. During the three month period ended December 31, 2009 we used cash to purchase $161,000 of securities and received $195,000 on CD’s that have matured.  Purchases of capital equipment and information technology equipment consumed $38,000 of cash.

During the three month period ended December 31, 2009 we used cash to purchase $1,356,000 of securities and received $1,275,000 on CD’s that have matured.  Purchases of capital equipment and information technology equipment consumed $51,000 of cash.

Financing Activities

For the three month period ended December 31, 2010 we received $ 38,000 from employee’s participation and purchase of stock through our ESPP and $11,000 from the issuance of stock as a result of employees exercising options.

For the three month period ended December 31, 2009 we used a net of $16,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $5,000 from the issuance of stock as a result of employees exercising options.

At quarter end, Clearfield had no debt and $11,938,000 in cash and investments, up $1,651,000 from $10,287,000 from fiscal year end September 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock-based compensation, deferred tax asset valuation allowances, accruals for uncertain tax positions, and impairment of goodwill and long-lived assets.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2010.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements that have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a0 and 15d-14(a) of the Exchange Act

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

CLEARFIELD, INC.

February 1, 2011	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce G. Blackey
By: Bruce G. Blackey Its: Chief Financial Officer
(Principal Financial and Accounting Officer)