Form 10-Q
period 2011-03-31
Clearfield, Inc.
filed 2011-04-29
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 [  ]  YES      [  ]  NO

Indicate by check mark whether the registrant is a “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ]  YES     [ X ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2011
Common stock, par value $.01	12,065,501

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31, 2011	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$7,399,767	$5,285,719
Short-term investments	2,550,000	1,764,868
Accounts receivable, net	2,982,733	3,244,379
Inventories	1,813,708	1,512,306
Assets held for sale	639,160	-
Other current assets	259,626	129,079
Total current assets	15,644,994	11,936,351

Property, plant and equipment, net	611,380	1,273,107

Other Assets
Long-term investments	1,984,163	3,236,163
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,103,151	2,145,362
Other	176,368	176,368
Patents	23,099	23,099
Total other assets	6,857,292	8,151,503
Total Assets	$23,113,666	$21,360,961

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,402,957	1,188,261
Accrued compensation	1,125,262	765,181
Accrued expenses	55,399	82,867
Total current liabilities	2,583,618	2,036,309

Deferred rent	71,119	78,585
Total Liabilities	2,654,737	2,114,894

Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,053,192 and 12,015,331, shares issued and outstanding at March 31, 2011 and September 30, 2010	120,532	120,153
Additional paid-in capital	52,767,872	52,589,034
Accumulated deficit	(32,429,475)	(33,463,120)
Total Shareholders’ Equity	20,458,929	19,246,067
Total Liabilities and Shareholders’ Equity	$23,113,666	$21,360,961

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Revenues	$7,119,564	$4,724,766	$14,366,233	$9,667,433

Cost of sales	4,225,825	2,991,390	8,506,541	6,232,349

Gross profit	2,893,739	1,733,376	5,859,692	3,435,084

Operating expenses
Selling, general and administrative	2,368,299	1,864,722	4,827,618	3,754,337
Income (loss) from operations	525,440	(131,346)	1,032,074	(319,253)

Other income (expense)
Interest income	26,953	37,578	56,461	75,634
Interest expense	-	(236)	-	(820)
Other income	15,000	9,837	15,500	24,352
	41,953	47,179	71,961	99,166
Income (loss) before income taxes	567,393	(84,167)	1,104,035	(220,087)

Income tax expense	34,906	24,203	70,390	47,964

Net income (loss)	$532,487	$(108,370)	$1,033,645	$(268,051)

Net income (loss) per share:
Basic	$0.04	$(.01)	$0.09	$(0.02)
Diluted	$0.04	$(.01)	$0.08	$(0.02)

Weighted average shares outstanding:
Basic	12,047,962	11,991,544	12,033,468	11,984,238
Diluted	12,757,259	11,991,544	12,693,443	11,984,238

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2011	2010
Cash flow from operating activities
Net income (loss)	$1,033,645	$(268,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	190,341	236,597
Deferred taxes	42,211	44,490
Stock based compensation	119,894	81,283
Changes in operating assets and liabilities:
Accounts receivable, net	261,646	677,026
Inventories	(301,402)	(169,408)
Prepaid expenses and other	(130,547)	(111,055)
Accounts payable and accrued expenses	539,843	(890,418)
Net cash provided by (used in) operating activities	1,755,631	(399,536)

Cash flows from investing activities
Purchases of property and equipment	(167,774)	(234,180)
Patent additions		(10,811)
Purchase of investments	(160,659)	(1,836,000)
Proceeds from maturities of investments	627,527	1,755,000
Net cash provided by (used) investing activities	299,094	(325,991)

Cash flows from financing activities
Repayment of long-term debt	-	(33,081)
Proceeds from issuance of common stock under employee stock purchase plan	37,722	-
Proceeds from issuance of common stock upon exercise of stock options	21,601	22,437
Net cash provided by (used in) financing activities	59,323	(10,644)

Increase (decrease) in cash and cash equivalents	2,114,048	(736,171)

Cash and cash equivalents, beginning of period	5,285,719	4,731,735

Cash and cash equivalents, end of period	$7,399,767	$3,995,564

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income (loss) per common share — basic:
Net income (loss)	$532,487	$(108,370)	$1,033,645	$(268,051)
Weighted average shares outstanding basic	12,047,962	11,991,544	12,033,468	11,984,238
Net income (loss) per common share	$0.04	$(0.01)	$0.09	$(0.02)

Net income (loss) per common share — diluted
Net income (loss)	$532,487	$(108,370)	$1,033,645	$(268,051)
Weighted average shares outstanding	12,047,962	11,991,544	12,033,468	11,984,238
Dilutive impact of common stock equivalents outstanding	709,297	-	659,975	-
Weighted average shares outstanding— diluted	12,757,259	11,991,544	12,693,443	11,984,238
Net income (loss) per common share — diluted	$0.04	$(0.01)	$0.08	$(0.02)

Note  3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments. These investments in CDs are classified as held to maturity and are carried at cost. The maturity dates of our CDs at March 31, 2011 are as follows:

Less than one year	$2,550,000
1-3 years	1,984,163
Total	$4,534,163

Note 4.  Stock Based Compensation

The Company recorded $119,900 of compensation expense related to current and past option grants, restricted stock grants and the Company’s 2010 Employee Stock Purchase Plan (for which the first contribution period was July 1, 2010 to December 31, 2010)  for the six-month period ended March 31, 2011.  The Company recorded $81,283 of compensation expense related to current and past option grants for the six-month period ended March 31, 2010.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of March 31, 2011, $359,172 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.69 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the six-month periods ended March 31, 2011 and 2010, respectively.

During the six month period ended March 31, 2011, the Company granted key employees incentive stock options and granted non-employee directors non-qualified stock options to purchase an aggregate of 17,500 shares of common stock with a contractual term of 6 years, vesting terms between one and three years, a weighted average exercise price of $4.67 and a fair value of $3.29 per share.

During the six month period ended March 31, 2010, the Company granted key employees incentive stock options to purchase an aggregate of 85,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.30 with a fair value of $1.96 per share.

The weighted-average fair values at the grant date for options issued during the six months ended March 31, 2011 and 2010 were $3.29 and $1.95, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Six months ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	79.17%	68.36%
Average risk-free interest rate	2.04%	2.44%
Expected life	6 years	5-6 years
Vesting period	1-3 years	1-3 years

During the six month period ended March 31, 2011, employees exercised stock options totaling 21,764 shares, resulting in $21,601 proceeds to the Company.

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

Employee Stock Purchase Plan

Clearfield, Inc. 2010 Employee Stock Purchase Plan (ESPP) adopted on February 25, 2010, allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the first contribution phase that ended on December 31, 2010, employees purchased 17,710 shares at a price of $2.13 per share. After the employee purchase on December 31, 2010, 282,290 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	March 31, 2011	September 30, 2010
Raw materials	$1,544,366	$1,289,869
Work-in-progress	28,947	26,233
Finished goods	240,395	196,204
	$1,813,708	$1,512,306

Note 6.  Assets held for sale

The Company has been in the process of evaluating other uses for its Aberdeen, South Dakota facility for over a year.  The Company has not occupied the facility since fiscal year 2006. Previously it was determined that it was unlikely that a sale of the building would occur within twelve months and the facility was not classified as assets held for sale for accounting purposes.  During the second quarter of fiscal 2011, the Company received and accepted a purchase offer for the facility and therefore the Company has classified the Aberdeen building and land as assets held for sale within the balance sheet.  Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell.  At March 31, 2011, land of $56,195 and buildings, net of accumulated depreciation of $582,965  have been reclassified from Property, plant and equipment to assets held for sale within current assets on the balance sheet.

Note 7.  Major Customer Concentration

Two customers, Power & Telephone Supply Company (Power & Tel), and MTS Systems Corporation (MTS), comprised approximately 33% and 32% of total sales for the six months ended March 31, 2011 and 2010, respectively. Power & Tel, who serves as a reseller of our product to a range of Tier 2 and Tier 3 Telco carriers as well as cable service operators, accounted for 25% and 21% for the corresponding periods.  MTS, who purchases contract manufacturing services from Clearfield for its copper connectivity requirements, accounted for 8% and 11% of revenues for the corresponding respective periods.

At March 31, 2011, two customers accounted for 42% of accounts receivable.  Calix, a broadband communications equipment supplier, accounted for 31%, and Power & Tel accounted for 11%.  At March 31, 2010, Power & Tel and MTS accounted for 16% and 11% of accounts receivable, respectively.

MTS purchases our product through its standard form of purchase order with pricing established by a schedule that is in effect from July 1, 2008 through June 30, 2011. Power & Tel and Calix purchase our product through a standard form of purchase order.

Note 8. Goodwill and Patents

The Company analyzes its goodwill testing for impairment annually or at an interim period when events occur.  The result of the analysis performed in the fourth fiscal quarter ended September 30, 2010 did not indicate an impairment of goodwill.  During the quarter ended March 31, 2011, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. The Company currently has three patents pending with the U.S. Patent Office and in foreign countries.

Note 9. Income Taxes

We recorded a provision for income taxes of $35,000 and $24,000, for the three months ended March 31, 2011 and 2010 respectively.  Our tax provision includes estimated current federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  Our year-to-date net change in valuation allowance is $399,000.   This change consists of $422,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction is partially offset by a $23,000 increase  in valuation  allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” approach as required by ASC 740.

As of September 30, 2010 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $30,289,000 and $23,033,000, respectively, which expire in fiscal years 2020 to 2028. In fiscal 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of its loss carry-forwards were utilizable and not restricted under Section 382.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of net operating loss carry-forward and other deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” approach as required by ASC 740 by assessing the available positive and negative factors surrounding its recoverability.

Our future taxable income was evaluated based primarily on anticipated operating results from fiscal years 2011 through 2013.  We determined that projecting operating results beyond 2013 involves substantial uncertainty and we discounted forecasts beyond 2013 as a basis to support our deferred tax assets.  Based upon the assessment of all available evidence, the Company reversed a portion of its valuation allowance for the year ended September 30, 2010 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income. At September 30, 2010 the Company has a valuation allowance of approximately $10 million against its remaining deferred tax assets. We will continue to assess the assumptions we used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future taxable income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, we would record additional income tax expense. For the six months ended March 31, 2011, the Company has reduced its valuation allowance by approximately $399,000.  For the six months ended March 31, 2010, the Company did not reduce its valuation allowance given year-to-date losses incurred.

As of March 31, 2011, we do not have any unrecognized tax benefits.  It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 10.  Related Party Transactions

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

Note 11.  Accounting Pronouncements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2010, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three and six-month periods ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

Revenues for the second fiscal quarter of 2011 ended March 31, 2011 were $7,120,000, an increase of 51% or approximately $2,395,000 from revenue of $4,725,000, for the second fiscal quarter of 2010. Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from two-tier distributor arrangements and from private label agreements. These gains were throughout the product line, with the most significant increase within optical component technologies. In addition to a strengthening economic environment, revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds). Operating results for the second quarter of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Gross margin improved to 40.6% from 36.7% for comparable second quarters of fiscal 2011 and 2010. Gross profit increased from $1,733,000 for the second quarter of fiscal quarter of 2010 to $2,894,000 for the second fiscal quarter of 2011, an increase of 67% or $1,160,000. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which together have resulted in greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expenses increased 27% or $504,000 from $1,865,000 for the second quarter of 2010 to $2,368,000 for the second fiscal quarter of 2011. This increase is composed of annual compensation adjustments, increases in staff primarily in the sales department, and an increase in commission and performance compensation accruals associated with the higher level of revenues.

Income from operations for the second quarter of 2011 was $525,000 compared to a loss of $131,000 for 2010, an improvement of $657,000 or 500%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the quarter ended March 31, 2011 was $30,000 compared to $38,000 for the comparable period for fiscal 2010. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash in FDIC-backed bank certificates of deposit.

There was no interest expense for the quarter ended March 31, 2011 compared to $236 for the comparable period for fiscal 2010. Interest for 2010 was attributable to financing associated with the enterprise information system which has been subsequently paid in full.

Other income consists of $15,000 and $10,000 for the quarters ended March 31 of 2011 and 2010, respectively. This is attributable to rental income from our Aberdeen, SD facility.

Income tax expense was $35,000 and $24,000 for the quarters ended March 31 of 2011 and 2010, respectively. Tax expenses related to goodwill were $21,000 and $22,000 respectively for the corresponding quarters. The balance was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the second quarter of fiscal 2011 ended March 31, 2011 was $533,000, or $0.04 basic and diluted share. For the second quarter of fiscal 2010 ended March 31, 2010 the Company reported a net loss of $108,000, or $0.01 per basic and diluted share.

SIX MONTHS ENDED MARCH 31, 2011 VS. SIX MONTHS ENDED MARCH 31, 2010

Revenues for the six months ended March 31, 2011 were $14,366,000, an increase of 49% or approximately $4,699,000 from revenue of $9,667,000, for the first six months of fiscal 2010.  Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from two-tier distributor arrangements and from private label agreements. These gains were throughout the product line, with the most significant increase within optical component technologies. In addition to a strengthening economic environment, revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds). Operating results for the first two quarters of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Gross margin improved to 40.8 % from 35.5% for comparable first six months of fiscal 2011 and 2010. Gross profit increased from $3,435,000 to $5,860,000 for 2011, an increase of 71% or $2,425,000. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which translate into greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expenses increased 29% or $1,073,000 from $3,754,000 for the first six months of fiscal 2010 to $4,828,000 for the first six months of fiscal 2011. This increase is composed of annual compensation adjustments, increases in staff primarily in the sales department, and an increase in commission and performance compensation accruals associated with the higher level of revenue

Income from operations for the first six months of fiscal 2011 was $1,032,000 compared to a loss of $319,000 for fiscal 2010, an improvement of $1,351,000 or 423%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the six months ended March 31, 2011 decreased $19,000, or 25%, to $56,000 compared to $76,000 for the comparable period for fiscal 2010. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash in FDIC backed bank certificates of deposit.

There was no interest expense for the six months ended March 31, 2011 compared to $820 for the comparable period for fiscal 2010. Interest for 2010 was attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income consists of $15,500 for the first six months of fiscal 2011 and $24,000 for the six month period ended March 31, 2010.  This is attributable to rental income from our Aberdeen, South Dakota facility.

Income tax expense was $70,000 and $48,000 for the first six months ended March 31, 2011 and 2010, respectively. Tax expenses related to goodwill were $42,000 and $44,000 respectively for the corresponding six-month period. The balance was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the first six months of fiscal 2011 ended March 31, 2011 was $1,034,000, or $0.09 per basic and $.08 per diluted share. The Company’s net loss for the first six months of fiscal 2010 ended March 31, 2010 was $268,000, or $0.02 basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $9,950,000 at March 31, 2011 compared to $7,051,000 at September 30, 2010.  Our long term-investments are invested in bank certificates of deposit (CD) that are backed by the FDIC and in bank money market accounts also backed by the FDIC. The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalent cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at March 31, 2011, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities for the six months ended March 31, 2011 totaled $1,756,000. This was primarily due to our net income of $1,034,000, depreciation of $190,000, deferred taxes of $42,000, stock based compensation of $120,000, and accounts payable of $540,000. This was offset by an increase in inventories of $301,000 and prepaid expenses of $131,000 an increase in accounts receivable of $262,000.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks so that they are guaranteed under the FDIC. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC. During the six month period ended March 31, 2011 we used cash to purchase $161,000 of securities and received $628,000 on CDs that matured.  Purchases of capital equipment and information technology equipment consumed $168,000 of cash.

During the six-month period ended March 31, 2010 we utilized cash to purchase $1,836,000 of securities and received $1,755,000 on CDs that have matured.  Purchases of capital equipment, primarily information technology equipment and software, and patents consumed $245,000 of cash during the six month period ended March 31, 2010.

Financing Activities

For the six-month period ended March 31, 2011 we received $ 38,000 from employees’ participation and purchase of stock through our ESPP and $22,000 from the issuance of stock as a result of employees exercising options.

For the six month period ended March 31, 2010 we used a net of $33,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $22,000 from the issuance of stock as a result of employees exercising options.

At March 31, 2011, Clearfield had no debt and $11,934,000 in cash and investments, up $1,647,000 from $10,287,000 from fiscal year end September 30, 2010.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1.1– Amendment dated as of September 1, 2010, to Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.

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

CLEARFIELD, INC.

April 29, 2011	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)