Form 10-Q
period 2011-06-30
Clearfield, Inc.
filed 2011-07-29
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES     [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 29 2011
Common stock, par value $.01	12,136,482

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED
	June 30, 2011	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$8,229,087	$5,285,719
Short-term investments	3,141,000	1,764,868
Accounts receivable, net	3,681,152	3,244,379
Inventories	2,197,569	1,512,306
Other current assets	254,417	129,079
Total Current Assets	17,503,225	11,936,351

Property, plant and equipment, net	910,422	1,273,107

Other Assets
Long-term investments	2,216,000	3,236,163
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	2,083,757	2,145,362
Other	176,368	176,368
Patents	23,099	23,099
Total other assets	7,069,735	8,151,503
Total Assets	$25,483,382	$21,360,961

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,301,687	1,188,261
Accrued compensation	2,110,037	765,181
Accrued expenses	91,562	82,867
Total current liabilities	3,503,286	2,036,309
Deferred rent	67,386	78,585
Total Liabilities	3,570,672	2,114,894
Commitment and Contingencies	-	-
Shareholders’ Equity
Undesignated shares, 4,999,500 authorized shares; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,136,482 and 12,015,331, shares issued and outstanding at June 30, 2011 and September 30, 2010	121,365	120,153
Additional paid-in capital	52,942,990	52,589,034
Accumulated deficit	(31,151,645)	(33,463,120)
Total Shareholders’ Equity	21,912,710	19,246,067
Total Liabilities and Shareholders’ Equity	$25,483,382	$21,360,961

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30		Nine months Ended June 30
	2011	2010	2011	2010

Revenues	$10,124,665	$6,778,193	$24,490,898	$16,445,626

Cost of sales	5,805,914	4,174,998	14,312,455	10,407,347

Gross profit	4,318,751	2,603,195	10,178,443	6,038,279

Operating expenses
Selling, general and administrative	3,076,388	1,992,576	7,904,006	5,746,913
Gain on disposal of assets	(44,352)	-	(44,352)	-
	3,032,036	1,992,576	7,859,654	5,746,913
Income from operations	1,286,715	610,619	2,318,789	291,366

Other income (expense)
Interest income	26,604	36,491	83,065	112,125
Interest expense	-	-	-	(820)
Other income	10,000	11,498	25,500	35,850
	36,604	47,989	108,565	147,155
Income before income taxes	1,323,319	658,608	2,427,354	438,521

Income tax expense	45,489	29,595	115,879	77,559

Net income	$1,277,830	$629,013	$2,311,475	$360,962

Net income per share:
Basic	$0.11	$0.05	$0.19	$0.03
Diluted	$0.10	$0.05	$0.18	$0.03

Weighted average shares outstanding:
Basic	12,097,670	11,995,331	12,054,868	11,987,793
Diluted	12,829,497	12,437,853	12,738,794	12,460,069

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,311,475	$360,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,419	363,192
Deferred taxes	61,605	63,316
Gain on disposal of assets	(44,352)	-
Stock based compensation	208,557	119,106
Changes in operating assets and liabilities:
Accounts receivable, net	(394,606)	249,529
Inventories	(685,263)	(277,930)
Prepaid expenses and other	(125,338)	(76,068)
Accounts payable and accrued expenses	1,471,856	(544,371)
Net cash provided by operating activities	3,070,353	257,736

Cash flows from investing activities
Purchases of property and equipment	(577,919)	(343,035)
Proceeds from sale of assets	660,292	-
Patent additions	-	(27,649)
Purchases of investments	(1,395,659)	(2,008,163)
Proceeds from maturities of investments	1,039,690	1,851,000
Proceeds from notes receivable	-	435,336
Net cash used in investing activities	(273,596)	(92,511)

Cash flows from financing activities
Repayment of long-term debt	-	(33,081)
Proceeds from issuance of common stock under employee stock purchase plan	87,667	-
Proceeds from issuance of common stock upon exercise of stock options	58,944	22,437
Net cash provided by (used in) financing activities	146,611	(10,644)

Increase in cash and cash equivalents	2,943,368	154,581

Cash and cash equivalents, beginning of period	5,285,719	4,731,735

Cash and cash equivalents, end of period	$8,229,087	$4,886,316

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2011	2010	2011	2010
Net income per common share — basic:
Net income	$1,277,830	$629,013	$2,311,475	$360,962
Weighted average shares outstanding basic	12,097,670	11,995,331	12,054,868	11,987,793
Net income per common share	$0.11	$0.05	$0.19	$0.03

Net income per common share — diluted
Net income	$1,277,830	$629,013	$2,311,475	$360,962
Weighted average shares outstanding	12,097,670	11,995,331	12,054,868	11,987,793
Dilutive impact of common stock equivalent outstanding	731,827	442,522	683,926	472,276
Weighted average shares outstanding— diluted	12,829,497	12,437,853	12,738,794	12,460,069
Net income per common share — diluted	$0.10	$0.05	$0.18	$0.03

Note  3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of our CDs at June 30, 2011 and September 30, 2011 are as follows:

	June 30, 2011	September 30, 2010
Less than one year	$3,141,000	$1,764,848
1-3 years	2,216,000	3,236,163
Total	$5,357,000	$5,001,031

Note 4.  Stock Based Compensation

The Company recorded $208,557 of compensation expense related to current and past option grants, restricted stock grants and the Company’s 2010 Employee Stock Purchase Plan (for which the first of the six month contribution periods was July 1, 2010 to December 31, 2010)  for the nine-month period ended June 30, 2011.  The Company recorded $119,106 of compensation expense related to current and past equity awards for the nine-month period ended June 30, 2010.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2011, $344,766 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.45 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the nine-month periods ended June 30, 2011 and 2010, respectively.

During the nine month period ended June 30, 2011, the Company granted key employees incentive stock options and granted non-employee directors non-qualified stock options to purchase an aggregate of 17,500 shares of common stock with a contractual term of 6 years, vesting terms between one and three years, a weighted average exercise price of $4.67 and a fair value of $3.29 per share.

During the nine month period ended June 30, 2010, the Company granted key employees incentive stock options to purchase an aggregate of 100,000 shares of common stock with a contractual term of 6 to 7 years, a three year vesting term and an exercise price of $3.30 and $2.58 with a fair value range of $1.42 and $1.96 per share. During the nine month period ended June 30, 2010, directors received 5,000 shares of common stock with a contractual term of 6 years, a one year vesting term and an exercise price of $2.87 with a fair value of $1.77 per share.

The weighted-average fair values at the grant date for options issued during the nine months ended June 30, 2011 and 2010 were $3.29 and $1.95, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Nine months ended June 30,
	2011	2010
Dividend yield	0%	0%
Expected volatility	79.17%	66.95%
Average risk-free interest rate	2.04%	2.33%
Expected life	6 years	5-6 years
Vesting period	1-3 years	1-3 years

During the nine month period ended June 30, 2011, employees exercised stock options totaling 74,251 shares, resulting in $58,944 of proceeds to the Company. During the nine month period ended June 30, 2010, employees exercised stock options totaling 20,700 shares, resulting in $22,437 of proceeds to the Company.

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

Employee Stock Purchase Plan

Clearfield, Inc. 2010 Employee Stock Purchase Plan (ESPP) adopted on February 25, 2010, allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2010 and June 30, 2011, employees purchased 17,710 and 14,519 shares at a price of $2.13 and $3.44 per share, respectively. After the employee purchase on June 30, 2011, 267,771 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	June 30, 2011	September 30, 2010
Raw materials	$1,976,871	$1,289,869
Work-in-progress	36,037	26,233
Finished goods	184,661	196,204
	$2,197,569	$1,512,306

Note 6.  Assets held for sale

The Company has been in the process of evaluating other uses for its Aberdeen, South Dakota facility for over a year.  The Company had not occupied the facility since fiscal year 2006. Previously it was determined that it was unlikely that a sale of the building would occur within twelve months and the facility was not classified as assets held for sale for accounting purposes.  During the second quarter of fiscal 2011, the Company received and accepted a purchase offer for the facility and therefore the Company classified the Aberdeen building and land as assets held for sale within the balance sheet.  In June 2011, the Company completed the sale of the facility and land in the amount of $725,000. The final proceeds to the Company after transaction costs were $660,000. We recorded a gain on the sale of these assets of approximately $37,000.  This gain is reflected in income from operations in the statement of operations for the quarter ending June 30, 2011.

Note 7.  Major Customer Concentration

One customer, Power & Telephone Supply Company (Power & Tel) who serves as a reseller of our product to a range of Tier 2 and Tier 3 Telco carriers as well as cable service operators, comprised approximately 21% and 19% of total sales for the nine months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, two customers accounted for 23% of accounts receivable.  Power & Tel, accounted for 12% and Graybar Electric, Inc., also a reseller, accounted for 11%.  At June 30, 2010, Power & Tel accounted for 22% of accounts receivable.  Graybar sales did not exceed 10% of total sales for the nine months ended June 30, 2011 and 2010. Power & Tel and Graybar purchase our product through a standard form of purchase order.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth fiscal quarter ended September 30, 2010 did not indicate an impairment of goodwill.  During the quarter ended June 30, 2011, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. The Company currently has three patents pending with the U.S. Patent Office and in foreign countries.

Note 9. Income Taxes

We recorded a provision for income taxes of approximately $46,000 and $30,000, for the three months ended June 30, 2011 and 2010.  Our tax provision includes estimated current federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  Our year-to-date net change in valuation allowance is $720,000.   This change consists of $762,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction is partially offset by a $42,000 increase  in valuation  allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” approach as required by Accounting Standards Codification (“ASC”) 740.

As of September 30, 2010 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $30,289,000 and $23,032,000, respectively, which expire in fiscal years 2020 to 2028. In fiscal 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of its loss carry-forwards were utilizable and not restricted under Section 382.

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

Our future taxable income was evaluated based primarily on anticipated operating results from fiscal years 2011 through 2013.  We determined that projecting operating results beyond 2013 involves substantial uncertainty and we discounted forecasts beyond 2013 as a basis to support our deferred tax assets.  Based upon the assessment of all available evidence, the Company reversed a portion of its valuation allowance for the year ended September 30, 2010 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income. At September 30, 2010 the Company has a valuation allowance of approximately $9,963,000 against its remaining deferred tax assets. We will continue to assess the assumptions we used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future taxable income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, we would record additional income tax expense. For the nine months ended June 30, 2011 and 2010 the Company has reduced its valuation allowance by approximately $720,000 and $153,000 respectively.

As of June 30, 2011, we do not have any unrecognized tax benefits.  It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2010, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report as Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine-month periods ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

Revenues for the third fiscal quarter of 2011 ended June 30, 2011 were $10,125,000, an increase of 49% or approximately $3,347,000 from revenue of $6,778,000, for the third fiscal quarter of 2010. Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from distributor arrangements and from private label agreements. These gains were throughout the product line, with the most significant increase within optical component technologies. In addition to a strengthening economic environment, revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds). Operating results for the third quarter of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the third quarter of fiscal 2011 was $5,806,000, an increase of $1,631,000, or 39% from the $4,175,000 comparable period.  Gross margin improved to 42.7% from 38.4% for comparable third quarters of fiscal 2011 and 2010. Gross profit increased from $2,603,000 for the third quarter of fiscal 2010 to $4,319,000 for the third fiscal quarter of 2011, an increase of 66% or $1,716,000. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which together have resulted in greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expenses increased 52% or $1,039,000 from $1,993,000 for the third fiscal quarter of 2010 to $3,032,000 for the third fiscal quarter of 2011. This increase is primarily composed of higher compensation expenses associated with the achievement of revenue and operating income objectives. Also included in operating expenses were gains on disposal of assets of $44,000, of which $37,000 was due to the sale of our Aberdeen facility in June 2011.

Income from operations for the third fiscal quarter of 2011 was $1,278,000 compared to income of $629,000 for the third fiscal quarter of 2010, an improvement of $649,000 or 111%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the quarter ended June 30, 2011 was $27,000 compared to $36,000 for the comparable period for fiscal 2010. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Other income was $10,000 and $11,000 for the quarters ended June 30 of 2011 and 2010, respectively. This is attributable to rental income from our Aberdeen, SD facility which was sold in June, 2011.

Income tax expense was $45,000 and $30,000 for the quarters ended June 30 of 2011 and 2010, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $21,000 and $22,000 respectively for each of the corresponding quarters. The balance was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the third quarter of fiscal 2011 ended June 30, 2011 was $1,278,000, or $0.11 per basic and $0.10 per diluted share. For the third quarter of fiscal 2010 ended June 30, 2010 the Company reported net income of $629,000, or $0.05 per basic and diluted share.

NINE MONTHS ENDED JUNE 30, 2011 VS. NINE MONTHS ENDED JUNE 30, 2010

Revenues for the nine months ended June 30, 2011 were $24,491,000, an increase of 49% or approximately $8,045,000 from revenue of $16,446,000, for the first nine months of fiscal 2010.  Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from distributor arrangements and from private label agreements. These gains were throughout the product line, with the most significant increase within optical component technologies. In addition to a strengthening economic environment, revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds). Operating results for the first three quarters of fiscal year 2011 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the nine months ended June 30, 2011 was $14,312,000, an increase of $3,905,000, or 37% from the $10,407,000 comparable period. Gross margin improved to 41.6 % from 36.7% for comparable first nine months of fiscal 2011 and 2010. Gross profit increased from $6,038,000 to $10,178,000 for 2011, an increase of 69% or $4,140,000. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which translate into greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expenses increased 37% or $2,113,000 from $5,747,000 for the first nine months of fiscal 2010 to $7,860,000 for the first nine months of fiscal 2011. This increase is composed of annual compensation adjustments, increases in staff primarily in the sales department, and an increase in commission and performance compensation accruals associated with the higher level of revenue. Also included in operating expenses were gains on disposal of assets of $44,000, of which $37,000 was due to the sale of our Aberdeen facility.

Income from operations for the first nine months of fiscal 2011 was $2,319,000 compared to income of $291,000 for fiscal 2010, an improvement of $2,028,000 or 696%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the nine months ended June 30, 2011 decreased $29,000, or 26%, to $83,000 compared to $112,000 for the comparable period for fiscal 2010. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC backed bank certificates of deposit.

There was no interest expense for the nine months ended June 30, 2011 compared to $820 for the comparable period for fiscal 2010. Interest for 2010 was attributable to financing associated with the enterprise information system installed during 2007 and 2008.

Other income was $25,500 for the first nine months of fiscal 2011 and $36,000 for the nine month period ended June 30, 2010.  This is attributable to rental income from our Aberdeen, South Dakota facility, which was sold in June of 2011.

Income tax expense was $116,000 and $78,000 for the first nine months ended June 30, 2011 and 2010, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $60,000 and $63,000 respectively for each of the corresponding nine-month periods. The balance was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the first nine months of fiscal 2011 ended June 30, 2011 was $2,311,000, or $0.19 per basic and $0.18 per diluted share. The Company’s net income for the first nine months of fiscal 2010 ended June 30, 2010 was $361,000, or $0.03 basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $11,370,000 at June 30, 2011 compared to $7,051,000 at September 30, 2010.  Our long term-investments are invested in bank certificates of deposit and in money market accounts. The majority of our funds are insured by the FDIC. The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalent cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at June 30, 2011, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities for the nine months ended June 30, 2011 totaled $3,070,000. This was primarily due to our net income of $2,311,000, depreciation of $266,000, deferred taxes of $62,000, stock based compensation of $209,000, and accounts payable of $1,471,000. This was offset by an increase in inventories of $685,000 and prepaid expenses of $125,000 an increase in accounts receivable of $395,000.

Net cash generated from operating activities for the nine months ended June 30, 2010 totaled $258,000. This was primarily due to net income of $361,000, depreciation of $363,000, deferred taxes of $63,000, stock based compensation of $119,000 and a decrease in accounts receivable of $250,000.  This was offset by an increase in inventories of $278,000, and decreases in accounts payable and prepaid expenses totaling $620,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine month period ended June 30, 2011 we used cash to purchase $1,396,000 of securities and received $1,040,000 on CDs that matured.  Purchases of capital equipment and information technology equipment consumed $578,000 of cash.  We also received proceeds from the sale of assets in the amount of $660,000 for the sale of our Aberdeen, SD facility which is the $725,000 purchase price less closing costs and related expenses.

During the nine-month period ended June 30, 2010 we utilized cash to purchase $2,008,000 of securities and received $1,851,000 on CDs that have matured.  Purchases of capital equipment, primarily information technology equipment and software, and patents consumed $371,000 of cash during the nine month period ended June 30, 2010.

Financing Activities

For the nine-month period ended June 30, 2011 we received $88,000 from employees’ participation and purchase of stock through our ESPP and $59,000 from the issuance of stock as a result of employees exercising options.

For the nine month period ended June 30, 2010 we used a net of $33,000 for scheduled debt principal payments principally associated with the financing of our IT systems and received $22,000 from the issuance of stock as a result of employees exercising options.

At June 30, 2011, Clearfield had no debt and $13,586,000 in cash and investments, up $3,299,000 from $10,287,000 from fiscal year end September 30, 2010.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

The Company hereby furnishes a press release issued on July 28, 2011, attached hereto as Exhibit 99.1.  The press release discloses material non-public information regarding the Company’s results of operations for the quarter ended June 30, 2011.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a0 and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

Exhibit 99.1 – Press Release issued by Clearfield, Inc. on July 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARFIELD, INC.

July 29, 2011	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2011	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)