Form 10-K
period 2011-09-30
Clearfield, Inc.
filed 2011-11-30
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011.

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
[ ] YES            NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[ ] YES            NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES            NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES            NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ] YES            NO [X]

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

[ ] YES            NO [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $55,627,729.

The number of shares of common stock outstanding as of November 14, 2011 was 12,313,497.

Documents Incorporated by Reference:

Portions of our proxy statement for the annual shareholders meeting to be held on February 23, 2012 are incorporated by reference into Part III.

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

Description of Business

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site.  The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone), multiple service operators (cable), wireless service providers and municipal-owned utilities. Clearfield has expanded its product offerings and broadened its customer base during the last five years.

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label its products.

Products

Clearview Cassette and Clearview xPAK

The Clearview™ Cassette, introduced in November 2007 and enhanced most recently in September 2009, as well as the Clearview xPAK, introduced in February 2010, are the main building blocks of the Company’s product platform. The value of the building block approach is that Clearfield is the only company to provide the needs of every leg of the telecommunications network with a single building block architecture, reducing the customers’ cost of deployment by reducing labor costs associated with training and reducing inventory carrying costs.

More about the Clearview Cassette
The Clearview Cassette, a patented technology, is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications. Parts can be added or removed as needed to support the environment in which it is deployed. Within the cassette, all fibers from the sub-assembly are slack stored, bend radius protected and secured against accidental physical damage from handling. A transparent design allows the user to see components inside, while the snap-together components provide access without tools for maintenance, cleaning or troubleshooting. All products that integrate a Clearview Cassette product in its design are marked as “Clearview Multiplied”.

More about the Clearview xPAK
Engineered to land small port count fiber terminations and optical components, the patented xPAK is shipped flat and unassembled. Following simple pictorial user instructions, a technician will assemble the device to match his field requirements at the installation site. To ensure everything needed is at the installer’s fingertips, all potentially used components, including the splice sleeves, are included within the packaging kit. Similar to the concept of a model airplane, any unused element is simply disposable. Application environments include cell back-haul, business class service delivery, node segmentation, fiber exhaust scenarios, utility sub-stations, or fiber-to-the-desk deployment. All products which integrate a Clearview xPAK product in its design are marked as “Clearview Landed”.

Connectivity and Optical Components

The Clearview system consolidates, distributes and protects fibers as they move from the inside plant to the home and business. These fibers are either connectorized directly for cable-to-cable deployment or are connectorized onto optical components that may amplify or divide the signals they carry.  We provide products that meet a customer’s cable-to-cable deployment or optical component needs.

Cable-to-Cable Deployment: Fiber Deep is class of fiber assemblies that guarantees performance at .2dB insertion loss — fully half that of the industry standard. This metric extends the link loss budget effectively, extending the distance upon which fiber can be deployed.  In addition, this 2dB improvement in optical budget reduces power consumption by 10%. The power savings, multiplied by even a small thousand home network, is a significant contribution to a community’s “go-green” efforts. The end-face geometries necessary to achieve this kind of performance improve the long-term reliability of the connection.

Optical Components:  Clearfield packages optical components for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation for a seamless integration within its fiber management platform. This value-added packaging allows the customer to source from a single supplier and reduces space requirements. The products are built and tested to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant environments.

FieldSmart

Utilizing the Clearview Cassette and xPAK as building blocks, FieldSmart is a series of panels, cabinets, wall boxes and other enclosures that house the Clearview components to provide a consistent design from the inside plant of the telco’s “central office” or cable television’s “head-end”, all the way through the outside plant to the access network and through to the home. At each leg of the network, the FieldSmart platform delivers a modular and scalable architecture that allows the service provider to align their capital equipment expenditures alongside their subscriber revenues.

Inside Plant: The FieldSmart Fiber Crossover Distribution System (FxDS) provides complete fiber management modularity and scalability across the fiber network. Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed. The FxDS is system of modular and scalable building blocks that provide for cost containment configurations with the use of Clearview Multiplied products. Easily configured for initial placement and scaling easily from 12-ports to a full rack of 1728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment. The user then places what is needed on the frame as subscriber take rates dictate.

Outside Plant: The FieldSmart Fiber Scalability Center (FSC) is a modular and scalable outside plant cabinet that allows rollout of FTTP services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product, with the Clearview cassette at its heart, has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

Access Network: FieldSmart Fiber Delivery Point (FDP) is a series of enclosure systems that incorporates the delivery of fiber connectivity to the neighborhood or business district in the most cost-effective footprint possible. This family of wall-mount enclosures provides 12 to 144 ports of connectivity for multi-dwelling unit fiber deployments, fiber demarcation, security systems (CCTV), telecommunications room needs and horizontal/intermediate cross-connects.

Access Network: FieldSmart Small Count Delivery (SCD) is a series of enclosure systems that are packaged to make landing small count fiber more cost-effective and efficient than previously thought possible. This family of wall-mount enclosures, panels and drop cable cases provide up to 12 ports of connectivity when fiber management is critical but high-count density is required. The FieldSmart SCD is targeted for application environments such as cell backhaul, business class service delivery, node segmentation, fiber exhaust in a field pedestal, sub-station turn-up or fiber-to-the-desk deployment.

CraftSmart

CraftSmart, announced in February 2011, is a full line of optical protection field enclosures, extending Clearfield presence in the fiber industry. The CraftSmart Fiber Protection Pedestals (FPP) and CraftSmart Fiber Protection Vaults (FPV) are integrated solutions, optimized to house FieldSmart products at the last mile access point of the network in above-grade or below-grade installations.

CraftSmart aims to optimize fiber protection and storage while ensuring industry standards. Utilizing methods of sealing and below-grade protection, along with Clearfield innovation, CraftSmart is a turn-key solution for the deployment of passive optics from the central office/head-end to the customer premise.

Markets

FTTP
Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user.  The Company’s sales and marketing efforts have principally been focused on the U.S., and recently has added sales staff focused on the Caribbean, and other Central and South American markets. FTTP is an early-stage but rapidly growing market. Render Vanderslice, a market research firm focusing on this market space, reported in 2011 that 18% of homes in the U.S. have been passed with fiber with 6% of homes choosing to accept to be connected to the service.

FTTB
Fiber to the Business is the rapid expansion of fiber services, principally by multiple service (cable TV) operators to penetrate the business marketplace.

FTT-Cell site
Fiber to the Cell-Site is the trend in which wireless service providers are re-focusing their efforts from building towers for coverage to enhancing their coverage for bandwidth.  Fiber is the medium of choice for their upgrade.  Currently a very small percentage of these cell sites are served by fiber.

Competition

Competitors to the FieldSmart product lines include, but are not limited to, Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Alcatel, Inc., and TE Connectivity, Inc. (formerly Tyco Electronics). Competitors to the CraftSmart product line include Emerson Network Power, a subsidiary of Emerson Electric Co., and Charles Industries, Ltd. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

Sources of Materials and Outsourced Labor

Numerous purchased materials, components, and labor are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some components and outsourced labor are purchased from a single or a limited number of suppliers.  The loss of access to some components and outsourced labor could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Major Customers

One customer, Power & Telephone Supply Company (Power & Tel), who serves as a reseller of our product to a range of independent telephone carriers as well as cable service operators, comprised approximately 21% and 20% of total sales for the periods ended September 30, 2011 and 2010, respectively.  Power & Tel purchases our product through its standard form of purchase order.

Patents and Trademarks

As of September 30, 2011, we had one patent granted and one pending in the United States and two pending patent applications pending inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield®, Clearview®, FieldSmart® and CraftSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $3,814,000 and $2,677,000 as of September 30, 2011 and 2010, respectively.

Seasonality

We are affected by the seasonal trends in the industries we serve. We typically experience sequentially lower revenues in our first and second fiscal year quarters, primarily due to customer budget cycles, deployment schedules, some customer geographical concentrations as well as standard vacation and holiday calendars. Revenues usually reach a seasonal peak in our third and fourth fiscal year quarters.

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

Employees

As of September 30, 2011, the Company had 165 full-time employees. We also have several part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A.                      RISK FACTORS

The impact and the timing of the impact of the American Recovery and Reinvestment Act on our business are uncertain.

The American Recovery and Reinvestment Act (ARRA), widely known as the “Stimulus Bill,” was enacted in February 2009.  The ARRA allocates $7.2 billion in grants, loans and loan guarantees for broadband/wireless initiatives for rural un-served and underserved geographies across the country, with these initiatives administered by several federal agencies. This funding is available to a wide variety of organizations, including our customers and prospective customers, to purchase and implement network infrastructure and services to improve broadband coverage. As part of the criteria established by the federal agencies administering these programs, the projects to be funded through the new federal stimulus plan must be approved by the state or states in which the projects will be located.

Currently, all funding allocated by the ARRA for these broadband/wireless initiatives has been allocated to awarded applicants.   The recognition of revenue associated with these projects has been slower than expected due in part to regulatory delays associated with documentation as well as the long-lead times associated with the delivery of fiber optic cable. We cannot be assured to what extent the ARRA will impact demand for our products, our results of operations or the timing of purchases by customers.

Long-lead times associated with the production and delivery of fiber optic cable.

Broadband service providers deploying fiber networks are subject to the availability of fiber optic cable. Throughout fiscal year 2011, the world’s supply of fiber optic cable has been limited. Suppliers, such as Corning Cable Systems, OFS, Sumitomo and Prysmian have quoted our customers and prospects average lead time estimates of multiple months.

Some of our customers have delayed projects because of these delays. We cannot be assured that fiber optic cable will become more available in the year ahead nor can we be assured that the lack of an ample supply of fiber will not impact demand for our products, our results of operation or the timing of purchases by customers.

A significant percentage of our sales in the last two fiscal years have been made to one customer, and the loss of this customer would adversely affect us.

In fiscal years 2011 and 2010, one distributor customer accounted for 21% and 20% of our revenue, respectively.  If there is a loss of this customer or a significant decline in sales to this customer, it could have a material adverse effect on our results from operations.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl P. Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provides that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements. We have key person life insurance on Ms. Beranek and Mr. Hill. Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

Anti-takeover provisions in our organizational documents, Minnesota law and other agreements could prevent or delay a change in control of our company.

Certain provisions of our articles of incorporation and bylaws, , Minnesota law and other agreements may make it more difficult for a third- party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

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

ITEM 2.                      PROPERTIES.

Clearfield leases a 30,000 square foot facility at 5480 Nathan Lane North in Plymouth, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease commenced on July 1, 2006 with rent commencing on November 1, 2006.  The lease expires on November 30, 2013. The lease is backed by an unconditional, irrevocable letter of credit equal to approximately one month’s rent. On September 1, 2010, the Company entered into a license to rent an additional 7,338 square feet of adjacent warehouse space for the five month period ending February 28, 2011, with an option to extend month to month through to August 31, 2011. This agreement was replaced with another license agreement to rent the same warehouse space and an additional 2,223 of adjoining office space for a total of 9,531 square feet beginning July 1, 2011 and continuing month to month with thirty days notice by either party until November 30, 2013.

We owned a 24,000 square foot production facility in Aberdeen, South Dakota, which was partially leased and occupied. In June 2011, the Company completed the sale of the facility and land in the amount of $725,000. (See Note B in the Financial Statements included in Item 8 of this Form 10-K.)

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

Fiscal Year Ended September 30, 2011	High	Low
Quarter ended December 31, 2010	$4.42	$2.80
Quarter ended March 31, 2011	$6.87	$3.44
Quarter ended June 30, 2011	$7.35	$3.86
Quarter ended September 30, 2011	$8.35	$5.60

Fiscal Year Ended September 30, 2010	High	Low
Quarter ended December 31, 2009	$4.90	$2.01
Quarter ended March 31, 2010	$3.48	$1.93
Quarter ended June 30, 2010	$2.95	$2.32
Quarter ended September 30, 2010	$2.98	$2.25

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 311 holders of record of our common stock as of September 30, 2011.

Dividends

We have never paid cash dividends on our common stock. We do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2011 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Option Plan	1,155,325	$2.78	1,016,514
Stock Option Plan for Non Employee Directors	45,000	$1.10	-
Total	1,200,325	$2.72	1,016,514

All outstanding equity awards have been granted pursuant to shareholder-approved plans.

Issuer Repurchases

We did not purchase any shares of our common stock during the fiscal year ended September 30, 2011.

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

Overview of Business: The Company sells highly configurable fiber management and connectivity products to broadband service providers serving the FTTP, FTTB, FTT-Cell site markets in the U.S. and in certain limited markets outside the U.S., currently countries in the Caribbean, Central America and South America.  The Company’s sales channels include direct to customer, through distribution (channel) partners, and to original equipment suppliers who private label its products.  The Company’s products are sold by its sales employees and independent sales representatives.

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

Income Taxes We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.  The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change the valuation allowance could materially change.

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

As of September 30, 2011, the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $27,278,000 and $22,090,000, respectively, which expire in fiscal years 2015 through 2028 if not utilized.  In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

We recorded an income tax benefit of $2,316,000 for the year ended September 30, 2011, compared to income tax expense of $122,000 for the year ended September 30, 2010.  During the fourth quarter of fiscal year 2011, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter of fiscal year 2011 resulted in a non-cash income tax benefit of approximately $2.5 million.

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

Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2012 through 2014. We determined that projecting operating results beyond 2011 involves substantial uncertainty and we discounted forecasts beyond 2011as a basis to support our deferred tax assets. Based upon the assessment of all available evidence, the Company released $2,481,000 of additional valuation allowance for the year ended September 30, 2011 which was recorded as a one-time income tax benefit.  As of September 30, 2011, the Company has a remaining valuation allowance of approximately $6.0 million, of which $1.2 million is short term and $4.8 million is long-term, against its remaining deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 1994.  In 2007 the Company changed its fiscal year to September 30.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2011 consisted of property, plant and equipment, patents and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

Determining fair values of property, plant and equipment and patents using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.  Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, and estimated expansion of the FTTP market.

The Company reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2011 resulted in no change to goodwill from the prior period.  An impairment loss would be based on significant estimates and judgments and if the facts and circumstances change a potential impairment could have a material impact.

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2011 or 2010, respectively.

Results of Operations

Year ended September 30, 2011 compared to year ended September 30, 2010

Revenues for the fiscal year 2011 increased 44% to $35,193,000 from revenue of $24,367,000 in 2010. Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company experienced gains from independent telephone companies who operate within a community or regional location as well as an emerging presence among those carriers with a broader or national footprint. In addition to its direct sales efforts, the Company achieved increasing revenues from a broad range of emerging sales channels, including revenues derived from distributor arrangements and from private label agreements. These gains were throughout the product line, with the most significant increase within optical component technologies. The increase in revenues described above was due to a strengthening economic environment and in addition the revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act.

As a result of the above factors, revenues in fiscal year 2011 to commercial data networks and broadband service providers were 87% of sales, or $30,633,000, while revenues associated with contract manufacturing for original equipment manufacturers outside of the telecommunications market were 13% of sales, or $4,560,000, for fiscal 2011.  For fiscal year 2010, revenues to commercial data networks and broadband service providers were 85% of sales, or $20,645,000, while revenues associated with contract manufacturing for original equipment manufacturers outside of the telecommunications market were 15% of sales, or $3,722,000.

Cost of sales for the fiscal year 2011 was $20,534,000, an increase of $5,305,000, or 35% from the $15,229,000 in fiscal year 2010.  Gross margin improved to 41.7% in fiscal year 2011, as compared to 37.5% for fiscal year 2010. Gross profit increased 60%, or $5,520,000, from $9,138,000 for fiscal year 2010 to $14,658,000 for fiscal year 2011. The year-over-year gain is the result of enhanced collaboration with our global suppliers resulting in lower purchased product costs, product mix that favors Clearfield value-added features and continual improvements in our manufacturing processes, which together have resulted in greater manufacturing efficiency and absorption of factory overhead associated with the higher production volumes.

Selling, general and administrative expense increased 36.5%, or $2,928,000, from $8,014,000 for fiscal year 2010 to $10,942,000 for fiscal year 2011. Compensation expenses associated with the achievement of revenue and operating income objectives increased $1,591,000 in fiscal year 2011 over fiscal year 2010. Sales and marketing expenses increased $1,041,000 in fiscal year 2011 over fiscal year 2010.  This increase was due mainly to additional head count and the associated travel expenses with those activities, as well as higher market development expenses. Stock-based compensation increased $368,000 due mainly to expense related to new grants of stock options to company employees in the fourth quarter of fiscal year 2011. Offsetting these increases was a decrease in depreciation of $173,000 for fiscal year 2011, mainly as a result of a portion of our assets reaching their fully depreciated lives.

Income from operations for fiscal year 2011 was $3,716,000 compared to $1,123,000 for fiscal year 2010.  This increase is due to the increase in revenue, improved margins, and controlled expenses.

Interest income in fiscal year 2011 was $110,000 compared to $143,000 for the fiscal year 2010. The decrease is a result of declining interest rates resulting in lower returns on our investments. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.  We expect interest income may decline as interest rates continue to fall.

Other income decreased from $36,000 in fiscal year 2010 to $25,500 in fiscal year 2011. This is attributable to rental income for both years from our Aberdeen, SD facility which was sold in June 2011 at which time the rental arrangement ended.

Income tax benefit for fiscal year 2011 was $2,316,000 reflecting recognition of a reversal of a portion of the deferred tax asset (DTA) valuation allowance. The reversal of a portion of the DTA valuation allowance was $2,481,000 and was offset by tax amortization of goodwill of $75,000, which is deferred, federal alternative minimum tax of $67,000, and various state taxes in the amount of $24,000. Income tax expense for 2010 was $121,000 consisting of tax amortization of goodwill of $87,000, alternative minimum tax of approximately $30,000 and various state taxes in the amount of $4,000.

Net income for fiscal year 2011 was $6,167,000 or $0.51 per share for basic and $0.48 for diluted compared to $1,181,000 or $0.10 per basic and $0.09 per diluted share for the year 2010. The increase in net income was primarily due to our increased strategic investment of sales and marketing programs, continued product acceptance that drove increased revenue, and the reversal of a portion of the valuation allowance related to deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2011, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $13,130,000 at September 30, 2011, compared to $7,051,000, at September 30, 2010. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Investments considered long-term are $2,707,000 at September 30, 2011, compared to $3,236,000 at September 30, 2010. Combined balances of short-term cash and investments and long term investments total $15,837,000 at September 30, 2011 as compared to $10,287,000 at September 30, 2010. We have no long-term debt obligations at September 30, 2011 or 2010, respectively.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2011 totaled $5,297,000. Cash provided by operations included net income of $6,167,000, which included non-cash expenses for depreciation of $359,000, and stock-based compensation of $535,000, along with gains on disposals of assets of $44,000, mainly related to the sale of the Aberdeen, SD facility.  Changes in working capital items included an increase in accounts receivable of $16,000 reflecting a lower number of days outstanding due to early payment terms with several customers. Inventory increased $1,244,000 due to higher stocking levels required to meet increased demand. Accounts payable and accrued expenses increased $1,958,000. Included within this amount are employee compensation accruals increasing by $1,700,000 mainly due to incentive payments related to fiscal 2011, and an accounts payable increase of $251,000.

Net cash generated from operations for the fiscal year ended September 30, 2010 totaled $629,000. This was primarily due to our net income of $1,181,000, depreciation of $498,000, and stock based compensation of $168,000. This was offset by an increase in accounts receivable of $521,000, an increase in inventory of $358,000 and a reduction in accounts payable of $432,000.

Investing Activities

For the fiscal year ended September 30, 2011, we used $746,000 in cash for the purchase of equipment. Included in this amount were purchases for manufacturing equipment in the amount of $375,000 and IT equipment and software purchases of $120,000. During the same period we purchased $1,887,000 of FDIC-backed certificates of deposit and sold approximately $2,332,000 of FDIC-backed certificates of deposit. In fiscal year 2011 we received proceeds from the sale of assets in the amount of $719,000. The majority of these proceeds were from the sale of the Aberdeen facility which accounted for approximately $660,000 of the proceeds. The result is a net increase in cash from investing activities of $418,000 in fiscal year 2011 as compared to fiscal year 2010. The Company intends to continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability but has no material commitments for capital expenditures for fiscal year 2012.

For the fiscal year ended September 30, 2010, we purchased $453,000 of manufacturing and IT equipment and software. During the same period we purchased $2,479,000 of FDIC-backed certificates of deposit and sold approximately $2,427,000 of FDIC-backed certificates of deposit. In addition we received proceeds of $435,336 from the payoff of the note from an entity controlled by Anil Jain. The result is a net decrease in cash from investing activities of $92,000 in fiscal year 2010 as compared to fiscal year 2009.

Financing Activities

For the fiscal year ended September 30, 2011 we received $88,000 from employees’ participation and purchase of stock through our Employee Stock Purchase Plan (ESPP), $180,000 from the issuance of stock as a result of employees and directors exercising stock options and $12,000 from excess tax benefits from the exercise of stock options. The net cash received from financing activities was $280,000.

For the fiscal year ended September 30, 2010, we used $33,000 to make scheduled debt principal payments principally associated with the financing of our IT systems. We received $50,000 from the issuance of stock from the exercise of employee stock options. The net cash received from financing activities totaled $16,000.

The Company has current cash and cash equivalents and investments with a maturity of less than one year that total $13,130,000 which we believe provides a strong financial position and along with cash flow from operations will be sufficient to meet its working capital and investment requirements for the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, as well as potential future strategic transactions. However, future growth, organically or through acquisition, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements for level 3 fair value measurements (as defined in Note 4 to the Financial Statements below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We do not believe the adoption of ASU 2011-04 will have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. We do not believe ASU 2011-05 will have a material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, which is intended to simplify how entities test for goodwill impairment  by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim goodwill impairments tests for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2011 and 2010 was as follows:

	Quarter Ended
Statement of Operations Data	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net revenue	$7,246,669	$7,119,564	$10,124,665	$10,701,634
Gross profit	2,965,953	2,893,739	4,318,751	4,479,915
Net income	501,158	532,487	1,277,830	3,855,971
Net income per share, Basic	$0.04	$0.04	$0.11	$0.32
Net income per share, Diluted	0.04	0.04	0.10	0.30

	Quarter Ended
Statement of Operations Data	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net revenue	$4,942,667	$4,724,766	$6,778,193	$7,921,129
Gross profit	1,701,708	1,733,376	2,603,195	3,099,254
Net income (loss)	(159,681)	(108,370)	629,013	819,992
Net income (loss) per share, Basic	$(0.01)	$(0.01)	$0.05	$0.07
Net income (loss) per share, Diluted	(0.01)	(0.01)	0.05	0.07

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. (a Minnesota corporation) as of September 30, 2011 and 2010, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

Minneapolis, Minnesota
November 30, 2011

CLEARFIELD, INC.
BALANCE SHEETS

	September 30, 2011	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$11,281,027	$5,285,719
Short-term investments	1,849,000	1,764,868
Accounts receivable, net	3,228,864	3,244,379
Inventories	2,757,151	1,512,306
Deferred taxes	994,000	-
Other current assets	170,243	129,079
Total current assets	20,280,285	11,936,351

Property, plant and equipment, net	986,031	1,273,107

Other Assets
Long-term investments	2,707,000	3,236,163
Goodwill	2,570,511	2,570,511
Deferred taxes	3,558,797	2,145,362
Other	199,467	199,467
Total other assets	9,035,775	8,151,503
Total Assets	$30,302,091	$21,360,961

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,439,611	$1,188,261
Accrued compensation	2,465,132	765,181
Accrued expenses	106,383	82,867
Total current liabilities	4,011,126	2,036,309

Deferred rent	61,794	78,585
Total Liabilities	4,072,920	2,114,894

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 12,270,691 and 12,015,331 shares issued and outstanding at September 30, 2011 and 2010, respectively	122,707	120,153
Additional paid-in capital	53,402,138	52,589,034
Accumulated deficit	(27,295,674)	(33,463,120)
Total shareholders’ equity	26,229,171	19,246,067
Total Liabilities and Shareholders’ Equity	$30,302,091	$21,360,961

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF EARNINGS

	Year Ended September 30,	Year Ended September 30,
	2011	2010

Net revenues	$35,192,532	$24,366,755

Cost of sales	20,534,174	15,229,222

Gross profit	14,658,358	9,137,533

Operating expenses
Selling, general and administrative	10,986,322	8,014,121
Gain on disposal of assets	(44,173)	-
	10,942,149	8,014,121

Income from operations	3,716,209	1,123,412

Interest income	109,595	143,469
Interest expense	-	(820)
Other income	25,500	36,351
	135,095	179,000
Income before income taxes	3,851,304	1,302,412

Income tax expense (benefit)	(2,316,142)	121,458
Net income	$6,167,446	$1,180,954

Net income per share Basic	$0.51	$0.10
Net income per share Diluted	$0.48	$0.09

Shares used in calculation of net income per share:
Basic	12,085,491	11,992,449
Diluted	12,749,933	12,449,955

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at September 30, 2009	11,974,631	$119,746	$52,372,139	$(34,644,074)	$17,847,811
Stock-based compensation expense	-	-	167,725	-	167,725
Exercise of stock options	40,700	407	49,170	-	49,577
Net income	-	-	-	1,180,954	1,180,954
Balance at September 30, 2010	12,015,331	$120,153	$52,589,034	$(33,463,120)	$19,246,067
Excess tax benefit of stock options exercised	-	-	12,478	-	12,478
Stock-based compensation expense	3,420	34	535,313	-	535,347
Employee stock purchase plan	32,229	322	87,345	-	87,667
Exercise of stock options	219,711	2,198	177,968	-	180,166
Net income	-	-	-	6,167,446	6,167,446
Balance at September 30, 2011	12,270,691	$122,707	$53,402,138	$(27,295,674)	$26,229,171

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS

	Year ended September 30,	Year ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,167,446	$1,180,954
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	358,502	498,014
Deferred income taxes	(2,407,435)	86,628
Gain on sale of assets	(44,173)	-
Stock-based compensation expense	535,347	167,725
Changes in operating assets and liabilities:
Accounts receivable, net	15,515	(520,965)
Inventories	(1,244,845)	(358,444)
Other current assets	(41,164)	8,406
Accounts payable and accrued expenses	1,958,026	(432,973)
Net cash provided by operating activities	5,297,219	629,345

Cash flows from investing activities:
Purchases of property and equipment	(745,790)	(452,675)
Purchase of investments	(1,886,659)	(2,479,465)
Proceeds from sale of property and equipment	718,537	1,046
Patent additions	-	(23,099)
Sale of investments	2,331,690	2,427,000
Proceeds from notes receivable	-	435,336
Net cash used in investing activities	417,778	(91,857)

Cash flows from financing activities:
Payment of long-term debt	-	(33,081)
Proceeds from issuance of common stock under employee stock purchase plan	87,667	-
Proceeds from issuance of common stock	180,166	49,577
Excess tax benefit from exercise of stock options	12,478	-
Net cash provided by financing activities	280,311	16,496
Increase in cash and cash equivalents	5,995,308	553,984
Cash and cash equivalents at beginning of year	5,285,719	4,731,735
Cash and cash equivalents at end of year	$11,281,027	$5,285,719
Supplemental cash flow information: Cash paid during the year for:
Interest	$-	$820
Income Taxes	48,263	26,802

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Clearfield, Inc., (the Company) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States.  These products include fiber distribution systems, optical components, Outside Plant (OSP) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (FTTP), large enterprise, and original equipment manufacturers (OEMs) markets.

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.  This generally occurs upon shipment of product to the customer, but in some cases occurs when the product is picked up by a customer’s carrier. The Company records freight revenues billed to customers as revenue and the related shipping and handling cost in cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2011 and 2010, respectively consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. No cash was in foreign financial institutions as of September 30, 2011 and 2010.

Investments: The Company currently invests its excess cash in bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value. The maturity dates of our CD’s at September 30, 2011 are as follows:

Less than one year	$1,849,000
1-3 years	2,707,000
Total	$4,556,000

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable:  Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The following table illustrates balances and activity for fiscal years 2011 and 2010:

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
September 30, 2011	$97,950	$-	$-	$97,950
September 30, 2010	91,110	6,840	-	97,950

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses. All financial instruments’ carrying values approximate fair values because of the short-term nature of the instruments.

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30,	September 30,
	2011	2010
Raw materials	$2,158,647	$1,117,718
Work-in-process	304,793	198,384
Finished goods	293,711	196,204
	$2,757,151	$1,512,306

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

Years
Building	20
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

Property, plant and equipment consist of the following at:

	September 30,	September 30,
	2011	2010
Land	$-	$56,195
Building	-	1,679,424
Manufacturing Equipment	1,188,965	806,409
Office Equipment	1,853,205	1,712,399
Leasehold Improvements	127,883	200,257
	3,170,053	4,454,684
Less accumulated depreciation and amortization	2,184,022	3,181,577
	$986,031	$1,273,107

Depreciation and amortization expense	$358,502	$498,014

Goodwill: The Company analyzes its goodwill testing for impairment annually in the fourth quarter or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill annually.  We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2011 resulted in no change to goodwill from the prior period.

Impairment of Long-Lived Assets: The Company assesses potential impairments to its long-lived assets or asset groups when there is evidence that events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. Intangible assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired. No impairment of long-lived assets has occurred during any of the periods presented.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes: The Company records income taxes in accordance with the liability method of accounting.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law.  The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that a deferred tax asset will not be realizable.  Changes in tax rates are reflected in the tax provision as they occur.

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

The weighted average fair value of options granted during for the year ended September 30, 2011 and 2010 are $4.14 and $1.75. If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current periods.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Weighted average common share outstanding for the years ended September 30, 2011 and 2010 were as follows:

Year ended September 30,	2011	2010
Numerator for basic and diluted net income	$6,167,446	$1,180,954
Denominator for basic net income per share – weighted average shares	12,085,491	11,992,449
Effect of dilutive securities:
Stock options	664,442	457,506
Denominator for diluted net income per share – adjusted weighted average shares	12,749,933	12,449,955

Employee stock options in the amount of 300,000 and 85,000 for fiscal years 2011 and 2010, respectively, have been excluded from the diluted net income per common share calculation because their exercise prices were greater than the market price of the Company’s common stock and were considered anti-dilutive.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements.  Significant estimates include the deferred tax asset valuation allowance and reserves on our inventory and accounts receivables.  Actual results may differ materially from these estimates.

Recently Issued Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements for level 3 fair value measurements (as defined in Note 4 to the Financial Statements below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We do not believe the adoption of ASU 2011-04 will have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. We do not believe ASU 2011-05 will have a material impact on our financial statements.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, which is intended to simplify how entities test for goodwill impairment  by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim goodwill impairments tests for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

NOTE B  –  COMMITMENTS AND FACILITIES

Plymouth Facility:  The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations. This operating lease expires November 30, 2013. The Company also leases various pieces of office equipment. For the years ended September 30, 2011 and 2010, total rent expense was $384,000 and $337,000 respectively. At September 30, 2011, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2012	$273,973
2013	281,680
2014	51,053
2015	879
Total minimum lease payments	$607,585

Aberdeen Facility:  During the second quarter of fiscal 2011, the Company received and accepted a purchase offer for the facility.  In June 2011, the Company completed the sale of the facility and land in the amount of $725,000. The final proceeds to the Company after transaction costs were $660,000. We recorded a gain on the sale of these assets of approximately $37,000 in the third quarter of fiscal 2011.

NOTE C  – SHAREHOLDERS’ EQUITY

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

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions for the years ended September 30:

	2011	2010
Expected volatility	81%	67%
Expected life (in years)	6 years	5 years
Expected dividends	0%	0%
Risk-free interest rate	1.69%	2.08%
Weighted-average grant-date fair value	$4.14	$1.75

The Company had two stock option plans which are used as an incentive for directors, officers, and other employees. The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares as opposed to treasury shares. The employee plan has 1,016,514 shares available for issue as of September 30, 2011. As of September 30, 2011, $1,126,010 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.08 years. The Company recorded related compensation expense for the years ended September 30, 2011 and 2010 of $535,347 and $167,725, respectively. There were 62,028 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the year the year ended September 30, 2011 and 2010 was $1,237,000 and $55,800, respectively.

NOTE C – SHAREHOLDERS’ EQUITY - Continued

Option transactions under these plans during the year ended September 30, 2011 and 2010 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2009	999,700	$1.08
Granted	233,000	2.85	$1.75
Cancelled or Forfeited	(53,500)	1.34
Exercised	(40,700)	1.22
Outstanding at September 30, 2010	1,138,500	$1.40
Granted	320,920	6.26	$4.14
Cancelled or Forfeited	(21,934)	1.72
Exercised	(237,161)	1.24
Outstanding at September 30, 2011	1,200,325	$2.72

The following table summarizes information concerning options exercisable under the Options Plans at:

Year ended	Exercisable	Weighted average remaining contractual life	Weighted average exercise price
September 30, 2011	525,930	5.33 years	$1.85
September 30, 2010	393,349	4.91 years	$1.09

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
September 30, 2011	1,200,325	5.39 years	$2.72	$3,267,854
September 30, 2010	1,138,500	6.11 years	$1.40	$1,589,444

Employee Stock Purchase Plan: The Clearfield Corporation 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phase that ended on December 31, 2010 and June 30, 2011, employees purchased 17,710 and 14,519 shares at a price of $2.13 and $3.44 per share, respectively. As of September 30, 2011, the Company has withheld approximately $36,500 from employees participating in the phase that began on July 1, 2011. After the employee purchase on June 30, 2011, 267,771 shares of common stock were available for future purchase under the ESPP.

NOTE  D  –  INCOME TAXES

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.  During the fourth quarter of fiscal year 2011, the Company reversed a portion of the deferred tax asset valuation allowance to record the valuation allowance at an amount that represents the amount of deferred tax assets that we believe are not more likely than not to be realized based upon estimates of future taxable income.   The Company considered all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $2.5 million. In addition, the company released valuation allowance each quarter in an amount in which the tax benefit generated offsets the tax provision realized from the quarter’s taxable income.

Our future potential taxable income was evaluated based primarily on anticipated operating results for fiscal years 2012 through 2014. We determined that projecting operating results beyond 2011 involves substantial uncertainty and we discounted forecasts beyond 2011 as a basis to support our deferred tax assets. Based upon the assessment of all available evidence, the Company released $2,481,000 of additional valuation allowance for the year ended September 30, 2011 which was recorded as a one-time income tax benefit.  As of September 30, 2011, the Company has a remaining valuation allowance of approximately $6.0 million, of which $1.2 million is short term and $4.8 million is long-term, against its remaining deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
	2011	2010
Current deferred income tax assets (liabilities):
Inventories	$142,648	$133,182
Accrued expenses and reserves	148,914	120,017
Prepaid expenses	(54,351)	(40,697)
Net operating loss carry forwards and credits	1,972,000	-
	2,209,211	212,502
Valuation allowance	(1,215,211)	(212,502)
Net current deferred tax asset	$994,000	$-

Long-term deferred income tax assets (liabilities):
Intangibles	$9,742	$23,455
Property and equipment depreciation	71,111	295,498
Net operating loss carry forwards and credits	8,639,729	11,833,662
Stock based compensation	36,427	32,503
Accrued expenses and reserves	22,059	28,673
Goodwill	(393,221)	(318,656)
	8,385,847	11,895,135
Valuation allowance	(4,827,050)	(9,749,773)
Net long-term deferred tax asset	$3,558,797	$2,145,362

NOTE  D  –  INCOME TAXES   – continued

As of September 30, 2011, the Company had U.S. federal net operating loss (NOL) carry forwards of approximately $27.3 million, representing a $9.1 million deferred tax asset. The U.S. federal net operating loss carry forwards will expire in 2020 through 2028 if not utilized.  As of September 30, 2010, the Company had U.S. federal net operating loss carry forwards of approximately $30.1 which were set to expire in fiscal years 2020 to 2028. The Company had a partial valuation allowance against this deferred tax asset as of September 30, 2011.

As of September 30, 2011, the Company had state net operating loss carry forwards of approximately $22.1 million, representing a $1.4 million deferred tax asset. The state net operating loss carry forwards will expire in 2013 through 2022 if not utilized.  The Company had a partial valuation allowance against this deferred tax asset as of September 30, 2011. As of September 30, 2010, the Company had state net operating loss carry forwards of approximately $23.0 million which were set to expire in fiscal years 2012 to 2022. The Company had a partial valuation allowance against this deferred tax asset as of September 30, 2011.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended September 30, 2011.   The Company’s NOL carry forwards referenced above at September 30, 2011 include $580,000 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $212,000 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2011, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

NOTE  D  –  INCOME TAXES   – continued

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following periods ended:

	September 30,	September 30,
	2011	2010
Federal statutory rate	34%	34%
State income taxes	2%	2%
Permanent differences	5%	5%
Change in valuation allowance	(101%)	(32%)
Tax rate	(60%)	9%

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30,	September 30,
	2011	2010
Current:
Federal	$67,700	$17,097
State	23,592	15,509
	91,292	32,606
Deferred:
Federal	1,396,292	998,162
State	116,289	(1,563,647)
	1,512,581	(565,485)
Valuation allowance	(3,920,015)	654,337
Income tax expense (benefit)	$(2,316,142)	$121,458

As of September 30, 2011 and 2010, the current income tax payable was $49,000 and $17,000 respectively.

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits. The Company did not recognize any interest or penalties during the years ended September 30, 2011 or 2010.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 1994. The Company changed its fiscal year in 2007 to September 30.

NOTE  E  –  CONCENTRATIONS

Suppliers:   The Company purchases critical components for our products, including injection molded parts and connectors from third parties, some of whom are single- or limited-source suppliers. If any of our suppliers are unable to ship critical components, we may be unable to manufacture and ship products to our distributors or customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

Customers: One customer, Power & Telephone Supply Company (Power and Tel), who serves as a reseller of our product to a range of independent telephone carriers as well as cable service operators, comprised approximately 21% and 20% of total sales for the periods ended September 30, 2011 and September 30, 2010, respectively.

At September 30, 2011 and 2010, two customers accounted for 24% and 35% of accounts receivable.  Graybar Electric, Inc., also a reseller, accounted for 14% and 13%, and Power and Tel accounted for 10% and 22% of accounts receivable.   Graybar sales did not exceed 10% of total sales for the year ended September 30, 2011 and 2010. Power & Tel and Graybar purchase our product through a standard form of purchase order.

NOTE  F  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan covering all employees.  The Company matches 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that is contributed by the participant.  The Company’s contributions under this plan were $232,244 and $191,977 for the years ended September 30, 2011 and September 30, 2010.

NOTE  G – CERTAIN RELATIONSHIPS AND TRANSACTIONS

On June 28, 2007, we sold all of our interest in our Indian subsidiary to an entity controlled by Anil K. Jain, our former chief executive officer, on terms deemed by the independent directors to be fair and reasonable to the Company.  The purchase price of $500,000 was payable over five years and was fully secured by pledges of Clearfield, Inc. stock and Dr. Jain’s payments under his separation agreement, as well as by a guarantee from Dr. Jain. The note was paid in full June 23, 2010 in the amount of $400,000. Interest income related to this note in the amount of $19,474 was recorded in the fiscal year ended September 30, 2010.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 is incorporated herein by reference to Company’s proxy statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2012 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)           Financial Statements.

The financial statements of Clearfield, Inc. are filed herewith under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)           Financial Statement Schedules for fiscal years ended September 30, 2011 and September 30, 2010.

None.

(b)           Exhibits.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1
Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000
Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.3	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.4	Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.5	2007 Stock Compensation Plan, as amended	Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on February 24, 2011.
*10.6	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on for 8-K dated December 16, 2008
*10.7	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on for 8-K dated December 16, 2008

Number	Description	Incorporated by Reference to
*10.8	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.9	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
23.1	Consent of Grant Thornton LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**

 * Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: November 30, 2011	By /s/ Cheryl P. Beranek
Cheryl P. Beranek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby constitutes and appoints Cheryl P. Beranek and Daniel Herzog and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer )	November 30, 2011

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 30, 2011

/s/ Ronald G. Roth Ronald G. Roth	Director	November 30, 2011

/s/ John G. Reddan John G. Reddan	Director	November 30, 2011

/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	November 30, 2011

/s/ Donald R. Hayward Donald R. Hayward	Director	November 30, 2011

/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 30, 2011