Form 10-Q
period 2011-12-31
Clearfield, Inc.
filed 2012-01-27
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

[  ] Large accelerated filer   [  ] Accelerated filer    [  ] Non-accelerated filer   [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES       NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 20, 2012
Common stock, par value $.01	12,326,233

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	December 31, 2011	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$7,375,003	$11,281,027
Short-term investments	3,878,000	1,849,000
Accounts receivable, net	2,026,758	3,228,864
Inventories	2,528,067	2,757,151
Deferred taxes	994,000	994,000
Other current assets	228,551	170,243
Total Current Assets	17,030,379	20,280,285

Property, plant and equipment, net	930,690	986,031

Other Assets
Long-term investments	5,314,000	2,707,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	3,537,692	3,558,797
Other	199,467	199,467
Total other assets	11,621,670	9,035,775
Total Assets	$29,582,739	$30,302,091

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	969,756	1,439,611
Accrued compensation	1,035,146	2,465,132
Accrued expenses	72,726	106,383
Total current liabilities	2,077,628	4,011,126
Deferred rent	56,202	61,794
Total Liabilities	2,133,830	4,072,920

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding
Common stock, authorized 50,000,000, $.01 par value; 12,326,233 and 12,270,691, shares issued and outstanding at December 31, 2011 and September 30, 2011	123,262	122,707
Additional paid-in capital	53,621,722	53,402,138
Accumulated deficit	(26,296,075)	(27,295,674)
Total Shareholders’ Equity	27,448,909	26,229,171
Total Liabilities and Shareholders’ Equity	$29,582,739	$30,302,091

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended December 31,
	2011	2010

Revenues	$9,165,201	$7,246,669

Cost of sales	5,370,919	4,280,716

Gross profit	3,794,282	2,965,953

Operating expenses
Selling, general and administrative	2,773,114	2,459,319
Income from operations	1,021,168	506,634

Other income
Interest income	27,182	29,508
Other income	-	500
	27,182	30,008
Income before income taxes	1,048,350	536,642

Income tax expense	48,751	35,484

Net income	$999,599	$501,158

Net income per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

Weighted average shares outstanding:
Basic	12,299,554	12,019,289
Diluted	12,726,293	12,629,943

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended December 31
	2011	2010
Cash flows from operating activities
Net income	$999,599	$501,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,081	105,236
Deferred taxes	21,105	21,105
Loss on disposal of assets	21,081	-
Stock based compensation	112,153	58,287
Changes in operating assets and liabilities:
Accounts receivable, net	1,202,106	925,045
Inventories	230,693	(92,949)
Prepaid expenses and other	(58,308)	3,045
Accounts payable and accrued expenses	(1,939,090)	120,342
Net cash provided by operating activities	685,420	1,641,269

Cash flows from investing activities
Purchases of property and equipment	(63,430)	(38,413)
Purchases of investments	(5,232,000)	(160,659)
Proceeds from maturities of investments	596,000	195,527
Net cash used in investing activities	(4,699,430)	(3,545)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	70,305	37,722
Proceeds from issuance of common stock upon exercise of stock options	37,681	10,530
Net cash provided by financing activities	107,986	48,252

Increase (decrease) in cash and cash equivalents	(3,906,024)	1,685,976

Cash and cash equivalents, beginning of period	11,281,027	5,285,719

Cash and cash equivalents, end of period	$7,375,003	$6,971,695

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

	Three Months Ended December 31
	2011	2010
Net income per common share — basic:
Net income	$999,599	$501,158
Weighted average shares outstanding basic	12,299,554	12,019,289
Net income per common share	$0.08	$0.04

Net income per common share — diluted
Net income	$999,599	$501,158
Weighted average shares outstanding	12,299,554	12,019,289
Dilutive impact of common stock equivalent outstanding	426,739	610,654
Weighted average shares outstanding— diluted	12,726,293	12,629,943
Net income per common share — diluted	$0.08	$0.04

Note  3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011	September 30, 2010
Less than one year	$3,878,000	$1,849,000
1-3 years	5,314,000	2,707,000
Total	$9,192,000	$4,445,000

Note 4.  Stock Based Compensation

The Company recorded $112,153 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the three-month period ended December 31, 2011.  The Company recorded $58,287 of compensation expense related to current and past equity awards for the three-month period ended December 31, 2010.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of December 31, 2011, $1,021,887 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 5.6 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month period ended December 31, 2010.  The weighted-average fair values at the grant date for options issued during the three months ended December 31, 2010 was $1.92. This fair value was estimated at grant date using the weighted-average assumptions listed below.

Three months ended December 31, 2010
Dividend yield	0%
Expected volatility	74.17%
Average risk-free interest rate	1.58%
Expected life	6 years
Vesting period	3 years

During the three month period ended December 31, 2011, the Company did not grant any incentive stock options or non-qualified stock options. During the three-month period ended December 31, 2010, the Company granted key employees incentive stock options to purchase an aggregate of 5,000 shares of common stock with a contractual term of 7 years, a three year vesting term and an exercise price of $3.00 with a fair value of $1.92 per share.

During the three month period ended December 31, 2011, exercised stock options totaled 46,106 shares, resulting in $37,681 of proceeds to the Company. During the three month period ended December 31, 2010, exercised stock options totaled 7,132 shares, resulting in $10,530 of proceeds to the Company.

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

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2011 and December 31, 2010, employees purchased 11,267 and 17,710 shares at a price of $6.24 and $2.13 per share, respectively. After the employee purchase on December 31, 2011, 256,504 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	December 31, 2011	September 30, 2011
Raw materials	$2,102,051	$2,158,647
Work-in-progress	162,077	304,793
Finished goods	263,939	293,711
	$2,528,067	$2,757,151

Note 6.  Facilities

 During the second quarter of fiscal 2011, the Company received and accepted a purchase offer on its Aberdeen, South Dakota facility.  The Company had not occupied the facility since fiscal year 2006.  In June 2011, the Company completed the sale of the facility and land in the amount of $725,000. The final proceeds to the Company after transaction costs were $660,000. The Company recorded a gain on the sale of these assets of approximately $37,000 in the third quarter of fiscal 2011.

Note 7.  Major Customer Concentration

One customer, Power & Telephone Supply Company (Power & Tel) who serves as a reseller of the Company’s product to a range of Tier 2 and Tier 3 Telco carriers as well as cable service operators, comprised approximately 25% and 27% of total sales for the three months ended December 31, 2011 and 2010, respectively.

At December 31, 2011, two customers accounted for 23% of accounts receivable.  KGP Logistics, Inc., (KGP)  a reseller, accounted for 13% and Power & Tel accounted for 10%.  At December 31, 2010, Power & Tel accounted for 29% of accounts receivable.  KGP’s sales did not exceed 10% of total sales for the three months ended December 31, 2011 or 2010. Power & Tel and KGP purchase our product through a standard form of purchase order.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth fiscal quarter ended September 30, 2011 did not indicate an impairment of goodwill.  During the quarter ended December 31, 2011, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. The Company currently has three patents pending with the U.S. Patent Office and in foreign countries.

Note 9. Income Taxes

The Company recorded a provision for income taxes of approximately $49,000 and $35,000, for the three months ended December 31, 2011 and 2010, respectively.  The Company’s tax provision includes estimated current federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  Our year-to-date net change in valuation allowance is $373,000.   This change consists of $395,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction is partially offset by a $22,000 increase  in valuation  allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” approach as required by Accounting Standards Codification (“ASC”) 740.

As of September 30, 2011 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $27,278,000 and $22,090,000, respectively, which expire in fiscal years 2013 to 2028 if not utilized. In fiscal 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of its loss carry-forwards were utilizable and not restricted under Section 382.

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

During the fourth quarter of fiscal year 2011, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of $2,481,000.  As of September 30, 2011, the Company had a remaining valuation allowance of approximately $6,042,000.

The Company future taxable income was evaluated based primarily on anticipated operating results from fiscal years 2012 through 2014.  The Company determined that projecting operating results beyond 2014 involves substantial uncertainty and the Company discounted forecasts beyond 2014 as a basis to support its deferred tax assets.  Based upon the assessment of all available evidence, the Company reversed a portion of its valuation allowance for the quarter ended December 31, 2011 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income.  The Company will continue to assess the assumptions it uses to determine the amount of its valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future taxable income and other factors. If the valuation allowance is reduced, the Company would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, we would record additional income tax expense. For the three months ended December 31, 2011 and 2010, the Company has reduced its valuation allowance by approximately $373,000 and $217,000 respectively.

As of December 31, 2011, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10.  Accounting Pronouncements

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Our adoption of ASU 2011-04 became effective the first quarter of fiscal 2012 and had no material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us beginning after December 15, 2012 and should be applied retrospectively.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, which is intended to simplify how entities test for goodwill impairment  by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim goodwill impairments tests for fiscal years beginning after December 15, 2011. Our adoption of ASU 2011-08 became effective the first quarter of fiscal 2012 and had no material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2011, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three and three-month periods ended December 31, 2011 and 2010 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2011.

OVERVIEW

General

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site.  The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone), multiple service operators (cable), wireless service providers, municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). Clearfield has expanded its product offerings and broadened its customer base during the last five years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 VS. THREE MONTHS ENDED DECEMBER 31, 2010

Revenues for the first fiscal quarter of 2012 ended December 31, 2011 were $9,165,000, an increase of 26% or approximately $1,918,000 from revenue of $7,247,000, for the first fiscal quarter of 2011. Revenue growth was experienced from existing clients as well as from the development of new accounts. The Company continued to experience gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. One of the revenue drivers was an increase in product sales to engineering contractors providing Engineer, Furnish and Installation (EF&I) services to telco and cable broadband operators.  These gains were throughout the product line. Revenues derived from distributor arrangements continued to increase as additional distributors are now representing the Company. Revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds).  The market continues to experience challenges associated with the limited supply of fiber cable and uncertainty over federal policy toward the Universal Service Fund, a federal program to support the delivery of telecommunications services to non-metropolitan communities, which has influenced the buying patterns of Clearfield’s customer base. Operating results for the first quarter of fiscal year 2012 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the first quarter of fiscal 2012 was $5,371,000, an increase of $1,090,000, or 26% from the $4,281,000 comparable period.  Gross margin improved to 41.4% from 40.9% for comparable first quarters of fiscal 2012 and 2011. Gross profit increased from $2,966,000 for the first quarter of fiscal 2011 to $3,794,000 for the first fiscal quarter of 2012, an increase of 28% or $828,000. The year-over-year gain in gross profit percentage is derived from strategic sourcing and improved manufacturing processes designed to optimize margins. In addition, a product mix that continues to favor Clearfield value-added features teamed with these continual improvements in our manufacturing processes, which have resulted in greater manufacturing efficiency and absorption of factory overhead.

Selling, general and administrative expenses increased 13% or $314,000 from $2,459,000 for the first fiscal quarter of 2011 to $2,774,000 for the first fiscal quarter of 2012. This increase is primarily composed of $118,000 in higher compensation expenses, mainly associated with an increase in sales personnel. Marketing expenses increased $113,000 as a result of higher advertising and tradeshow costs within the period. Stock based compensation expense increased $54,000 in the fiscal 2012 period as a result of a higher amount of employee stock options outstanding in the 2012 quarter versus 2011.

Income from operations for the first fiscal quarter of 2012 was $1,021,000 compared to income of $507,000 for the first fiscal quarter of 2011, an improvement of $515,000 or 102%. This improvement is attributable to increased revenue and improved gross margin.

Interest income for the quarter ended December 31, 2011 was $27,000 compared to $30,000 for the comparable period for fiscal 2011. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense was $49,000 and $35,000 for the quarters ended December 31, 2011 and 2010, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $21,000 and $21,000 respectively for each of the corresponding quarters. The balance of the income tax expense was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the first quarter of fiscal 2012 ended December 31, 2011 was $1,000,000, or $0.08 per basic and diluted share. For the first quarter of fiscal 2011 ended December 31, 2010 the Company reported net income of $501,000, or $0.04 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $11,253,000 at December 31, 2011 compared to $13,130,000 at September 30, 2011.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $5,314,000 at December 31, 2011, compared to $2,707,000 at September 30, 2011.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At December 31, 2011, Clearfield had no debt along with $16,567,000 in cash and investments, up $730,000 from $15,837,000 from fiscal year end September 30, 2011.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalent cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at December 31, 2011, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities totaled $685,000 for the three months ended December 31, 2011. This was primarily due to net income of $1,000,000, which includes non-cash expenses for depreciation of $96,000, deferred taxes of $21,000, loss on asset disposals of $21,000, and stock based compensation of $112,000. Changes in cash from operating assets and liabilities include decreases in accounts receivable of $1,200,000 and inventory of $231,000, along with increases in prepaid expenses of $58,000 and accounts payable and accrued expenses of $1,939,000. The decrease in cash from accounts payable and accrued expenses reflects fiscal 2011 accrued bonus compensation accruals paid in the first quarter of fiscal 2012.

Net cash generated from operating activities for the three months ended December 31, 2010 totaled $1,641,000. This was primarily due to net income of $501,000, depreciation of $105,000, deferred taxes of $21,000, stock based compensation of $58,000 and a decrease in accounts receivable of $925,000 and an increase in accounts payable of $120,000.  This was offset by an increase in inventories of $93,000. The source of cash from accounts receivable primarily results from higher sales levels in the fourth quarter of fiscal 2010 over the first quarter of fiscal 2011.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three month period ended December 31, 2011 we used cash to purchase $5,232,000 of FDIC-backed securities and received $596,000 on CDs that matured.  Purchases of capital equipment, mainly information technology equipment and vehicles, consumed $63,000 of cash.

During the three-month period ended December 31, 2010 we utilized cash to purchase $161,000 of securities and received $195,000 on CDs that have matured.  Purchases of capital consumed $38,000 of cash during the three month period ended December 31, 2010.

Financing Activities

For the three-month period ended December 31, 2011 we received $70,000 from employees’ participation and purchase of stock through our ESPP and $38,000 from the issuance of stock as a result of employees exercising options.

For the three month period ended December 31, 2010 we received $38,000 from employees’ participation and purchase of stock through our ESPP and received $11,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Our adoption of ASU 2011-04 became effective the first quarter of fiscal 2012 and had no material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us beginning after December 15, 2012 and should be applied retrospectively. We do not believe ASU 2011-05 will have a material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, which is intended to simplify how entities test for goodwill impairment  by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim goodwill impairments tests for fiscal years beginning after December 15, 2011. Our adoption of ASU 2011-08 became effective the first quarter of fiscal 2012 and had no material impact on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

CLEARFIELD, INC.

January 27, 2012	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

January 27, 2012	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)