Form 10-Q
period 2012-03-31
Clearfield, Inc.
filed 2012-05-04
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 17, 2012
Common stock, par value $.01	12,339,275

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31, 2012	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$6,652,539	$11,281,027
Short-term investments	4,282,000	1,849,000
Accounts receivable, net	2,635,915	3,228,864
Inventories	3,077,388	2,757,151
Deferred taxes	994,000	994,000
Other current assets	454,772	170,243
Total Current Assets	18,096,614	20,280,285

Property, plant and equipment, net	924,291	986,031

Other Assets
Long-term investments	5,075,000	2,707,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	3,517,727	3,558,797
Other	227,560	199,467
Total other assets	11,390,798	9,035,775
Total Assets	$30,411,703	$30,302,091

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,648,867	1,439,611
Accrued compensation	981,612	2,465,132
Accrued expenses	29,784	106,383
Total current liabilities	2,660,263	4,011,126
Deferred rent	50,611	61,794
Total Liabilities	2,710,874	4,072,920

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding
Common stock, authorized 50,000,000, $.01 par value; 12,339,275 and 12,270,691, shares issued and outstanding at March 31, 2012 and September 30, 2011	123,393	122,707
Additional paid-in capital	53,741,584	53,402,138
Accumulated deficit	(26,164,148)	(27,295,674)
Total Shareholders’ Equity	27,700,829	26,229,171
Total Liabilities and Shareholders’ Equity	$30,411,703	$30,302,091

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Revenues	$7,112,097	$7,119,564	$16,277,298	$14,366,233

Cost of sales	4,392,668	4,225,825	9,763,587	8,506,541

Gross profit	2,719,429	2,893,739	6,513,711	5,859,692

Operating expenses
Selling, general and administrative	2,572,375	2,368,299	5,345,489	4,827,618
Income from operations	147,054	525,440	1,168,222	1,032,074

Other income
Interest income	26,363	26,953	53,545	56,461
Other income	-	15,000	-	15,500
	26,363	41,953	53,545	71,961
Income before income taxes	173,417	567,393	1,221,767	1,104,035

Income tax expense	41,490	34,906	90,241	70,390

Net income	$131,927	$532,487	$1,131,526	$1,033,645

Net income per share:
Basic	$0.01	$0.04	$0.09	$0.09
Diluted	$0.01	$0.04	$0.09	$0.08

Weighted average shares outstanding:
Basic	12,331,744	12,047,962	12,315,561	12,033,468
Diluted	12,790,232	12,757,259	12,758,174	12,693,443

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Six Months Ended March 31
	2012	2011
Cash flows from operating activities
Net income	$1,131,526	$1,033,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,794	190,341
Deferred taxes	41,070	42,211
Loss on disposal of assets	21,081	-
Stock based compensation	219,271	119,894
Changes in operating assets and liabilities:
Accounts receivable, net	592,949	261,646
Inventories	(318,628)	(301,402)
Prepaid expenses and other	(284,529)	(130,547)
Accounts payable and accrued expenses	(1,366,579)	539,843
Net cash provided by operating activities	232,955	1,755,631

Cash flows from investing activities
Purchases of property and equipment and intangible assets	(181,304)	(167,774)
Purchases of investments	(6,458,000)	(160,659)
Proceeds from maturities of investments	1,657,000	627,527
Net cash provided by (used in) investing activities	(4,982,304)	299,094

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	70,305	37,722
Proceeds from issuance of common stock upon exercise of stock options	50,556	21,601
Net cash provided by financing activities	120,861	59,323

Increase (decrease) in cash and cash equivalents	(4,628,488)	2,114,048

Cash and cash equivalents, beginning of period	11,281,027	5,285,719

Cash and cash equivalents, end of period	$6,652,539	$7,399,767

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

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Net income per common share — basic:
Net income	$131,927	$532,487	$1,131,526	$1,033,645
Weighted average shares outstanding— basic	12,331,744	12,047,962	12,315,561	12,033,468
Net income per common share	$0.01	$0.04	$0.09	$0.09

Net income per common share — diluted:
Net income	$131,927	$532,487	$1,131,526	$1,033,645
Weighted average shares outstanding	12,331,744	12,047,962	12,315,561	12,033,468
Dilutive impact of common stock equivalent outstanding	458,488	709,297	442,613	659,975
Weighted average shares outstanding— diluted	12,790,232	12,757,259	12,758,174	12,693,443
Net income per common share — diluted	$0.01	$0.04	$0.09	$0.08

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012	September 30, 2011
Less than one year	$4,282,000	$1,849,000
1-3 years	5,075,000	2,707,000
Total	$9,357,000	$4,556,000

Note 4.  Stock Based Compensation

The Company recorded $219,271 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the six month period ended March 31, 2012.  The Company recorded $119,894 of compensation expense related to current and past equity awards for the six month period ended March 31, 2011.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of March 31, 2012, $968,109 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 4.9 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the six months ended March 31, 2012 and March 31, 2011. The weighted-average fair values at the grant date for options issued during the six months ended March 31, 2012 and 2011 were $4.12 and $3.29, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Six months ended March 31, 2012	Six months ended March 31, 2011
Dividend yield	0%	0%
Expected volatility	82.25%	79.17%
Average risk-free interest rate	1.14%	2.04%
Expected life	6 years	6 years
Vesting period	1 year	1-3 year

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

During the six month period ended March 31, 2012, the Company granted non-employee directors non-qualified stock options to purchase an aggregate of 12,000 shares of common stock with a contractual term of 6 years, a vesting term of one year, an exercise price of $5.91 and a fair value of $4.12 per share. During the six month period ended March 31, 2011, the Company granted key employees incentive stock options and granted non-employee directors non-qualified stock options to purchase an aggregate of 17,500 shares of common stock with contractual terms  of 6 years, vesting terms between one and three years and a weighted average exercise price of $4.67 with a fair value of $3.29 per share.

During the six month period ended March 31, 2012, exercised stock options totaled 59,190 shares, resulting in $50,556 of proceeds to the Company. During the six month period ended March 31, 2011, exercised stock options totaled 21,764 shares, resulting in $21,601 of proceeds to the Company.

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2011 and December 31, 2010, employees purchased 11,267 and 17,710 shares at a price of $6.24 and $2.13 per share, respectively. After the employee purchase on December 31, 2011, 256,504 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	March 31, 2012	September 30, 2011
Raw materials	$2,431,253	$2,158,647
Work-in-progress	370,286	304,793
Finished goods	275,849	293,711
	$3,077,388	$2,757,151

Note 6.  Major Customer Concentration

One customer, Power & Telephone Supply Company (Power & Tel), who serves as a reseller of the Company’s product to a range of Tier 2 and Tier 3 Telco carriers as well as cable service operators, comprised approximately 25% of total sales for each of the six month periods ended March 31, 2012 and 2011, respectively.

At March  31, 2012, one customer, Power & Tel, accounted for 12% of accounts receivable.   At March 31, 2011, two customers accounted for 42% of accounts receivable. Calix, a broadband communications equipment supplier, accounted for 31%, and Power & Tel accounted for 11%. Power & Tel and Calix purchase our product through a standard form of purchase order.

Note 7.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth fiscal quarter ended September 30, 2011 did not indicate an impairment of goodwill.  During the quarter ended March 31, 2012, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. The Company currently has patents pending with the U.S. Patent Office and in foreign countries.

Note 8.  Income Taxes

The Company recorded a provision for income taxes of approximately $41,000 and $35,000, for the three months ended March 31, 2012 and 2011, respectively.  The Company’s tax provision includes estimated current federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  Our year-to-date net change in valuation allowance is $447,000.  This change consists of $473,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction is partially offset by a $26,000 increase in valuation allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” criteria.

As of September 30, 2011 the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $27,239,000 and $22,245,000, respectively, which expire in fiscal years 2013 to 2028 if not utilized. In fiscal 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of its loss carry-forwards were utilizable and not restricted under Section 382.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of net operating loss carry-forward and other deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability.

During the fourth quarter of fiscal year 2011, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including its historical operating results, current financial condition, and potential future taxable income.  The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of $2,481,000.  As of September 30, 2011, the Company had a remaining valuation allowance of approximately $6,042,000.

The Company’s future taxable income was evaluated based primarily on anticipated operating results from fiscal years 2012 through 2014.  The Company determined that projecting operating results beyond 2014 involves substantial uncertainty and the Company discounted forecasts beyond 2014 as a basis to support its deferred tax assets.  Based upon the assessment of all available evidence, the Company reversed a portion of its valuation allowance for the quarter ended March 31, 2012 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income.  The Company will continue to assess the assumptions it uses to determine the amount of its valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future taxable income and other factors. If the valuation allowance is reduced, the Company would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, we would record additional income tax expense. For the three months ended March 31, 2012 and 2011, the Company has reduced its valuation allowance by approximately $74,000 and $182,000 respectively.

As of March 31, 2012, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2011, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three and six month periods ended March 31, 2012 and 2011 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2011.

OVERVIEW

General

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site.  The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone), multiple service operators (or MSO’s) (cable), wireless service providers, municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). Clearfield has expanded its product offerings and broadened its customer base during the last five years.
The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

Revenues for the second fiscal quarter of 2012 ended March 31, 2012 were $7,112,000, relatively unchanged from revenue of $7,120,000, for the second fiscal quarter of 2011. Revenue gains in the second quarter of fiscal 2012 were achieved in product sales to engineering contractors providing Engineer, Furnish and Installation (EF&I) services to telco and cable broadband operators, as well as MSO’s. In addition, revenues derived from distributor arrangements continued to increase as additional distributors are now representing the Company compared to the prior year quarter. These revenue increases were offset by lower revenues to system integrators in the second quarter of fiscal 2012 versus the 2011 second quarter. Revenues were positively affected in both periods by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds).  The market continues to experience challenges associated with the limited supply of fiber cable. In addition, uncertainty regarding the effect of changes to the Universal Service Fund, a federal program to support the delivery of telecommunications services to rural and communities with high-cost delivery metrics, has influenced the buying patterns of tier 3 service providers. Operating results for the second quarter of fiscal year 2012 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the second quarter of fiscal 2012 was $4,393,000, an increase of $167,000, or 4% from $4,226,000 in the comparable period.  Gross margin decreased to 38.2% in the second quarter of fiscal 2012 from 40.6% for the second quarter of fiscal 2011. Gross profit decreased from $2,894,000 for the second quarter of fiscal 2011 to $2,719,000 for the second fiscal quarter of 2012, a decrease of 6% or $175,000. The decrease in gross profit was primarily the result of lower margins in the second quarter of fiscal 2012 relating to a higher percentage of our revenue being achieved through our sales distribution channels versus the 2011 second quarter. The Company continues to be committed to developing our channel distribution programs in step with our ongoing improvements in our manufacturing processes in order to facilitate future improvements in gross profit.

Selling, general and administrative expenses increased 9% or $204,000 from $2,368,000 for the second quarter of 2011 to $2,572,000 for the second fiscal quarter of 2012. This increase is primarily composed of $221,000 in higher selling expenses, mainly associated with an increase in sales personnel. Marketing expenses increased $66,000, mainly as a result of higher advertising and tradeshow costs within the period. Stock based compensation expense increased $46,000 in the second quarter of fiscal 2012 as a result of a higher number of employee stock options outstanding in the 2012 second quarter versus the 2011 second quarter. Offsetting these increases was a decrease in incentive compensation expense in the amount of $156,000 in the fiscal 2012 period versus the comparable period in fiscal 2011.

Income from operations for the second fiscal quarter of 2012 was $147,000 compared to income of $525,000 for the second fiscal quarter of 2011, a decrease of $378,000 or 72%. This reduction is attributable to the decrease in gross margin and increased selling, general and administrative expenses within the period.

Interest income for the quarter ended March 31, 2012 was $26,000 compared to $30,000 for the comparable period for fiscal 2011. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense was $41,000 and $35,000 for the quarters ended March 31, 2012 and 2011, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $21,000 and $21,000 respectively for each of the corresponding quarters. The balance of the income tax expense was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the second quarter of fiscal 2012 ended March 31, 2012 was $132,000, or $0.01 per basic and diluted share. For the second quarter of fiscal 2011 ended March 31, 2011 the Company reported net income of $532,000, or $0.04 per basic and diluted share.

SIX MONTHS ENDED MARCH 31, 2012 VS. SIX MONTHS ENDED MARCH 31, 2011

Revenues for the six months ended March 31, 2012 were $16,277,000, an increase of 13% or approximately $1,911,000 from revenue of $14,366,000 for the first six months of fiscal 2011. Revenue growth was experienced from existing clients as well as from the development of new accounts. The growth in revenue includes  gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. The increase in revenue includes the gains in product sales to engineering contractors providing EF&I services to telco and cable broadband operators.  Revenues derived from distributor arrangements have continued to increase as additional distributors are now representing the Company as compared to the prior year. These revenue increases in the six month period ended March 31, 2012 were offset by lower revenues to system integrators in the comparable six month period in fiscal 2011. Revenues were positively affected by early stage deployments associated with the American Recovery and Reinvestment Act (stimulus funds) in both periods.  Operating results for the first two quarters of fiscal year 2012 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the six months ended March 31, 2012 was $9,764,000, an increase of $1,257,000, or 15%,  from $8,507,000 in the comparable period.  Gross margin was 40% in fiscal 2012, relatively unchanged from 40.8% for the comparable six month period in fiscal 2011. Gross profit increased $654,000, or 11%, to $6,514,000 for the six months ended March 31, 2012 from $5,860,000 in the comparable period in fiscal 2011.  The year-over-year increase in gross profit is primarily a result of increased sales volume, mainly through additional sales distribution channels than prior year.

Selling, general and administrative expenses increased 11%, or $517,000, from $4,828,000 for the first six months of fiscal 2011 to $5,345,000 for the first six months of fiscal 2012. This increase is primarily composed of $488,000 in higher selling expenses, mainly associated with an increase in sales personnel. Marketing expenses increased $180,000 as a result of higher advertising and tradeshow costs within the period. Stock based compensation expense increased $99,000 in the fiscal 2012 period as a result of a higher amount of employee stock options outstanding in the six month period ended March 31, 2012 quarter versus 2011. Offsetting these increases was a decrease of $164,000 in incentive compensation in the six month period ending March 31, 2012 versus the comparable period in fiscal 2011.

Income from operations for the six months ended March 31, 2012 was $1,168,000 compared to income of $1,032,000 for the first six months of fiscal 2011, an improvement of $136,000, or 13%. This improvement is attributable to increased revenue and gross margin.

Interest income for the six months ended March 31, 2012 was $54,000 compared to $56,000 for the comparable period for fiscal 2011. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense was $90,000 and $70,000 for the first six months ended March 31, 2012 and 2011, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $42,000 and $42,000, respectively, for each of the corresponding six month periods. The balance of the income tax expense was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the first six months of fiscal 2012 ended March 31, 2012 was $1,132,000, or $0.09 per basic and diluted share. The Company’s net income for the first six months of fiscal 2011 ended March 31, 2011 was $1,034,000, or $0.09 per basic share and $0.08 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $10,935,000 at March 31, 2012 compared to $13,130,000 at September 30, 2011.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $5,075,000 at March 31, 2012, compared to $2,707,000 at September 30, 2011.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At March 31, 2012, Clearfield had no debt along with $16,010,000 in cash and equivalents and investments, up $173,000 from $15,837,000 from fiscal year end September 30, 2011.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalent cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at March 31, 2012, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities totaled $233,000 for the six months ended March 31, 2012. This was primarily due to net income of $1,132,000, and non-cash expenses for depreciation and amortization of $197,000, deferred taxes of $41,000, loss on asset disposals of $21,000, and stock based compensation of $219,000. Changes in operating assets and liabilities using cash include increases in inventory of $319,000, other current assets of $285,000, and a decrease in accounts payable and accrued expenses of $1,367,000. Changes in operating assets and liabilities providing cash was a result of a decrease in accounts receivable of $593,000. The decrease in cash from accounts payable and accrued expenses mainly reflects fiscal 2011 accrued bonus compensation accruals paid in the first quarter of fiscal 2012.

Net cash generated from operating activities totaled $1,756,000 for the six months ended March 31, 2011. This was primarily due to net income of $1,034,000, and non-cash expenses for depreciation of $190,000, deferred taxes of $42,000, and stock based compensation of $120,000.  Changes in operating assets and liabilities using cash were increases in inventory of $301,000 and other current assets of $131,000. Changes in operating assets and liabilities providing cash were a decrease in accounts receivable of $262,000 and an increase in accounts payable and accrued expenses of $540,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six month period ended March 31, 2012 we used cash to purchase $6,458,000 of FDIC-backed securities and received $1,657,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology equipment and vehicles, consumed $181,000 of cash.

During the six month period ended March 31, 2011 we utilized cash to purchase $161,000 of securities and received $628,000 on CDs that have matured.  Purchases of capital equipment and information technology equipment consumed $168,000 of cash during the six month period ended March 31, 2011.

Financing Activities

For the six month period ended March 31, 2012 we received $70,000 from employees’ participation and purchase of stock through our ESPP and $51,000 from the issuance of stock as a result of employees exercising options.

For the six month period ended March 31, 2011 we received $38,000 from employees’ participation and purchase of stock through our ESPP and received $22,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company hereby furnishes a press release issued on April 26, 2012, attached hereto as Exhibit 99.1.  The press release discloses material non-public information regarding the Company’s results of operations for the quarter ended March 31, 2012.

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

Exhibit 99.1 – Press Release issued by Clearfield, Inc. on April 26, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARFIELD, INC.

May 4, 2012	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)