Form 10-Q
period 2012-06-30
Clearfield, Inc.
filed 2012-07-31
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[X] YES      [ ] NO

Indicate by check mark whether the registrant is a “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [ ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES [ ]      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 17, 2012
Common stock, par value $.01	12,460,845

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED
	June 30, 2012	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$5,980,743	$11,281,027
Short-term investments	5,837,000	1,849,000
Accounts receivable, net	4,092,673	3,228,864
Inventories	3,000,307	2,757,151
Deferred taxes	994,000	994,000
Other current assets	521,686	170,243
Total Current Assets	20,426,409	20,280,285

Property, plant and equipment, net	934,954	986,031

Other Assets
Long-term investments	4,806,000	2,707,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	3,497,192	3,558,797
Other	229,779	199,467
Total other assets	11,103,482	9,035,775
Total Assets	$32,464,845	$30,302,091

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,287,815	1,439,611
Accrued compensation	1,337,904	2,465,132
Accrued expenses	74,550	106,383
Total Current Liabilities	2,700,269	4,011,126
Deferred rent	45,019	61,794
Total Liabilities	2,745,288	4,072,920

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding
Common stock, authorized 50,000,000, $.01 par value; 12,460,845 and 12,270,691, shares issued and outstanding at June 30, 2012 and September 30, 2011	124,608	122,707
Additional paid-in capital	54,017,137	53,402,138
Accumulated deficit	(24,422,188)	(27,295,674)
Total Shareholders’ Equity	29,719,557	26,229,171
Total Liabilities and Shareholders’ Equity	$32,464,845	$30,302,091

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenues	$10,793,755	$10,124,665	$27,071,053	$24,490,898

Cost of sales	6,236,984	5,805,914	16,000,571	14,312,455

Gross profit	4,556,771	4,318,751	11,070,482	10,178,443

Operating expenses
Selling, general and administrative	2,774,253	3,032,036	8,119,742	7,859,654
Income from operations	1,782,518	1,286,715	2,950,740	2,318,789

Other income
Interest income	23,878	26,604	77,423	83,065
Other income	-	10,000	-	25,500
	23,878	36,604	77,423	108,565
Income before income taxes	1,806,396	1,323,319	3,028,163	2,427,354

Income tax expense	64,436	45,489	154,677	115,879

Net income	$1,741,960	$1,277,830	$2,873,486	$2,311,475

Net income per share:
Basic	$0.14	$0.11	$0.23	$0.19
Diluted	$0.14	$0.10	$0.23	$0.18

Weighted average shares outstanding:
Basic	12,388,162	12,097,670	12,339,673	12,054,868
Diluted	12,670,400	12,829,497	12,728,828	12,738,794

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30
	2012	2011
Cash flows from operating activities
Net income	$2,873,486	$2,311,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,614	266,419
Deferred taxes	61,605	61,605
Loss on disposal of assets	21,081	(44,352)
Stock based compensation	326,651	208,557
Changes in operating assets and liabilities:
Accounts receivable, net	(863,809)	(394,606)
Inventories	(241,547)	(685,263)
Prepaid expenses and other	(351,443)	(125,338)
Accounts payable and accrued expenses	(1,332,165)	1,471,856
Net cash provided by operating activities	793,473	3,070,353

Cash flows from investing activities
Purchases of property and equipment and intangible assets	(297,006)	(577,919)
Proceeds from sale of assets	-	660,292
Purchases of investments	(8,661,000)	(1,395,659)
Proceeds from maturities of investments	2,574,000	1,039,690
Net cash used in investing activities	(6,384,006)	(273,596)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	142,542	87,667
Proceeds from issuance of common stock upon exercise of stock options	147,707	58,944
Net cash provided by financing activities	290,249	146,611

Increase (decrease) in cash and cash equivalents	(5,300,284)	2,943,368

Cash and cash equivalents, beginning of period	11,281,027	5,285,719

Cash and cash equivalents, end of period	$5,980,743	$8,229,087

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

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Net income per common share — basic:
Net income	$1,741,960	$1,277,830	$2,873,486	$2,311,475
Weighted average shares outstanding— basic	12,388,162	12,097,670	12,339,673	12,054,868
Net income per common share	$0.14	$0.11	$0.23	$0.19

Net income per common share — diluted:
Net income	$1,741,960	$1,277,830	$2,873,486	$2,311,475
Weighted average shares outstanding	12,388,162	12,097,670	12,339,673	12,054,868
Dilutive impact of common stock equivalent outstanding	282,238	731,827	389,155	683,926
Weighted average shares outstanding— diluted	12,670,400	12,829,497	12,728,828	12,738,794
Net income per common share — diluted	$0.14	$0.10	$0.23	$0.18

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012	September 30, 2011
Less than one year	$5,837,000	$1,849,000
1-3 years	4,806,000	2,707,000
Total	$10,643,000	$4,556,000

Note 4.  Stock Based Compensation

The Company recorded $326,651 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the nine month period ended June 30, 2012.  The Company recorded $208,557 of compensation expense related to current and past equity awards for the nine month period ended June 30, 2011.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of June 30, 2012, $869,306 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.2 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the nine months ended June 30, 2012 and June 30, 2011. The weighted-average fair values at the grant date for options issued during the nine months ended June 30, 2012 and 2011 were $4.12 and $3.29, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Dividend yield	0%	0%
Expected volatility	82.25%	79.17%
Average risk-free interest rate	1.14%	2.04%
Expected life	6 years	6 years
Vesting period	1 year	1-3 year

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

During the nine month period ended June 30, 2012, the Company granted non-employee directors non-qualified stock options to purchase an aggregate of 12,000 shares of common stock with a contractual term of 6 years, a vesting term of one year, an exercise price of $5.91 and a fair value of $4.12 per share. During the nine month period ended June 30, 2011, the Company granted key employees incentive stock options and granted non-employee directors non-qualified stock options to purchase an aggregate of 17,500 shares of common stock with contractual terms of 6 years, vesting terms between one and three years and a weighted average exercise price of $4.67 with a fair value of $3.29 per share.

During the nine month period ended June 30, 2012, exercised stock options totaled 168,148 shares, resulting in $147,707 of proceeds to the Company. During the nine month period ended June 30, 2011, exercised stock options totaled 74,251 shares, resulting in $58,944 of proceeds to the Company.

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2012 and December 31, 2011, employees purchased 17,662 and 11,267 shares at a price of $4.09 and $6.24 per share, respectively. After the employee purchase on June 30, 2012, 238,842 shares of common stock were available for future purchase under the ESPP.

Note 5.  Inventories

Inventories consist of the following as of:

	June 30, 2012	September 30, 2011
Raw materials	$2,278,483	$2,158,647
Work-in-progress	344,586	304,793
Finished goods	377,238	293,711
	$3,000,307	$2,757,151

Note 6.  Major Customer Concentration

One customer, Power & Telephone Supply Company (Power & Tel), who serves as a reseller of the Company’s product to a range of Tier 2 and Tier 3 Telco carriers as well as cable service operators, comprised approximately 22% and 21% of total sales for the nine month periods ended June 30, 2012 and 2011, respectively.

At June 30, 2012, one customer accounted for 15% of accounts receivable.  At June 30, 2011, two customers accounted for 23% of accounts receivable. Power & Tel accounted for 12% and Graybar, also a reseller, accounted for 11%. Power & Tel and Graybar purchase our product through a standard form of purchase order.

Note 7.  Asset held for sale

During the second quarter of fiscal 2011, the Company received and accepted a purchase offer for its facility and land in Aberdeen, South Dakota. The Company had not occupied the facility since fiscal year 2006. In June, 2011, the Company completed the sale of the facility and land in the amount of $725,000. The final proceeds to the Company after transaction costs were $660,000. We recorded a gain on the sale of these assets of approximately $37,000 in the third quarter of fiscal 2011.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth fiscal quarter ended September 30, 2011 did not indicate an impairment of goodwill.  During the quarter ended June 30, 2012, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. The Company currently has patents pending with the U.S. Patent Office and in foreign countries.

Note 9.  Income Taxes

The Company recorded a provision for income taxes of approximately $65,000 and $46,000, for the three months ended June 30, 2012 and 2011, respectively.  The Company’s tax provision includes estimated current federal alternative minimum taxes and state franchise taxes, but is primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  Our year-to-date net change in valuation allowance is $1,054,000.  This change consists of $1,116,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction is partially offset by a $62,000 increase in valuation allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” criteria.

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

During the quarter ended September 30, 2011, the Company’s future taxable income was evaluated based primarily on anticipated operating results from fiscal years 2012 through 2014.  The Company determined that projecting operating results beyond 2014 involves substantial uncertainty and the Company discounted forecasts beyond 2014 as a basis to support its deferred tax assets.  Based upon the assessment of all available evidence, the Company reversed a portion of its valuation allowance for the quarter ended June 30, 2012 in an amount in which the tax benefit generated offsets the tax provision to be realized from current year estimated taxable income.  The Company will continue to assess the assumptions it uses to determine the amount of its valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future taxable income and other factors. If the valuation allowance is reduced, the Company would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, we would record additional income tax expense. For the three months ended June 30, 2012 and 2011, the Company has reduced its valuation allowance by approximately $607,000 and $321,000 respectively. As of June 30, 2012 the Company had a valuation allowance of approximately $4,988,000.

As of June 30, 2012, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine month periods ended June 30, 2012 and 2011 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

Revenues for the third fiscal quarter of 2012 ended June 30, 2012 were $10,794,000, an increase of $669,000, or approximately 7%, from revenue of $10,125,000, for the third fiscal quarter of 2011. Revenue gains in the third quarter of fiscal 2012 versus the prior year period were achieved through increased sales to telco’s, commercial data networks, and our build-to-print markets.  Revenue increases were across product lines, offset by lower revenues to systems integrators in the third quarter of fiscal 2012 versus the 2011 third quarter. Revenues derived from distributor arrangements were consistent with the prior year quarter. Revenues were positively affected in both periods by deployments associated with the American Recovery and Reinvestment Act (stimulus funds).  The market continues to experience challenges associated with long lead times for the supply of fiber cable. In addition, uncertainty regarding the effect of changes to the Universal Service Fund, a federal program to support the delivery of telecommunications services to rural and communities with high-cost delivery metrics, has influenced the buying patterns of Tier 3 Carriers. Operating results for the third quarter of fiscal year 2012 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the third quarter of fiscal 2012 was $6,237,000, an increase of $431,000, or 7% from $5,806,000 in the comparable period.  Gross margin was 42.2% in the third quarter of fiscal 2012, relatively unchanged from 42.7% for the third quarter of fiscal 2011. Gross profit increased to $4,557,000 in the third quarter of fiscal 2012, compared to $4,319,000 for the third fiscal quarter of 2012, an increase of 6% or $238,000. The increase in cost of goods and gross profit was primarily the result of increased sales in the third quarter of fiscal 2012 versus the 2011 third quarter. The Company continues to be committed to developing our channel distribution programs in step with our ongoing improvements in our manufacturing processes in order to facilitate future improvements in gross profit.

Selling, general and administrative expenses decreased 9%, or $258,000, to $2,774,000 in the third quarter of fiscal 2012 versus $3,032,000 for the third fiscal quarter of 2011. Selling expenses increased $170,000, mainly associated with an increase in sales personnel. Marketing expenses increased $33,000, mainly as a result of higher advertising and tradeshow costs within the period. Stock based compensation expense increased $19,000 in the third quarter of fiscal 2012 as a result of a higher number of employee stock options outstanding in the 2012 third quarter versus the 2011 third quarter. In addition, the fiscal 2011 period expenses were reduced by a $44,000 benefit from a gain on the sale of assets in the period. Offsetting these increases was a decrease in incentive compensation expense in the amount of $545,000 in the fiscal 2012 period versus the comparable period in fiscal 2011.

Income from operations for the third fiscal quarter of 2012 was $1,783,000 compared to income of $1,287,000 for the third fiscal quarter of 2011, an increase of $496,000 or 39%. This increase is attributable to the increase in gross margin and decreased selling, general and administrative expenses within the period.

Interest income for the quarter ended June 30, 2012 was $24,000 compared to $27,000 for the comparable period for fiscal 2011. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense was $64,000 and $45,000 for the quarters ended June 30, 2012 and 2011, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $21,000 and $21,000 respectively for each of the corresponding quarters. The balance of the income tax expense was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the third quarter ended June 30, 2012 was $1,742,000, or $0.14 per basic and diluted share. For the third quarter of fiscal 2011 ended June 30, 2011 the Company reported net income of $1,278,000, or $0.11 per basic and $0.10 per diluted share.

NINE MONTHS ENDED JUNE 30, 2012 VS. NINE MONTHS ENDED JUNE 30, 2011

Revenues for the nine months ended June 30, 2012 were $27,071,000, an increase of approximately 11% or $2,580,000 from revenue of $24,491,000 for the first nine months of fiscal 2011. Revenue growth was experienced from existing clients as well as from the development of new accounts within the telco industry. The growth in revenue includes gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. The increase in revenue includes the gains in product sales to engineering contractors providing Engineer, Furnish and Installation (EF&I) services to telco and cable broadband operators.  Revenues derived from distributor arrangements increased as additional distributors are now representing the Company as compared to the prior year. In addition, revenue gains were also gained in our build-to-print market. These revenue increases in the nine month period ended June 30, 2012 were offset by lower revenues to system integrators in the comparable nine month period in fiscal 2011. Revenues were positively affected by deployments associated with the American Recovery and Reinvestment Act (stimulus funds) in both periods.  Operating results for the first three quarters of fiscal year 2012 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns and seasonal, operating and other factors.

Cost of sales for the nine months ended June 30, 2012 was $16,001,000, an increase of $1,688,000, or 12%, from $14,312,000 in the comparable period.  Gross margin was 40.9% in fiscal 2012, relatively unchanged from 41.6% for the comparable nine month period in fiscal 2011. Gross profit increased $892,000, or 9%, to $11,070,000 for the nine months ended June 30, 2012 from $10,178,000 in the comparable period in fiscal 2011.  The year-over-year increase in gross profit is primarily a result of increased sales volume, mainly through additional sales distribution channels than prior year, along with improved manufacturing efficiencies and absorption of factory overhead associated with higher production volumes.

Selling, general and administrative expenses increased 3%, or $260,000, to $8,120,000 in the fiscal 2012 period from $7,860,000 for the first nine months of fiscal 2011 period. This increase is primarily composed of $658,000 in higher selling expenses, mainly associated with an increase in sales personnel. Marketing expenses increased $212,000 as a result of higher advertising and tradeshow costs within the period. Stock based compensation expense increased $118,000 in the fiscal 2012 period as a result of a higher amount of employee stock options outstanding in the nine month period ended June 30, 2012 quarter versus 2011. Offsetting these increases was a decrease of $709,000 in incentive compensation in the nine month period ending June 30, 2012 versus the comparable period in fiscal 2011.

Income from operations for the nine months ended June 30, 2012 was $2,951,000 compared to income of $2,319,000 for the first nine months of fiscal 2011, an improvement of $632,000, or 27%. This improvement is attributable to increased revenue and gross margin.

Interest income for the nine months ended June 30, 2012 was $77,000 compared to $83,000 for the comparable period for fiscal 2011. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense was $155,000 and $116,000 for the first nine months ended June 30, 2012 and 2011, respectively. Tax expense primarily relates to book and tax differences of goodwill totaling $62,000 and $62,000, respectively, for each of the corresponding nine month periods. The balance of the income tax expense was for various states income and franchise taxes as well as alternative minimum tax (AMT).

The Company’s net income for the nine month period ended June 30, 2012 was $2,873,000, or $0.23 per basic and $0.23 per diluted share. The Company’s net income for the nine month period ended June 30, 2011 was $2,311,000, or $0.19 per basic share and $0.18 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $11,818,000 at June 30, 2012 compared to $13,130,000 at September 30, 2011.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $4,806,000 at June 30, 2012, compared to $2,707,000 at September 30, 2011.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At June 30, 2012, Clearfield had no debt along with $16,624,000 in cash and equivalents and investments, up $787,000 from $15,837,000 at September 30, 2011.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalent cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at June 30, 2012, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash generated from operating activities totaled $793,000 for the nine months ended June 30, 2012. This was primarily due to net income of $2,873,000, and non-cash expenses for depreciation and amortization of $300,000, deferred taxes of $62,000, loss on asset disposals of $21,000, and stock based compensation of $327,000. Changes in operating assets and liabilities using cash include increases in inventory of $242,000, other current assets of $351,000, and accounts receivable of $864,000. Changes using cash also include a decrease in accounts payable and accrued expenses in the amount of $1,332,000, primarily reflecting fiscal 2011 accrued bonus compensation accruals paid in the first quarter of fiscal 2012.

Net cash generated from operating activities totaled $3,070,000 for the nine months ended June 30, 2011. This was primarily due to net income of $2,311,000, and non-cash expenses for depreciation of $266,000, deferred taxes of $62,000, gain on disposal of assets of $44,000, and stock based compensation of $209,000.  Changes in operating assets and liabilities using cash were increases in inventory of $685,000, other current assets of $125,000, and accounts receivable of $395,000. Changes in operating assets and liabilities providing cash were an increase in accounts payable and accrued expenses of $1,472,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine month period ended June 30, 2012 we used cash to purchase $8,661,000 of FDIC-backed securities and received $2,574,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology equipment and vehicles, consumed $297,000 of cash.

During the nine month period ended June 30, 2011 we utilized cash to purchase $1,396,000 of securities and received $1,040,000 on CDs that have matured.  Purchases of capital equipment and information technology equipment consumed $578,000 of cash during the nine month period ended June 30, 2011. We also received proceeds from the sale of assets in the amount of $660,000 for the sale of our Aberdeen, SD facility.

Financing Activities

For the nine month period ended June 30, 2012 we received $143,000 from employees’ participation and purchase of stock through our ESPP and $148,000 from the issuance of stock as a result of employees exercising options.

For the nine month period ended June 30, 2011 we received $88,000 from employees’ participation and purchase of stock through our ESPP and received $59,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

July 31, 2012	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2012	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)