Form 10-K
period 2012-09-30
Clearfield, Inc.
filed 2012-12-04
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2012.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________.

Commission File Number 0-16106

CLEARFIELD, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1347235
(State of incorporation)	(I.R.S. Employer Identification No.)

5480 Nathan Lane North, Suite 120 Plymouth, Minnesota 55442	(763) 476-6866
(Address of principal executive office)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Including Series B Junior Participating Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ]  YES           [ x ] NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[   ]  YES           [ x ] NO

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
[   ]  YES           [ x ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 [   ]  YES           [ x ] NO

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

 [   ]  YES           [ x ] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $59,534,591.

The number of shares of common stock outstanding as of November 28, 2012 was 12,829,320.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2013 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                      BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”), formerly APA Enterprises, Inc., is a Minnesota corporation which was founded in 1979.  Our corporate headquarters is located at 5480 Nathan Lane North, Suite 120, Plymouth, MN 55442 and our corporate website is www.clearfieldconnection.com. The information available on our website is not part of this Report. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through the “About Clearfield” link at our website, or at the Commission’s website at www.sec.gov.

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

Products

Clearview Cassette

The Clearview™ Cassette, a patented technology, is the main building block of the Company’s product platform. The value of the building block approach is that Clearfield is the only company to provide the needs of every leg of the telecommunications network with a single building block architecture, reducing the customers’ cost of deployment by reducing labor costs associated with training and reducing inventory carrying costs.

Clearview Classic and Clearview Blue: Clearview Classic and the recently announced Clearview Blue, is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications. Parts can be added or removed as needed to support the environment in which it is deployed. Clearview Blue, while fully compatible with Clearview Classic, is designed for the utmost in modularity and scalability. It builds upon the Clearview Classic by offering a smaller footprint and integrated slack storage and splicing functionality.

Clearview xPAK: Engineered to land small port count fiber terminations and optical components, the patented xPAK is shipped flat and unassembled. Following simple pictorial user instructions, a technician will assemble the device to match his field requirements at the installation site. Application environments include cell back-haul, business class service delivery, node segmentation, fiber exhaust scenarios, utility sub-stations, or fiber-to-the-desk deployment. All products which integrate a Clearview xPAK product in its design are marked as “Clearview Landed”.

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

Cable-to-Cable Deployment: Fiber Deep is class of fiber assemblies that guarantees performance at .2dB insertion loss – fully half that of the industry standard. This metric extends the link loss budget effectively, extending the distance upon which fiber can be deployed.  In addition, this 2dB improvement in optical budget reduces power consumption by 10%. The power savings, multiplied by even a small thousand home network, is a significant contribution to a community’s “go-green” efforts.

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

Inside Plant: The FieldSmart Fiber Crossover Distribution System (FxDS) and recently announced high density FieldSmart FxHD provides complete fiber management modularity and scalability across the fiber network. Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed. The FxDS is a system of modular and scalable building blocks that provide for cost containment configurations with the use of Clearview Multiplied products. Easily configured for initial placement and scaling from 12-ports to a full rack of 1728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment. The user then places what is needed on the frame as subscriber take rates dictate. The FxHD is an integrated fiber management solution delivered via the Clearview Blue Cassette. With instant access to all cassettes, adapters, and jumpers, the frame is designed as a front access frame, meaning all installation is done from one side of the frame providing the option to reclaim the aisle space required for frame solutions that require rear access – and to use that space for other equipment or more frames.  The FxHD can be placed against a wall, cage in data center co-location environments, or back to back.

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

CraftSmart

CraftSmart is a full line of optical protection field enclosures, extending Clearfield presence in the fiber industry. The CraftSmart Fiber Protection Pedestals (FPP) and CraftSmart Fiber Protection Vaults (FPV) are integrated solutions, optimized to house FieldSmart products at the last mile access point of the network in above-grade or below-grade installations.

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

DAS
A distributed-antenna system, or DAS, is a network of spatially separated antenna nodes connected to a common source via a transport medium that provides wireless service within a geographic area or structure. DAS antenna elevations are generally at or below the clutter level and node installations are compact. Fiber may be used to backhaul data from the antenna.

Build to Print
In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides contract manufacturing services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

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

Major Customers

One customer comprised approximately 22% and 21% of total sales for the fiscal years ended September 30, 2012 and 2011, respectively.

Patents and Trademarks

As of September 30, 2012, we had three patents granted and one pending in the United States and four pending patent applications pending inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield®, Clearview®, FieldSmart® and CraftSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $2,647,000 and $3,814,000 as of September 30, 2012 and 2011, respectively.

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

Product Development

Product development for Clearfield’s product line program has been conducted internally. We believe that the communication industry environment is constantly evolving and our success depends on our ability to anticipate and respond to these changes. Our focus is to analyze the environment and technology and work to develop products that simplify our customers’ business by developing innovative high quality products utilizing modular design wherever possible. Research and development are reflected in Selling, General and Administrative expenses and are not material to the overall expense total.

Employees

As of September 30, 2012, the Company had 159 full-time employees. We also have several part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

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

All ARRA funding for these broadband/wireless initiatives was allocated to awarded applicants prior to the start of this fiscal year.   However, the recognition of revenue associated with these projects has been slower than expected due in part to regulatory delays associated with documentation, long-lead times associated with the delivery of fiber optic cable and strategic review by the operators on business case conditions moving forward. We cannot be assured to what extent the ARRA will impact demand for our products, our results of operations or the timing of purchases by customers. While originally intended to be complete by the fall of 2012, the implementation deadlines for final installation and implementation have been extended into 2013 and 2014.

National Broadband Plan’s transitioning from the USF to the CAF program may cause our customers to evaluate their business operations and delay purchases.

In October of 2011, the FCC approved the National Broadband Plan which called for the restructuring of the long-standing USF (Universal Service Fund).  A key element of this program is the transition out of the USF program, which awards an operating subsidy to telecommunications companies providing service to high-cost serving areas, to the Connect America Fund (CAF) which would provide a capital expenditure subsidy for the build-out of the country’s broadband network.  In addition, other universal service and inter-carrier compensation reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas.  We cannot be assured to what extent these program changes will impact demand for our products, our results of operations or the timing of purchases by customers.

Long-lead times associated with the production and delivery of fiber optic cable may impact the timing of purchases by our customers and demand for our products.

Broadband service providers deploying fiber networks are subject to the availability of fiber optic cable. Throughout fiscal years 2012 and 2011, the world’s supply of fiber optic cable for outside plant environments was delivered to market at lead times far longer than previously was the norm. Suppliers, such as Corning Cable Systems, OFS, Sumitomo and Prysmian have quoted our customers and prospects average lead time estimates of multiple months.

Some of our customers have delayed projects because of these delays. We cannot be assured that lead times associated with fiber optic cable will ease in the year ahead nor can we be assured that these delays will not impact demand for our products, our results of operation or the timing of purchases by customers.

A significant percentage of our sales in the last two fiscal years have been made to one customer, and the loss of this customer would adversely affect us.

In fiscal years 2012 and 2011, one customer accounted for 22% and 21% of our revenue, respectively.  If there is a loss of this customer or a significant decline in sales to this customer, it could have a material adverse effect on our results from operations.

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

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies like us in particular.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price. Further, recent economic conditions have resulted in significant fluctuations and significant declines in stock prices for many companies, including Clearfield. We cannot predict when the stock markets and the market for our common stock may stabilize. In addition, although our common stock is listed on the NASDAQ Stock Market, our common stock has experienced low trading volume.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our shareholders to sell shares at an attractive price.

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

Certain provisions of our articles of incorporation and bylaws, Minnesota law and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

•
the provisions of our bylaws setting forth the advance notice and information requirements for shareholder proposals, including nominees for directors, to be considered properly brought before shareholders;

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Global Market system of The Nasdaq Stock Market LLC under the symbol “CLFD.” The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2012	High	Low
Quarter ended December 31, 2011	$7.61	$5.20
Quarter ended March 31, 2012	$7.47	$5.36
Quarter ended June 30, 2012	$5.57	$3.95
Quarter ended September 30, 2012	$5.65	$4.53

Fiscal Year Ended September 30, 2011	High	Low
Quarter ended December 31, 2010	$4.24	$2.82
Quarter ended March 31, 2011	$6.53	$3.85
Quarter ended June 30, 2011	$7.21	$4.19
Quarter ended September 30, 2011	$8.23	$5.90

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 325 holders of record of our common stock as of September 30, 2012.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2012 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Plan	1,365,012	$2.29	641,369
Stock Option Plan for Non Employee Directors	27,500	$1.12	-
Total	1,392,512	$2.27	641,369

All outstanding equity awards have been granted pursuant to shareholder-approved plans.

Issuer Repurchases

The Company withheld a total of 4,555 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, and for payment of taxes upon the vesting of restricted stock previously issued to employees. We currently are not authorized by our Board of Directors to make repurchases of our common stock.

The following table presents the total number of shares withheld during the fourth quarter of fiscal 2012 by month and the average price paid per share:

Period	Total number of shares withheld	Average price paid per share
July 1-31, 2012	-	-
August 1-31, 2012	4,555	$4.94
September 1-30, 2012	-	-
Total	4,555	$4.94

ITEM 6.                      SELECTED FINANCIAL DATA

Not Required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2012, the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $23,340,000 and $21,270,000, respectively. The U.S. federal NOL carry forward amounts expire in fiscal years 2020 through 2028 if not utilized. The state NOL carry forward amounts expire in fiscal year 2013 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

Prior to 2011, a valuation allowance had been recorded which required the Company to evaluate its future taxable income after consideration of positive and negative evidence. If the valuation allowance is reduced, the Company would record an income tax benefit in the period in which that determination is made. If the valuation allowance is increased, the Company would record additional income tax expense,

Consequently, during the fourth quarter of fiscal year 2011 and 2012, the Company reversed a portion of its valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter of fiscal year 2012 resulted in a non-cash income tax benefit of $3,518,000 million. We recorded an income tax benefit of $3,324,000 for the year ended September 30, 2012, compared to an income tax benefit $2,316,000 for the year ended September 30, 2011.

Our future potential taxable income was evaluated based on both historical profitability as well as anticipated operating results for future years. Based upon the assessment of all available evidence, the Company reversed $3,518,000 million of additional valuation allowance for the year ended September 30, 2012, which was recorded as a one-time income tax benefit.  As of September 30, 2012, the Company’s only remaining valuation allowance of approximately $975,000 relates to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the remaining valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the remaining valuation allowance is increased, we would record additional income tax expense.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 1998. We are generally subject to U.S. federal and state tax examinations for all tax years since 1998 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. In 2007 the Company changed its fiscal year to September 30.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2012 consisted of property, plant and equipment, patents and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. The Company utilizes a market capitalization approach for testing its goodwill, whereby a significant reduction in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge. This test for the period ended September 30, 2012 resulted in no change to goodwill from the prior period.  During the prior quarter ends, there were no triggering events that indicated impairment existed and there were no adjustments to goodwill. An impairment loss would be based on significant estimates and judgments and if the facts and circumstances change a potential impairment could have a material impact.

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2012 or 2011, respectively.

Results of Operations

Year ended September 30, 2012 compared to year ended September 30, 2011

Revenues for the fiscal year 2012 increased 6% to $37,474,000 from revenue of $35,193,000 in 2011.  Revenue growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in revenue includes gains from within Tier 3 Carriers, as well as from an emerging presence associated with Tier 2 Carriers who have a national footprint. The increase in revenue includes the gains in product sales to engineering contractors providing Engineer, Furnish and Installation (EF&I) services to telco and cable broadband operators.  Revenues derived from distributor arrangements increased as additional distributors are now representing the Company as compared to the prior year. In addition, revenue gains were also gained in our build-to-print market serving OEM customers. These revenue increases in fiscal 2012 were offset by lower revenues to system integrators in the comparable period in fiscal 2011. Revenues were positively affected by deployments associated with the American Recovery and Reinvestment Act (stimulus funds) in both periods.

As a result of the above factors, revenues in fiscal year 2012 to commercial data networks and broadband service providers were 87% of sales, or $32,553,000, while revenues associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market were 13% of sales, or $4,921,000, for fiscal 2012.  For fiscal year 2011, revenues to commercial data networks and broadband service providers were 87% of sales, or $30,633,000, while revenues associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market were 13% of sales, or $4,560,000.

Cost of sales for the fiscal year 2012 was $22,188,000, an increase of $1,654,000, or 8% from the $20,534,000 in fiscal year 2011.  Gross margin was 40.8% in fiscal year 2012, as compared to 41.7% for fiscal year 2011. Gross profit increased 4%, or $627,000, from $14,658,000 for fiscal year 2011 to $15,286,000 for fiscal year 2012. The year-over-year increase in cost of goods and gross profit is a result of increased revenue.

Selling, general and administrative expense for fiscal year 2012 was $11,011,000 compared to $10,942,000 for fiscal year 2011, relatively unchanged between periods. Selling expense, which includes engineering and marketing expense, was $7,458,000 in fiscal year 2012 versus $6,600,000 in fiscal 2011, and increase of $858,000.  Selling and engineering expenses increased $708,000, mainly as a result of additional headcount and associated expenses, while marketing expenses increased $150,000, mainly as a result of higher marketing and trade show costs in fiscal 2012. Offsetting these increases was a decrease in general and administrative expenses. General and administrative expenses were $3,553,000 in fiscal 2012 versus $4,342,000 in fiscal year 2011, a decrease of $789,000, mainly due to a decrease of $729,000 in incentive compensation related to the achievement of objectives in fiscal 2012.

Income from operations for fiscal year 2012 was $4,275,000 compared to $3,716,000 for fiscal year 2011.  This increase is due to the increase in revenue and a decrease in incentive compensation expense for fiscal year 2012.

Interest income in fiscal year 2012 was $102,000 compared to $110,000 for the fiscal year 2011. The decrease is a result of declining interest rates resulting in lower returns on our investments. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

The Company recorded no other income in fiscal 2012, compared to $26,000 in fiscal year 2011. This is attributable to rental income from our Aberdeen, SD facility which was sold in June 2011 at which time the rental arrangement ended.

Income taxes for fiscal year 2012 was a benefit of $3,324,000. The total valuation allowance reversed during fiscal year 2012 was approximately $5,100,000. The valuation allowance reversed in the fourth quarter was $3,518,000 and was included in the income tax benefit for the year. Income taxes for fiscal year 2011 was a benefit of $2,316,000. In fiscal year 2011, the Company reversed approximately $3,920,000 of its valuation allowance. The valuation allowance reversed in the fourth quarter of fiscal year 2011 was $2,481,000 and was included in the income tax benefit for the year. Additional components of the fiscal 2011 net income tax benefit included deferred tax amortization of goodwill of $75,000, federal alternative minimum tax of $67,000, and various state taxes of $24,000.

Net income for fiscal year 2012 was $7,701,000 or $0.62 per share for basic and $0.60 for diluted, compared to $6,167,000 or $0.51 per basic and $0.48 per diluted share for the year 2011. The increase in net income was primarily due to our increased strategic investment of sales and marketing programs, continued product acceptance that drove increased revenue, and the reversal of a portion of the valuation allowance related to deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2012, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $14,785,000 at September 30, 2012, compared to $13,130,000, at September 30, 2011. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $4,572,000 at September 30, 2012, compared to $2,707,000 at September 30, 2011. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At September 30, 2012, the Company had combined balances of short-term cash and investments and long term investments of $19,357,000 as compared to $15,837,000 at September 30, 2011. We have no long-term debt obligations at September 30, 2012 or 2011, respectively.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2012 totaled $3,826,000. Cash provided by operations included net income of $7,701,000, which included non-cash expenses for depreciation and amortization of $405,000, stock-based compensation of $471,000, and losses on disposal of assets of $24,000, along with a non-cash gain from deferred taxes of $3,437,000.  Changes in working capital items providing cash included a decrease in accounts receivable of $206,000 reflecting lower sales levels in the fourth quarter of 2012. Changes in working capital items using cash include increases in inventory of $213,000, an increase in other current assets of $307,000, and a decrease in accounts payable and accrued expenses of $1,023,000. Changes in accounts payable and accrued expenses reflect a decrease to employee compensation accruals of $639,000 related to incentive payments.

Net cash generated from operations for the fiscal year ended September 30, 2011 totaled $5,297,000. Cash provided by operations included net income of $6,167,000, which included non-cash expenses for depreciation of $359,000, stock-based compensation of $535,000, and gains on disposals of assets of $44,000, mainly related to the sale of the Aberdeen, SD facility, along with a non-cash gain from deferred taxes of $2,407,000.  Changes in working capital items providing cash included an increase in accounts receivable of $16,000 reflecting a lower number of days outstanding due to early payment terms with several customers. Changes in working capital using cash include increases to inventory of $1,244,000 due to higher stocking levels required to meet increased demand and accounts payable and accrued expenses of $1,958,000. Included within this amount are employee compensation accruals increasing by $1,700,000 mainly due to incentive payments related to fiscal 2011, and an accounts payable increase of $251,000.

Investing Activities

For the fiscal year ended September 30, 2012, we used $591,000 in cash for the purchase of equipment and patents. Included in this amount were purchases for manufacturing and engineering equipment in the amount of $295,000, IT equipment and software purchases of $129,000, and additional patent cost of $40,000. During the same period we purchased $11,942,000 of FDIC-backed certificates of deposit and sold approximately $2,819,000 of FDIC-backed certificates of deposit. The result is a net decrease in cash from investing activities of $9,714,000 in fiscal year 2012 as compared to fiscal year 2011. The Company intends to continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability but has no material commitments for capital expenditures for fiscal year 2013.

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

Financing Activities

For the fiscal year ended September 30, 2012, we received $143,000 from employees’ participation and purchase of stock through our Employee Stock Purchase Plan (ESPP) and $142,000 from the issuance of stock as a result of employees and directors exercising stock options. The net cash received from financing activities was $285,000.

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

The Company has current cash and cash equivalents and investments with a maturity of less than one year that total $14,785,000 which we believe provides a strong financial position and along with cash flow from operations will be sufficient to meet its working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, as well as potential future strategic transactions. However, future growth, organically or through acquisition, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recent Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

ITEM 7B.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments. These market risks have not changed significantly since September 30, 2011. Increases or decreases in interest rates will have an effect on these balances. At September 30, 2012 and 2011, the Company had cash and cash equivalents and short-term investments totaling $14,785,000 and $13,130,000. Most of this balance was invested in interest-bearing money market accounts or CD’s maturing within 12 months.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2012 and 2011 was as follows:

	Quarter Ended
Statement of Operations Data	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Net revenue	$9,165,201	$7,112,097	$10,793,755	$10,402,913
Gross profit	3,794,282	2,719,429	4,556,771	4,215,239
Operating income	1,021,168	147,054	1,782,518	1,324,141
Net income	999,599	131,927	1,741,960	4,827,708
Net income per share, Basic	$0.08	$0.01	$0.14	$0.39
Net income per share, Diluted	0.08	0.01	0.14	0.37

	Quarter Ended
Statement of Operations Data	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net revenue	$7,246,669	$7,119,564	$10,124,665	$10,701,634
Gross profit	2,965,953	2,893,739	4,318,751	4,479,915
Operating income	506,634	525,440	1,286,715	1,397,420
Net income	501,158	532,487	1,277,830	3,855,971
Net income per share, Basic	$0.04	$0.04	$0.11	$0.32
Net income per share, Diluted	0.04	0.04	0.10	0.30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. (a Minnesota corporation) as of September 30, 2012 and 2011, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

Minneapolis, Minnesota
December 4, 2012

CLEARFIELD, INC.
BALANCE SHEETS

	September 30, 2012	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$5,678,143	$11,281,027
Short-term investments	9,107,000	1,849,000
Accounts receivable, net	3,022,636	3,228,864
Inventories	2,971,614	2,757,151
Deferred taxes	1,491,478	994,000
Other current assets	473,726	170,243
Total current assets	22,744,597	20,280,285

Property, plant and equipment, net	1,107,468	986,031

Other Assets
Long-term investments	4,572,000	2,707,000
Goodwill	2,570,511	2,570,511
Deferred taxes	6,498,250	3,558,797
Other	247,512	199,467
Total other assets	13,888,273	9,035,775
Total Assets	$37,740,338	$30,302,091

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,492,294	$1,439,611
Accrued compensation	1,470,232	2,465,132
Accrued expenses	54,268	106,383
Total current liabilities	3,016,794	4,011,126

Deferred rent	37,643	61,794
Total Liabilities	3,054,437	4,072,920

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 12,830,100 and 12,270,691 shares issued and outstanding at September 30, 2012 and 2011, respectively	128,301	122,707
Additional paid-in capital	54,152,080	53,402,138
Accumulated deficit	(19,594,480)	(27,295,674)
Total shareholders’ equity	34,685,901	26,229,171
Total Liabilities and Shareholders’ Equity	$37,740,338	$30,302,091

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF EARNINGS

	Year Ended September 30,	Year Ended September 30,
	2012	2011

Net revenues	$37,473,966	$35,192,532

Cost of sales	22,188,245	20,534,174

Gross profit	15,285,721	14,658,358

Operating expenses
Selling, general and administrative	10,987,195	10,986,322
Loss (Gain) on disposal of assets	23,645	(44,173)
	11,010,840	10,942,149

Income from operations	4,274,881	3,716,209

Interest income	102,014	109,595
Other income	-	25,500
	102,014	135,095
Income before income taxes	4,376,895	3,851,304

Income tax benefit	(3,324,299)	(2,316,142)
Net income	$7,701,194	$6,167,446

Net income per share Basic	$0.62	$0.51
Net income per share Diluted	$0.60	$0.48

Shares used in calculation of net income per share:
Basic	12,371,371	12,085,491
Diluted	12,790,168	12,749,933

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at September 30, 2010	12,015,331	$120,153	$52,589,034	$(33,463,120)	$19,246,067
Excess tax benefit of stock options exercised	-	-	12,478	-	12,478
Stock-based compensation expense	3,420	34	535,313	-	535,347
Employee stock purchase plan	32,229	322	87,345	-	87,667
Exercise of stock options	219,711	2,198	177,968	-	180,166
Net income	-	-	-	6,167,446	6,167,446
Balance at September 30, 2011	12,270,691	$122,707	$53,402,138	$(27,295,674)	$26,229,171
Stock-based compensation expense	359,000	3,590	467,120	-	470,710
Employee stock purchase plan	28,929	288	142,254	-	142,542
Exercise of stock options	171,480	1,716	140,568	-	142,284
Net income	-	-	-	7,701,194	7,701,194
Balance at September 30, 2012	12,830,100	$128,301	$54,152,080	$(19,594,480)	$34,685,901

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS

	Year ended September 30,	Year ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,701,194	$6,167,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	404,765	358,502
Deferred income taxes	(3,436,931)	(2,407,435)
Gain on sale of assets	23,645	(44,173)
Stock-based compensation expense	470,710	535,347
Changes in operating assets and liabilities:
Accounts receivable, net	206,228	15,515
Inventories	(212,854)	(1,244,845)
Other current assets	(307,410)	(41,164)
Accounts payable and accrued expenses	(1,023,016)	1,958,026
Net cash provided by operating activities	3,826,331	5,297,219

Cash flows from investing activities:
Purchases of property and equipment	(550,618)	(745,790)
Purchase of investments	(11,942,000)	(1,886,659)
Proceeds from sale of property and equipment	-	718,537
Patent additions	(40,423)	-
Sale of investments	2,819,000	2,331,690
Net cash provided by (used in) investing activities	(9,714,041)	417,778

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	142,542	87,667
Proceeds from issuance of common stock	142,284	180,166
Excess tax benefit from exercise of stock options	-	12,478
Net cash provided by financing activities	284,826	280,311
Increase (decrease) in cash and cash equivalents	(5,602,884)	5,995,308
Cash and cash equivalents at beginning of year	11,281,027	5,285,719
Cash and cash equivalents at end of year	$5,678,143	$11,281,027
Supplemental cash flow information: Cash paid during the year for:
Income Taxes	163,756	48,263

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2012 and 2011, respectively consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Investments: The Company currently invests its excess cash in bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value. The maturity dates of our CD’s at September 30, 2012 are as follows:

Less than one year	$9,107,000
1-3 years	4,572,000
Total	$13,679,000

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable:  Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The following table illustrates balances and activity for fiscal years 2012 and 2011:

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
September 30, 2012	$97,950	$-	$-	$97,950
September 30, 2011	97,950	-	-	97,950

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2012	September 30, 2011
Raw materials	$2,300,380	$2,158,647
Work-in-process	336,298	304,793
Finished goods	334,936	293,711
	$2,971,614	$2,757,151

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives.  Estimated useful lives of the assets are as follows:

Years
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease
Vehicles	3

Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property, plant and equipment consist of the following at:

	September 30,	September 30,
	2012	2011
Manufacturing Equipment	1,316,768	1,188,965
Office Equipment	1,823,283	1,720,006
Leasehold Improvements	127,883	127,883
Vehicles	171,742	133,199
	3,439,676	3,170,053
Less accumulated depreciation	2,332,208	2,184,022
	$1,107,468	$986,031

Depreciation expense	$403,927	$358,502

Goodwill: The Company analyzes its goodwill testing for impairment annually in the fourth quarter or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company assesses the valuation or potential impairment of its goodwill annually.  We consider our net book value and market capitalization when we test for goodwill impairment because we have consolidated our reporting units in prior years into the parent company, resulting in one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for the period ended September 30, 2012 resulted in no change to goodwill from the prior period.

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

The weighted average per share fair value of options granted during the years ended September 30, 2012 and 2011 was $4.12 and $4.14. If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current periods.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Weighted average common share outstanding for the years ended September 30, 2012 and 2011 were as follows:

Year ended September 30,	2012	2011
Net income	$7,701,194	$6,167,446
Weighted average common shares	12,371,371	12,085,491
Dilutive potential common shares	418,798	664,442
Weighted average dilutive common shares outstanding	12,790,169	12,749,933
Earnings per share:
Basic	$0.62	$0.51
Diluted	$0.60	$0.48

Employee stock options in the amount of 323,500 and 300,000 for fiscal years 2012 and 2011, respectively, have been excluded from the diluted net income per common share calculation because their exercise prices were greater than the market price of the Company’s common stock and were considered anti-dilutive.

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

Recently Issued Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE B  –  COMMITMENTS AND FACILITIES

Plymouth Facility:  The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations. This operating lease expires November 30, 2013. The Company also leases various pieces of office equipment. For the years ended September 30, 2012 and 2011, total rent expense was $406,000 and $384,000 respectively. At September 30, 2012, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2013	$281,680
2014	51,053
2015	879
Total minimum lease payments	$333,612

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

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions for the years ended September 30:

	2012	2011
Expected volatility	82%	81%
Expected life (in years)	6 years	6 years
Expected dividends	0%	0%
Risk-free interest rate	0.90%	1.69%
Weighted-average grant-date fair value	$4.12	$4.14

The Company had two stock option plans which are used as an incentive for directors, officers, and other employees. The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares as opposed to treasury

NOTE C  – SHAREHOLDERS’ EQUITY - continued

shares. The employee plan has 641,369 shares available for issue as of September 30, 2012. As of September 30, 2012, $2,475,941 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 5.2 years. The Company recorded related compensation expense for the years ended September 30, 2012 and 2011 of $470,710 and $535,347, respectively. There were 33,835 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the year the year ended September 30, 2012 and 2011 was $672,900 and $1,237,000, respectively.

Option transactions under these plans during the year ended September 30, 2012 and 2011 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2010	1,126,000	$1.41
Granted	320,920	6.26	$4.14
Cancelled or Forfeited	(21,934)	1.72
Exercised	(233,329)	1.26
Outstanding at September 30, 2011	1,191,657	$2.74
Granted	17,000	5.59	$4.12
Cancelled or Forfeited	(1,000)	6.36
Exercised	(178,481)	1.11
Outstanding at September 30, 2012	1,029,176	$3.07

The following table summarizes information concerning options exercisable under the Options Plans at:

Year ended	Exercisable	Weighted average remaining contractual life	Weighted average exercise price
September 30, 2012	700,148	4.98 years	$4.78
September 30, 2011	525,930	5.33 years	$1.85

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
September 30, 2012	1,029,176	4.78 years	$3.07	$2,101,541
September 30, 2011	1,200,325	5.39 years	$2.72	$3,814,064

Restricted Stock: The Company’s 2007 Stock Compensation Plan permit’s our Compensation Committee to grant other stock-based awards. The Company awards key employees restricted stock grants that vest over three to five years.

NOTE C  – SHAREHOLDERS’ EQUITY - continued

Restricted stock transactions during the year ended September 30, 2012 and 2011 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2010	13,000	$2.58
Granted	-	-
Vested	(4,332)	2.58
Unvested shares at September 30, 2011	8,668	2.58
Granted	359,000	5.10
Vested	(4,332)	2.58
Unvested at September 30, 2012	363,336	$5.07

Employee Stock Purchase Plan: The Clearfield Corporation 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phase that ended on December 31, 2011 and June 30, 2012, employees purchased 11,267 and 17,662 shares at a price of $6.24 and $4.09 per share, respectively. For the phase that ended on December 31, 2010 and June 30, 2011, employees purchased 17,710 and 14,519 shares at a price of $2.13 and $3.44 per share, respectively. As of September 30, 2012, the Company has withheld approximately $38,386 from employees participating in the phase that began on July 1, 2012. After the employee purchase on June 30, 2012, 238,842 shares of common stock were available for future purchase under the ESPP.

NOTE  D  –  INCOME TAXES

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.  During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the deferred tax asset valuation allowance to record  the amount of deferred tax assets that we believe are  more likely than not to be realized based upon estimates of future taxable income.   The Company considered all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income. The reduction in the valuation allowance in the fourth quarter resulted in a non-cash income tax benefit of approximately $3.5 million. In addition, the company released valuation allowance each quarter this fiscal year in an amount in which the tax benefit generated offsets the tax provision realized from the quarter’s taxable income.  The total valuation allowance released during the year ended September 30, 2012 was approximately $5.1 million.

NOTE  D  –  INCOME TAXES   – continued

The Company has a remaining valuation allowance of approximately $975,000 relating to state net operating loss carryforwards we do not expect to utilize. Approximately $172,000 of the valuation allowance is short term and $803,000 is long-term, against its remaining deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2012	September 30, 2011
Current deferred income tax assets (liabilities):
Inventories	$180,639	$142,648
Accrued expenses and reserves	160,809	148,914
Prepaid expenses	(158,253)	(54,351)
Net operating loss carry forwards and credits	1,480,202	1,972,000
	1,663,397	2,209,211
Valuation allowance	(171,919)	(1,215,211)
Net current deferred tax asset	$1,491,478	$994,000

Long-term deferred income tax assets (liabilities):
Intangibles	$(7,719)	$9,742
Property and equipment depreciation	75,533	71,111
Net operating loss carry forwards and credits	7,637,591	8,639,729
Stock based compensation	53,932	36,427
Accrued expenses and reserves	13,336	22,059
Goodwill	(471,083)	(393,221)
	7,301,590	8,385,847
Valuation allowance	(803,339)	(4,827,050)
Net long-term deferred tax asset	$6,498,251	$3,558,797

As of September 30, 2012, the Company had U.S. federal net operating loss (NOL) carry forwards of approximately $23.3 million. The U.S. federal net operating loss carry forwards will expire in 2021 through 2028 if not utilized.  As of September 30, 2011, the Company had U.S. federal net operating loss carry forwards of approximately $27.2 million which were set to expire in fiscal years 2020 to 2028. The Company reversed all of the valuation allowance against this deferred tax asset as of September 30, 2012.

As of September 30, 2012, the Company had state net operating loss carry forwards of approximately $21.2 million. The state net operating loss carry forwards will expire in 2013 through 2022 if not utilized.  The Company had a partial valuation allowance against this deferred tax asset as of September 30, 2011. As of September 30, 2011, the Company had state net operating loss carry forwards of approximately

NOTE  D  –  INCOME TAXES   – continued

$22.3 million, which were set to expire in fiscal years 2012 to 2022. As of September 30, 2012, the remaining valuation allowance of approximately $975,000 relates to state net operating loss carryforwards that we do not expect to utilize.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended September 30, 2012.   Our federal and state NOL carry forwards referenced above at September 30, 2012 include approximately $1.1 million and $250,000, respectively of income tax deductions in excess of previously recorded tax benefits for equity based awards.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2012, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of approximately $390,000 at September 30, 2012 related to these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following periods ended:

	September 30, 2012	September 30, 2011
Federal statutory rate	34%	34%
State income taxes	1%	2%
Permanent differences	4%	5%
Change in valuation allowance	(115%)	(101%)
Tax rate	(76%)	(60%)

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30, 2012	September 30, 2011
Current:
Federal	$87,193	$67,700
State	24,637	23,592
	111,830	91,292
Deferred:
Federal	1,533,136	1,396,292
State	97,738	116,289
	1,630,874	1,512,581
Valuation allowance	(5,067,003)	(3,920,015)
Income tax benefit	$(3,324,299)	$(2,316,142)

As of September 30, 2012 and 2011, the current income tax payable was approximately $2,000 and $49,000 respectively.

NOTE  D  –  INCOME TAXES   – continued

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits. The Company did not recognize any interest or penalties during the years ended September 30, 2012 or 2011.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 1998. We are generally subject to U.S. federal and state tax examinations for all tax years since 1998 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. The Company changed its fiscal year in 2007 to September 30.

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

Customers: One customer comprised approximately 22% and 21% of total sales for the periods ended September 30, 2012 and September 30, 2011, respectively.

At September 30, 2012, one customer accounted for 17% of accounts receivable. At September 30, 2011, two customers accounted for 14% and 10% of accounts receivable.

NOTE  F  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code.   The Company matches 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that is contributed by the participant.  The Company’s contributions under this plan were $283,600 and $232,244 for the years ended September 30, 2012 and September 30, 2011.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders  (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.                   EXECUTIVE COMPENSATION.

The information required by Item 11 to be included in the 2013 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 to be included in the 2013 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2013 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2013 Proxy Statement, is incorporated herein by reference into this section.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.
(1)           Financial Statements.

The financial statements of Clearfield, Inc. are filed herewith under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)           Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

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

Clearfield, Inc.
Date: December 4, 2012	By /s/ Cheryl P. Beranek
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

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer )	December 4, 2012

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	December 4, 2012

/s/ Ronald G. Roth Ronald G. Roth	Director	December 4, 2012

/s/ John G. Reddan John G. Reddan	Director	December 4, 2012

/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	December 4, 2012

/s/ Donald R. Hayward Donald R. Hayward	Director	December 4, 2012

/s/ Charles N. Hayssen Charles N. Hayssen	Director	December 4, 2012