Form 10-Q
period 2012-12-31
Clearfield, Inc.
filed 2013-01-31
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES    [X]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 17, 2013
Common stock, par value $.01	12,854,920

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	December 31, 2012	September 30, 2012
Assets
Current Assets
Cash and cash equivalents	$6,136,169	$5,678,143
Short-term investments	10,003,000	9,107,000
Accounts receivables	3,203,850	3,022,636
Inventories	3,625,909	2,971,614
Deferred taxes	1,491,478	1,491,478
Other current assets	349,702	473,726
Total Current Assets	24,810,108	22,744,597

Property, plant and equipment, net	1,293,037	1,107,468

Other Assets
Long-term investments	3,186,000	4,572,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	6,165,490	6,498,250
Other	255,560	247,512
Total other assets	12,177,561	13,888,273
Total Assets	$38,280,706	$37,740,338

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,520,522	1,492,294
Accrued compensation	1,145,189	1,470,232
Accrued expenses	131,437	54,268
Total Current Liabilities	2,797,148	3,016,794
Deferred rent	-	37,643
Total Liabilities	2,797,148	3,054,437

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,854,920 and 12,830,100, shares issued and outstanding at December 31, 2012 and September 30, 2012	128,549	128,301
Additional paid-in capital	54,404,278	54,152,080
Accumulated deficit	(19,049,269)	(19,594,480)
Total Shareholders’ Equity	35,483,558	34,685,901
Total Liabilities and Shareholders’ Equity	$38,280,706	$37,740,338

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended December 31,
	2012	2011

Revenues	$10,265,362	$9,165,201

Cost of sales	6,341,102	5,370,919

Gross profit	3,924,260	3,794,282

Operating expenses
Selling, general and administrative	3,038,511	2,773,114
Income from operations	885,749	1,021,168

Interest income	25,462	27,182

Income before income taxes	911,211	1,048,350

Income tax expense	366,000	48,751

Net income	$545,211	$999,599

Net income per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Weighted average shares outstanding:
Basic	12,476,173	12,299,554
Diluted	12,798,314	12,726,293

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended December 31
	2012	2011
Cash flows from operating activities
Net income	$545,211	$999,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,225	96,081
Deferred taxes	332,760	21,105
Loss on disposal of assets	7,297	21,081
Stock based compensation	186,049	112,153
Changes in operating assets and liabilities:
Accounts receivable, net	(181,214)	1,202,106
Inventories	(654,295)	230,693
Prepaid expenses and other	(43,717)	(58,308)
Accounts payable and accrued expenses	(257,289)	(1,939,090)
Net cash provided by operating activities	56,027	685,420

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(154,398)	(63,430)
Purchases of investments	(1,655,000)	(5,232,000)
Proceeds from maturities of investments	2,145,000	596,000
Net cash provided by (used in) investing activities	335,602	(4,699,430)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	68,760	70,305
Proceeds from issuance of common stock upon exercise of stock options	7,625	37,681
Other	(9,988)	-
Net cash provided by financing activities	66,397	107,986

Increase (decrease) in cash and cash equivalents	458,026	(3,906,024)

Cash and cash equivalents, beginning of period	5,678,143	11,281,027

Cash and cash equivalents, end of period	$6,136,169	$7,375,003

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

	Three Months Ended December 31
	2012	2011
Net income	$545,211	$999,599
Weighted average common shares	12,476,173	12,299,554
Dilutive potential common shares	322,141	426,739
Weighted average dilutive common shares outstanding	12,798,314	12,726,293
Net income per common share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

The calculation of diluted net income per common share excludes 324,500 potentially dilutive shares for the three months ended December 31, 2012 because their effect would be anti-dilutive. There were no shares excluded for the three months ended December 31, 2012 as all shares were dilutive.

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012	September 30, 2012
Less than one year	$10,003,000	$9,107,000
1-3 years	3,186,000	4,572,000
Total	$13,189,000	$13,679,000

Note 4.  Stock Based Compensation

The Company recorded $186,049 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2012.  The Company recorded $112,153 of compensation expense related to current and past equity awards for the three months ended December 31, 2011.  This expense is included in selling, general and administrative expense.  There was no tax benefit from recording this non-cash expense.  As of December 31, 2012, $2,296,651 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 4.7 years.

There were no stock options granted during the three-month periods ended December 31, 2012 and December 31, 2011. The following is a summary of stock option activity during the three months ended December 31, 2012:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2012	1,029,176	$3.07
Granted	-	-
Exercised	(16,037)	1.63
Cancelled or Forfeited	(5,500)	5.33
Outstanding at December 31, 2012	1,007,639	$3.08

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2012, the weighted average remaining contractual term for all outstanding stock options was 4.6 years and their aggregate intrinsic value was $1,992,600. At December 31, 2012, the weighted average remaining contractual terms of options that were exercisable was 4.6 years and their aggregate intrinsic value was $1,879,969. During the three months ended December 31, 2012, the Company received proceeds of $7,625 from the exercise of stock options. During the three months ended December 31, 2011, exercised stock options totaled 74,251 shares, resulting in $37,681 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees that vest over three to five years. Restricted stock transactions during the three-month period ended December 31, 2012 is summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2012	363,336	$5.07
Granted	-	-
Vested	-	-
Forfeited	(2,500)	5.10
Unvested at December 31, 2012	360,836	$5.07

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2012 and December 31, 2011, employees purchased 18,000 and 17,662 shares at a price of $3.82 and $4.09 per share, respectively. After the employee purchase on December 31, 2012, 220,842 shares of common stock were available for future purchase under the ESPP.

Note 5.  Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2012 and 2011, respectively, the balance in the allowance for doubtful accounts was $97,950.

Note 6.  Inventories

Inventories consist of the following as of:

	December 31, 2012	September 30, 2012
Raw materials	$2,410,733	$2,300,380
Work-in-progress	357,127	336,298
Finished goods	858,049	334,936
	$3,625,909	$2,971,614

Note 7.  Major Customer Concentration

On December 31, 2012 and 2011, respectively, customer A comprised approximately 23% and 25% of total sales for the three months ended December 31, 2012 and 2011, respectively.

At December 31, 2012, customer B and C accounted for 15% and 12% of accounts receivable, respectively.  At December 31, 2011, customers B and A accounted for 13% and 10% of accounts receivable, respectively.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2012 did not indicate an impairment of goodwill.  During the quarter ended December 31, 2012, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. As of December 31, 2012 the Company has three patents granted and one pending in the United States and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three months ended December 31, 2012, the Company recorded a provision for income taxes of approximately $366,000, reflecting an effective tax rate of 40.2%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment and expenses related to equity award compensation.

During the fourth quarter ended September 30, 2012, the Company reversed a substantial portion of its deferred tax asset valuation allowance to record the amount of deferred tax assets that we believe are more likely than not to be realized.  This determination was based on weighing both the positive and negative evidence available including, but not limited to, our earnings history, our projected future taxable income, our business strategy and the nature of each of our deferred tax assets.  The reduction in the valuation allowance in the fourth quarter of fiscal year 2012 resulted in a non-cash income tax benefit of approximately $3.5 million.  As of September 30, 2012, the Company had a remaining valuation allowance of approximately $975,000 related to state net operating loss carry forwards the Company does not expect to utilize.

For the three months ended December 31, 2011, the Company recorded a provision for income taxes of approximately $49,000, reflecting an effective tax rate of 4.7%.  For the three months ended December 31, 2011, the Company’s tax provision included estimated current federal alternative minimum taxes and state franchise taxes, but was primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  The change in valuation allowance was $373,000.  This change consisted of $395,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction was partially offset by a $22,000 increase in valuation allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” criteria.

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

As of December 31, 2012, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2012, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2012 and 2011 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2012.

OVERVIEW

General

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site.  While continuing to penetrate the wireline requirements for FTTH builds, Clearfield is actively engaged in the expansion of wireless services through the deployments of its technologies for cell backhaul and distributed antennas wireless services.

The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone), multiple service operators (or MSO’s) (cable), wireless service providers, municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). Clearfield has continued to expand its product offerings and broaden its customer base during the last five years.

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly of the Company’s products is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 VS. THREE MONTHS ENDED DECEMBER 31, 2011

Revenues for the three months ended December 31, 2012 were $10,265,000, an increase of approximately 12% or $1,100,000 from revenue of $9,165,000 for the first three months of fiscal 2012. Revenues to broadband service providers and commercial data networks customers were $8,912,000 in the fiscal 2013 first quarter, versus $8,004,000 in the same period of fiscal 2012. Revenues to build-to-print and OEM customers were $1,353,000 in the fiscal 2013 first quarter versus $1,161,000 in the same period of fiscal 2012. Revenue growth was experienced from existing clients as well as from the development of accounts in traditional and new territories across the telco industry. In addition to revenues from inside and outside plant deployment of fiber, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower. Operating results for the first quarter of fiscal year 2013 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the three months ended December 31, 2012 was $6,341,000, an increase of $970,000, or 18%, from $5,371,000 in the comparable period.  Gross margin was 38.2% in the fiscal 2013 first quarter, down from 41.4% for the comparable three months in fiscal 2012. Gross profit increased $130,000, or 3%, to $3,924,000 for the three months ended December 31, 2012 from $3,794,000 in the comparable period in fiscal 2012.  The quarter-over-quarter increase in gross profit and cost of goods is primarily a result of increased sales volume.  Gross margin was negatively affected by product mix and lower absorption of manufacturing overhead within the quarter.

Selling, general and administrative expenses increased $265,000, or 10%, to $3,039,000 in the fiscal 2013 first quarter from $2,773,000 for the fiscal 2012 first quarter. The increases in the fiscal 2013 quarter include higher compensation and incentive expenses in the amount of $113,000 due to wage changes, an increase in equity compensation expense of $74,000 due to a higher number of equity awards outstanding, and higher professional fees of $23,000 in the three months ended December 31, 2012 versus December 31, 2011.

Income from operations for the three months ended December 31, 2012 was $886,000 compared to income from operations of $1,021,000 for the first three months of fiscal 2012, a decrease of $135,000, or 13%. This decrease is attributable to lower gross margin and increased expenses.

Interest income for the three months ended December 31, 2012 was $25,000 compared to $27,000 for the comparable quarter for fiscal 2012. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $366,000 and $49,000 for the three months ended December 31, 2012 and 2011, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.   The increase in tax expense of $317,000 from the first quarter for fiscal 2012 is primarily due to deferred tax expense resulting from the reversal of a portion of the deferred tax asset valuation allowance in the fourth quarter of fiscal 2012.   Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended December 31, 2012 was $545,211, or $0.04 per basic and diluted share. The Company’s net income for the three months ended December 31, 2011 was $1,000,000, or $0.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $16,139,000 at December 31, 2012 compared to $14,785,000 at September 30, 2012.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $3,186,000 at December 31, 2012, compared to $4,572,000 at September 30, 2012.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At December 31, 2012, Clearfield had no debt along with $19,325,000 in cash, cash equivalents and investments, compared to $19,357,000 at September 30, 2012.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at December 31, 2012, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $56,000 for the three months ended December 31, 2012. This was primarily due to net income of $545,000, non-cash expenses for depreciation and amortization of $121,000, deferred taxes of $333,000, loss on asset disposals of $7,000, and stock based compensation of $186,000, offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include increases in inventory of $654,000, other current assets of $44,000, and accounts receivable of $181,000. The increase in inventory reflects higher stocking levels for existing and for new product offerings including the recently announced Clearview Blue. Changes using cash also include a decrease in accounts payable and accrued expenses in the amount of $257,000, primarily reflecting fiscal 2012 accrued bonus compensation accruals paid in the first quarter of fiscal 2013.

Net cash generated from operating activities totaled $685,000 for the three months ended December 31, 2011. This was primarily due to net income of $1,000,000, which includes non-cash expenses for depreciation of $96,000, deferred taxes of $21,000, loss on asset disposals of $21,000, and stock based compensation of $112,000, offset by changes in operating assets and liabilities using cash. Changes in cash from operating assets and liabilities include decreases in accounts receivable of $1,200,000 and inventory of $231,000, along with increases in prepaid expenses of $58,000 and accounts payable and accrued expenses of $1,939,000. The decrease in cash from accounts payable and accrued expenses reflects fiscal 2011 accrued bonus compensation accruals paid in the first quarter of fiscal 2012.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2012 we used cash to purchase $1,655,000 of FDIC-backed securities and received $2,145,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology and manufacturing equipment, consumed $154,000 of cash.

During the three months ended December 31, 2011 we used cash to purchase $5,232,000 of FDIC-backed securities and received $596,000 on CDs that matured.  Purchases of capital equipment, mainly information technology equipment and vehicles, consumed $63,000 of cash.

Financing Activities

For the three months ended December 31, 2012 we received $69,000 from employees’ participation and purchase of stock through our ESPP. We received $7,625 from the issuance of stock as a result of employees exercising options, and used $9,988 to pay for taxes as a result of employee’s cashless exercises of options.

For the three months ended December 31, 2011 we received $70,000 from employees’ participation and purchase of stock through our ESPP and $38,000 from the issuance of stock as a result of employees exercising options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Clearfield, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2012 due to a material weakness in internal control over financial reporting related to the evaluation of non-routine transactions. This material weakness did not result in any material adjustments to the Registrant’s financial statements, notes thereto, or other disclosures in the 10-Q.

The Company has reviewed its internal control procedures related to the evaluation of non-routine events or transactions and has developed additional control procedures to address the material weakness. While we expect these additional procedures to remediate this material weakness, the impact of our remediation efforts will not be known until our controls have been in effect for a sufficient period of time. We will disclose the status of our internal control remediation efforts in future periods.

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Following the end of the quarter, the company changed its internal control reporting to remediate the material weakness described above.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

CLEARFIELD, INC.

January 31, 2013	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

January 31, 2013	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)