Form 10-Q
period 2013-03-31
Clearfield, Inc.
filed 2013-05-03
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES     [x]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 24, 2013
Common stock, par value $.01	12,872,391

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31, 2013	September 30, 2012
Assets
Current Assets
Cash and cash equivalents	$6,814,133	$5,678,143
Short-term investments	8,443,000	9,107,000
Accounts receivables	4,246,997	3,022,636
Inventories	3,742,252	2,971,614
Deferred taxes	1,639,902	1,491,478
Other current assets	415,631	473,726
Total Current Assets	25,301,915	22,744,597

Property, plant and equipment, net	1,565,718	1,107,468

Other Assets
Long-term investments	4,261,000	4,572,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	5,620,271	6,498,250
Other	259,796	247,512
Total other assets	12,711,578	13,888,273
Total Assets	$39,579,211	$37,740,338

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,918,397	$1,492,294
Accrued compensation	1,399,915	1,470,232
Accrued expenses	22,186	54,268
Total Current Liabilities	3,340,498	3,016,794
Deferred rent	22,891	37,643
Total Liabilities	3,363,389	3,054,437

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,872,391 and 12,830,100, shares issued and outstanding at March 31, 2013 and September 30, 2012	128,724	128,301
Additional paid-in capital	54,591,089	54,152,080
Accumulated deficit	(18,503,991)	(19,594,480)
Total Shareholders’ Equity	36,215,822	34,685,901
Total Liabilities and Shareholders’ Equity	$39,579,211	$37,740,338

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Revenues	$10,514,368	$7,112,097	$20,779,730	$16,277,298

Cost of sales	6,299,043	4,392,668	12,640,145	9,763,587

Gross profit	4,215,325	2,719,429	8,139,585	6,513,711

Operating expenses
Selling, general and administrative	3,265,883	2,572,375	6,304,394	5,345,489
Income from operations	949,442	147,054	1,835,191	1,168,222

Interest income	22,836	26,363	48,298	53,545

Income before income taxes	972,278	173,417	1,883,489	1,221,767

Income tax expense	427,000	41,490	793,000	90,241

Net income	$545,278	$131,927	$1,090,489	$1,131,526

Net income per share:
Basic	$0.05	$0.01	$0.09	$0.09
Diluted	$0.04	$0.01	$0.08	$0.09

Weighted average shares outstanding:
Basic	12,503,434	12,331,744	12,489,651	12,315,561
Diluted	12,926,560	12,790,232	12,862,284	12,758,174

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,090,489	$1,131,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,114	196,794
Deferred taxes	729,555	41,070
Loss on disposal of assets	7,297	21,081
Stock based compensation	383,732	219,271
Changes in operating assets and liabilities:
Accounts receivable, net	(1,224,361)	592,949
Inventories	(770,638)	(318,628)
Prepaid expenses and other	(109,085)	(284,529)
Accounts payable and accrued expenses	308,952	(1,366,579)
Net cash provided by operating activities	655,055	232,955

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(549,765)	(181,304)
Purchases of investments	(3,860,000)	(6,458,000)
Proceeds from maturities of investments	4,835,000	1,657,000
Net cash provided by (used in) investing activities	425,235	(4,982,304)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	68,760	70,305
Proceeds from issuance of common stock upon exercise of stock options	11,971	50,556
Other	(25,031)	-
Net cash provided by financing activities	55,700	120,861

Increase (decrease) in cash and cash equivalents	1,135,990	(4,628,488)

Cash and cash equivalents, beginning of period	5,678,143	11,281,027

Cash and cash equivalents, end of period	$6,814,133	$6,652,539

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$545,278	$131,927	$1,090,489	$1,131,526
Weighted average common shares	12,503,434	12,331,744	12,489,651	12,315,561
Dilutive potential common shares	423,126	458,488	372,633	442,613
Weighted average dilutive common shares outstanding	12,926,560	12,790,232	12,862,284	12,758,174
Net income per common share:
Basic	$0.05	$0.01	$0.09	$0.09
Diluted	$0.04	$0.01	$0.08	$0.09

The calculation of diluted net income per common share excludes 294,500 potentially dilutive shares for the three months ended March 31, 2013, and 312,000 potentially dilutive shares for the three months ended March 31, 2012, because their effect would be anti-dilutive.

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities when purchased of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs are as follows:

	March 31, 2013	September 30, 2012
Less than one year	$8,443,000	$9,107,000
1-3 years	4,261,000	4,572,000
Total	$12,704,000	$13,679,000

Note 4.  Stock Based Compensation

The Company recorded $383,732 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the six months ended March 31, 2013.  The Company recorded $219,271 of compensation expense related to current and past equity awards for the six months ended March 31, 2012.  This expense is included in selling, general and administrative expense.  As of March 31, 2013, $2,296,775 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 4.4 years.

There were no stock options granted during the six-month period ended March 31, 2013. During the six month period ended March 31, 2012, the Company granted non-employee directors non-qualified stock options to purchase an aggregate of 12,000 shares of common stock with a contractual term of 6 years, a vesting term of one year, an exercise price of $5.91 and a fair value of $4.12 per share. This fair value was estimated at grant date using the weighted-average assumptions listed below.

Six months ended March 31, 2012
Dividend yield	0%
Expected volatility	82.25%
Average risk-free interest rate	1.14%
Expected life (years)	6
Vesting period (years)	1

The following is a summary of stock option activity during the six months ended March 31, 2013:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2012	1,029,176	$3.07
Granted	-	-
Exercised	(32,887)	1.55
Cancelled or Forfeited	(6,000)	5.41
Outstanding at March 31, 2013	990,289	$3.10

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2013, the weighted average remaining contractual term for all outstanding stock options was 4.3 years and their aggregate intrinsic value was $2,950,829. At March 31, 2012, the weighted average remaining contractual terms of options that were exercisable was 4.3 years and their aggregate intrinsic value was $2,754,224. During the six months ended March 31, 2013, the Company received proceeds of $11,971 from the exercise of stock options. During the six months ended March 31, 2012, exercised stock options totaled 59,190 shares, resulting in $50,556 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over one to five years.

During the six month period ended March 31, 2013, the Company granted non-employee directors restricted stock awards totaling 9,090 shares of common stock, with a vesting term of approximately one year and a fair value of $5.50 per share.  Restricted stock transactions during the six-month period ended March 31, 2013 is summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2012	363,336	$5.07
Granted	9,090	5.50
Vested	-	-
Forfeited	(4,500)	5.10
Unvested at March 31, 2013	367,926	$5.08

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

Note 5.  Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At March 31, 2013 and 2012, respectively, the balance in the allowance for doubtful accounts was $97,950.

Note 6.  Inventories

Inventories consist of the following as of:

	March 31, 2013	September 30, 2012
Raw materials	$2,323,447	$2,300,380
Work-in-progress	380,436	336,298
Finished goods	1,038,369	334,936
	$3,742,252	$2,971,614

Note 7.  Major Customer Concentration

Customers A and B comprised approximately 25% and 16% of total sales for the six months ended March 31, 2013. Customer A comprised 25% of total sales for the six months ended March 31, 2012.

At March 31, 2013, customer A and B accounted for 13% and 42% of accounts receivable, respectively.  At March 31, 2012, customer A accounted for 12% of accounts receivable.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2012 did not indicate an impairment of goodwill.  During the quarter ended March 31, 2013, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. As of March 31, 2013 the Company has three patents granted and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three months ended March 31, 2013, the Company recorded a provision for income taxes of approximately $427,000, reflecting an effective tax rate of 43.9%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment and expenses related to equity award compensation.

During the fourth quarter ended September 30, 2012, the Company reversed a substantial portion of its deferred tax asset valuation allowance to record the amount of deferred tax assets that we believe are more likely than not to be realized.  This determination was based on weighing both the positive and negative evidence available including, but not limited to, our earnings history, our projected future taxable income, our business strategy and the nature of each of our deferred tax assets.  The reduction in the valuation allowance in the fourth quarter of fiscal year 2012 resulted in a non-cash income tax benefit of approximately $3.5 million.  As of September 30, 2012, the Company had a remaining valuation allowance of approximately $975,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the current quarter.

For the three months ended March 31, 2012, the Company recorded a provision for income taxes of approximately $41,000, reflecting an effective tax rate of 23.9%.  For the three months ended March 31, 2012, the Company’s tax provision included estimated current federal alternative minimum taxes and state franchise taxes, but was primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  The change in valuation allowance was $447,000.  This change consisted of $473,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction was partially offset by a $26,000 increase in valuation allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” criteria.

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

As of March 31, 2013, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended March 31, 2013 and 2012 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2012.

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

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly of the Company’s products is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers (OEM’s) who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

Revenues for the second fiscal quarter of 2013 ended March 31, 2013 were $10,514,000, an increase of approximately 48% or $3,400,000 from revenue of $7,112,000 for the second fiscal quarter of fiscal 2012. Revenues to broadband service providers and commercial data networks customers were $9,563,000 in the fiscal 2013 second quarter, versus $5,785,000 in the same period of fiscal 2012. Revenues to build-to-print and OEM customers were $951,000 in the fiscal 2013 second quarter versus $1,327,000 in the same period of fiscal 2012. Revenues in the second quarter of fiscal 2012 were negatively affected by new government funding regulations affecting the broadband service provider industry enacted just prior to that quarter. Revenue growth in fiscal 2013 was experienced from existing clients as well as from the development of accounts in traditional and new territories across the telco industry. Revenues were positively affected by increased demand in inside and outside plant deployment of fiber.  In addition, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower. Operating results for the second quarter of fiscal year 2013 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the second quarter of fiscal 2013 was $6,299,000, an increase of $1,906,000, or 43%, from $4,393,000 in the comparable period of fiscal 2012.  Gross margin was 40.1% in the fiscal 2013 second quarter, up from 38.2% for the fiscal 2012 second quarter. Gross profit increased $1,496,000, or 55%, to $4,215,000 for the three months ended March 31, 2013 from $2,719,000 in the comparable period in fiscal 2012.  The increase in gross profit and cost of goods in the second quarter of fiscal 2013 is primarily a result of increased sales volume, along with a higher percentage of sales associated with higher margin optical component technologies.

Selling, general and administrative expenses increased $694,000, or 27%, to $3,266,000 in the fiscal 2013 second quarter from $2,572,000 for the fiscal 2012 second quarter. The increases in the fiscal 2013 quarter include higher compensation and incentive expenses in the amount of $379,000 due to higher revenues, an increase in product development costs of $116,000, an increase in equity compensation expense of $91,000 due to a higher number of equity awards outstanding, and higher professional fees of $66,000 in the three months ended March 31, 2013 versus March 31, 2012.

Income from operations for the quarter ended March 31, 2013 was $949,000 compared to income from operations of $147,000 for the comparable quarter of fiscal 2012, an increase of $802,000, or 546%. This increase is attributable to higher revenue and gross margin in the fiscal 2013 quarter versus the 2012 quarter.

Interest income for the quarter ended March 31, 2013 was $23,000 compared to $26,000 for the comparable quarter for fiscal 2012. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $427,000 and $41,000 for the three months ended March 31, 2013 and 2012, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.   The increase in tax expense of $386,000 from the second quarter for fiscal 2012 is primarily due to deferred tax expense resulting from the reversal of a portion of the deferred tax asset valuation allowance in the second quarter of fiscal 2012.

The Company’s net income for the three months ended March 31, 2013 was $545,000 or $0.05 per basic and $0.04 per diluted share. The Company’s net income for the three months ended March 31, 2012 was $132,000, or $0.01 per basic and diluted share.

SIX MONTHS ENDED MARCH 31, 2013 VS. SIX MONTHS ENDED MARCH 31, 2012

Revenues for the six months ended March 31, 2013 were $20,780,000, an increase of 28% or approximately $4,502,000 from revenue of $16,277,000 for the first six months of fiscal 2012. Revenues to broadband service providers and commercial data networks customers were $18,480,000 for the first six months of the fiscal 2013 second quarter, versus $13,790,000 in the same period of fiscal 2012. Revenues to build-to-print and OEM customers were $2,300,000 in the first six months of fiscal 2013 versus $2,490,000 in the same period of fiscal 2012. Revenues in the six months ended fiscal 2012 were negatively affected by new government funding regulations affecting the broadband service provider industry enacted in the second quarter of that period. Revenue growth year over year was experienced from existing clients as well as from the development of accounts in traditional and new territories across the telco industry, including new international territories. In addition to revenues from inside and outside plant deployment of fiber, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower.  Operating results for the first two quarters of fiscal 2013 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the six months ended March 31, 2013 was $12,640,000, an increase of $2,877,000, or 25%, from $9,764,000 in the comparable period.  Gross margin was 39.2% in the fiscal 2013 second quarter, down from 40.0% for the comparable six months in fiscal 2012. Gross profit increased $1,626,000, or 25%, to $8,140,000 for the six months ended March 31, 2013 from $6,514,000 in the comparable period in fiscal 2012.  The increase in gross profit and cost of goods is primarily a result of increased sales volume.

Selling, general and administrative expenses increased 18%, or $959,000, from $5,345,000 for the first six months of fiscal 2012 to $6,304,000 for the first six months of fiscal 2013. This increase is primarily composed of $465,000 in higher commission and performance compensation accruals associated with higher revenue increase in sales personnel. Equity compensation expense increased $164,000 due to a higher number of equity awards outstanding, product development costs increased $111,000, and professional fees increased $84,000 in the six months ended March 31, 2013 versus March 31, 2012.

Income from operations for the six months ended March 31, 2013 was $1,835,000 compared to income of $1,168,000 for the first six months of fiscal 2012, an increase of $667,000, or 57%. This increase is attributable to increased revenue and gross margin.

Interest income for the six months ended March 31, 2013 was $48,000 compared to $54,000 for the comparable period for fiscal 2012. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $793,000 and $90,000 for the six months ended March 31, 2013 and 2012, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.   The increase in tax expense of $703,000 from the first six months of fiscal 2012 is primarily due to deferred tax benefit resulting from the reversal of a portion of the deferred tax asset valuation allowance in the first six months of fiscal 2012.

The Company’s net income for the first six months of fiscal 2013 ended March 31, 2013 was $1,090,000, or $0.09 per basic and $0.08 per diluted share. The Company’s net income for the first six months of fiscal 2012 ended March 31, 2012 was $1,132,000 or $0.09 per basic share and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $15,257,000 at March 31, 2013 compared to $14,785,000 at September 30, 2012.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $4,261,000 at March 31, 2013, compared to $4,572,000 at September 30, 2012.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At March 31, 2013, Clearfield had no debt along with $19,518,000 in cash, cash equivalents and investments, compared to $19,357,000 at September 30, 2012.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at March 31, 2013, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $655,000 for the six months ended March 31, 2013. This was primarily due to net income of $1,090,000, non-cash expenses for depreciation and amortization of $239,000, deferred taxes of $730,000, loss on asset disposals of $7,000, and stock based compensation of $384,000, offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include increases in inventory of $771,000, other current assets of $109,000, and accounts receivable of $1,224,000. The increase in inventory reflects higher stocking levels for existing and for new product offerings including Clearview Blue and the recently announced FieldShield. Changes using cash also include an increase in accounts payable and accrued expenses in the amount of $309,000, primarily related to increased inventory purchases.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2013 we used cash to purchase $3,860,000 of FDIC-backed securities and received $4,835,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $550,000 of cash.

During the six month period ended March 31, 2012 we used cash to purchase $6,458,000 of FDIC-backed securities and received $1,657,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology equipment and vehicles, consumed $181,000 of cash.

Financing Activities

For the six months ended March 31, 2013 we received $69,000 from employees’ participation and purchase of stock through our ESPP. We received $12,000 from the issuance of stock as a result of employees exercising options, and used $25,000 to pay for taxes as a result of employee’s exercises of options using share withholding.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2013.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Clearfield, Inc. maintains disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and because the material weakness related to the evaluation of non-routine transactions previously disclosed in the Company’s Form 10-Q for the quarter ended December 31, 2012 had not been remediated as of March 31, 2013, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013. This material weakness did not result in any material adjustments to the Registrant’s financial statements, notes thereto, or other disclosures in the Form 10-Q filings for either the December 31, 2012 or March 31, 2013 quarters.

The Company has reviewed its internal control procedures related to the evaluation of non-routine transactions and has developed additional review and approval procedures to remediate the material weakness. However, these additional control procedures have not operated for an appropriate amount of time to determine their effectiveness, and as such, the Company has determined the material weakness in internal control over financial reporting has not been remediated as of March 31, 2013. The Company anticipates remediation of this material weakness will be completed, at earliest, when the Company finalizes and files its Form 10-Q for the quarter ended June 30, 2013.

Changes in Internal Control over Financial Reporting

Other than implementing additional review and approval procedures for non-routine transactions to remediate the material weakness noted above, there were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

May 3, 2013	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)