Form 10-Q
period 2013-06-30
Clearfield, Inc.
filed 2013-08-08
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES     [x] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 15, 2013
Common stock, par value $.01	12,898,027

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2013	September 30, 2012
Assets
Current Assets
Cash and cash equivalents	$6,866,755	$5,678,143
Short-term investments	8,039,000	9,107,000
Accounts receivables	5,048,271	3,022,636
Inventories	4,966,348	2,971,614
Deferred taxes	2,369,942	1,491,478
Other current assets	361,658	473,726
Total Current Assets	27,651,974	22,744,597

Property, plant and equipment, net	1,581,564	1,107,468

Other Assets
Long-term investments	5,641,000	4,572,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	4,269,552	6,498,250
Other	258,909	247,512
Total other assets	12,739,972	13,888,273
Total Assets	$41,973,510	$37,740,338

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,907,466	$1,492,294
Accrued compensation	2,411,808	1,470,232
Accrued expenses	43,060	54,268
Total Current Liabilities	4,362,334	3,016,794
Deferred rent	21,996	37,643
Total Liabilities	4,384,330	3,054,437

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,898,027 and 12,830,100, shares issued and outstanding at June 30, 2013 and September 30, 2012	128,980	128,301
Additional paid-in capital	54,817,204	54,152,080
Accumulated deficit	(17,357,004)	(19,594,480)
Total Shareholders’ Equity	37,589,180	34,685,901
Total Liabilities and Shareholders’ Equity	$41,973,510	$37,740,338

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Revenues	$13,534,769	$10,793,755	$34,314,499	$27,071,053

Cost of sales	7,905,646	6,236,984	20,545,791	16,000,571

Gross profit	5,629,123	4,556,771	13,768,708	11,070,482

Operating expenses
Selling, general and administrative	3,832,889	2,774,253	10,137,283	8,119,742
Income from operations	1,796,234	1,782,518	3,631,425	2,950,740

Interest income	21,754	23,878	70,052	77,423

Income before income taxes	1,817,988	1,806,396	3,701,477	3,028,163

Income tax expense	671,001	64,436	1,464,001	154,677

Net income	$1,146,987	$1,741,960	$2,237,476	$2,873,486

Net income per share:
Basic	$0.09	$0.14	$0.18	$0.23
Diluted	$0.09	$0.14	$0.17	$0.23

Weighted average shares outstanding:
Basic	12,513,084	12,388,162	12,497,462	12,339,673
Diluted	13,205,818	12,670,400	12,976,795	12,728,828

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$2,237,476	$2,873,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,469	299,614
Deferred taxes	1,350,234	61,605
Loss on disposal of assets	11,297	21,081
Stock based compensation	570,574	326,651
Changes in operating assets and liabilities:
Accounts receivable, net	(2,025,635)	(863,809)
Inventories	(1,994,734)	(241,547)
Prepaid expenses and other	(54,551)	(351,443)
Accounts payable and accrued expenses	1,329,893	(1,332,165)
Net cash provided by operating activities	1,786,023	793,473

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(691,640)	(297,006)
Purchases of investments	(7,063,000)	(8,661,000)
Proceeds from maturities of investments	7,062,000	2,574,000
Net cash used in investing activities	(692,640)	(6,384,006)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	135,981	142,542
Proceeds from issuance of common stock upon exercise of stock options	14,996	147,707
Other	(55,748)	-
Net cash provided by financing activities	95,229	290,249

Increase (decrease) in cash and cash equivalents	1,188,612	(5,300,284)

Cash and cash equivalents, beginning of period	5,678,143	11,281,027

Cash and cash equivalents, end of period	$6,866,755	$5,980,743

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,146,987	$1,741,960	$2,237,476	$2,873,486
Weighted average common shares	12,513,084	12,388,162	12,497,462	12,339,673
Dilutive potential common shares	692,734	282,238	479,334	389,155
Weighted average dilutive common shares outstanding	13,205,818	12,670,400	12,976,795	12,728,828
Net income per common share:
Basic	$0.09	$0.14	$0.18	$0.23
Diluted	$0.09	$0.14	$0.17	$0.23

The calculation of diluted net income per common share excludes 323,500 potentially dilutive shares for the three months ended June 30, 2012 because their effect would be anti-dilutive.

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities when purchased of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs are as follows:

	June 30, 2013	September 30, 2012
Less than one year	$8,039,000	$9,107,000
1-3 years	5,641,000	4,572,000
Total	$13,680,000	$13,679,000

Note 4.  Stock Based Compensation

The Company recorded $570,574 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the nine months ended June 30, 2013.  The Company recorded $326,651 of compensation expense related to current and past equity awards for the nine months ended June 30, 2012.  This expense is included in selling, general and administrative expense.  As of June 30, 2013, $2,105,047 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 4.2 years.

There were no stock options granted during the nine-month period ended June 30, 2013. During the nine month period ended June 30, 2012, the Company granted non-employee directors non-qualified stock options to purchase an aggregate of 12,000 shares of common stock with a contractual term of 6 years, a vesting term of one year, an exercise price of $5.91 and a fair value of $4.12 per share.

The following is a summary of stock option activity during the nine months ended June 30, 2013:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2012	1,029,176	$3.07
Granted	-	-
Exercised	(47,657)	1.51
Cancelled or Forfeited	(9,000)	5.73
Outstanding at June 30, 2013	972,519	$3.11

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2013, the weighted average remaining contractual term for all outstanding stock options was 4.04 years and their aggregate intrinsic value was $6,125,305. At June 30, 2013, the weighted average remaining contractual terms of options that were exercisable was 4.02 years and their aggregate intrinsic value was $5,149,482. During the nine months ended June 30, 2013, the Company received proceeds of $14,996 from the exercise of stock options. During the nine months ended June 30, 2012, exercised stock options totaled 168,148 shares, resulting in $147,707 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards. The Company makes restricted stock grants to key employees and non-employee directors that vest over one to five years.

During the nine month period ended June 30, 2013, the Company granted non-employee directors restricted stock awards totaling 9,090 shares of common stock, with a vesting term of approximately one year and a fair value of $5.50 per share.  Restricted stock transactions during the nine-month period ended June 30, 2013 is summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2012	363,336	$5.07
Granted	9,090	5.50
Vested	-	-
Forfeited	(5,000)	5.10
Unvested at June 30, 2013	367,426	$5.08

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2013, and December 31, 2012, employees purchased 17,597 and 18,000 shares at a price of $3.82 per share. After the employee purchase on June 30, 2013, 203,245 shares of common stock were available for future purchase under the ESPP.

Note 5.  Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At June 30, 2013 and 2012, respectively, the balance in the allowance for doubtful accounts was $97,950.

Note 6.  Inventories

Inventories consist of the following as of:

	June 30, 2013	September 30, 2012
Raw materials	$3,215,170	$2,300,380
Work-in-progress	651,454	336,298
Finished goods	1,099,524	334,936
	$4,966,348	$2,971,614

Note 7.  Major Customer Concentration

Customers A and B comprised approximately 22% and 15% of total sales for the nine months ended June 30, 2013. Customer A comprised 22% of total sales for the nine months ended June 30, 2012.

At June 30, 2012, Customer C accounted for 15% of accounts receivable.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2012 did not indicate an impairment of goodwill.  During the quarter ended June 30, 2013, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. As of June 30, 2013 the Company has three patents granted and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three months ended June 30, 2013, the Company recorded a provision for income taxes of approximately $671,000, reflecting an effective tax rate of 36.9%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment and expenses related to equity award compensation.

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

For the three months ended June 30, 2012, the Company recorded a provision for income taxes of approximately $65,000, reflecting an effective tax rate of 3.6%.  For the three months ended June 30, 2012, the Company’s tax provision included estimated current federal alternative minimum taxes and state franchise taxes, but was primarily related to deferred tax expense related to book and income tax basis difference in goodwill on prior asset acquisitions.  The change in valuation allowance was $234,000.  This change consisted of $238,000 of tax benefit as a result of a reduction in valuation allowance after considering current financial condition and potential future taxable income.  This reduction was partially offset by a $14,000 increase in valuation allowance from the current year AMT tax credit generated as its utilization does not meet the “more likely than not” criteria.

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

As of June 30, 2013, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended June 30, 2013 and 2012 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2012.

OVERVIEW

General

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site (FTTx).  While continuing to penetrate the wireline requirements for FTTx builds, Clearfield is actively engaged in the expansion of wireless services through the deployments of its technologies for cell backhaul and distributed antennas wireless services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

Revenues for the third fiscal quarter of 2013 ended June 30, 2013 were $13,535,000, an increase of approximately 25% or $2,741,000 from revenue of $10,794,000 for the third fiscal quarter of fiscal 2012. Revenues to broadband service providers and commercial data networks customers were $12,090,000 in the fiscal 2013 third quarter, versus $9,523,000 in the same period of fiscal 2012. Revenues to build-to-print and OEM customers were $1,445,000 in the fiscal 2013 third quarter versus $1,271,000 in the same period of fiscal 2012. Revenue growth in fiscal 2013 was experienced from existing clients as well as from the development of accounts in traditional and new territories across the telco industry, including international territories. Project based business accelerated with multiple large orders from several customers. Revenues were positively affected by increased demand in inside and outside plant deployment of fiber.  In addition, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower (FTTx). Operating results for the third quarter of fiscal year 2013 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the third quarter of fiscal 2013 was $7,906,000, an increase of $1,669,000, or 27%, from $6,237,000 in the comparable period of fiscal 2012.  Gross margin was 41.6% in the fiscal 2013 third quarter, down from 42.2% for the fiscal 2012 third quarter. Gross profit increased $1,072,000, or 23%, to $5,629,000 for the three months ended June 30, 2013 from $4,557,000 in the comparable period in fiscal 2012.  The increase in gross profit and cost of goods in the third quarter of fiscal 2013 is primarily a result of increased sales volume, along with a higher percentage of sales associated with optical component technologies.

Selling, general and administrative expenses increased $1,059,000, or 38%, to $3,833,000 in the fiscal 2013 third quarter from $2,774,000 for the fiscal 2012 third quarter. The increases in the fiscal 2013 quarter include higher compensation and incentive expenses in the amount of $800,000 due to higher revenues, an increase in product development costs of $50,000, and an increase in equity compensation expense of $80,000 due to a higher number of equity awards outstanding in the three months ended June 30, 2013 versus June 30, 2012.

Income from operations for the quarter ended June 30, 2013 was $1,796,000 compared to income from operations of $1,783,000 for the comparable quarter of fiscal 2012, an increase of $13,000, or approximately 1%. This increase is attributable to higher revenue and gross profit in the fiscal 2013 quarter versus the 2012 quarter.

Interest income for the quarter ended June 30, 2013 was $22,000 compared to $24,000 for the comparable quarter for fiscal 2012. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $671,000 and $64,000 for the three months ended June 30, 2013 and 2012, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.   The increase in tax expense of $607,000 from the third quarter for fiscal 2012 is primarily due to deferred tax expense resulting from the reversal of a portion of the deferred tax asset valuation allowance in the third quarter of fiscal 2012.

The Company’s net income for the three months ended June 30, 2013 was $1,147,000 or $0.09 per basic and diluted share. The Company’s net income for the three months ended June 30, 2012 was $1,741,000, or $0.14 per basic and diluted share.

NINE MONTHS ENDED JUNE 30, 2013 VS. NINE MONTHS ENDED JUNE 30, 2012

Revenues for the nine months ended June 30, 2013 were $34,314,000, an increase of 27% or approximately $7,243,000 from revenue of $27,071,000 for the first nine months of fiscal 2012. Revenues to broadband service providers and commercial data networks customers were $30,574,000 for the first nine months of the fiscal 2013 third quarter, versus $23,306,000 in the same period of fiscal 2012. Revenues to build-to-print and OEM customers were $3,740,000 in the first nine months of fiscal 2013 versus $3,765,000 in the same period of fiscal 2012. Revenues in the nine months ended fiscal 2012 were negatively affected by new government funding regulations affecting the broadband service provider industry enacted in the second quarter of that period. Revenue growth year over year was experienced from existing clients as well as from the development of accounts in traditional and new territories across the telco industry, including new international territories. Project based business accelerated with multiple large orders from several customers. In addition to revenues from inside and outside plant deployment of fiber, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower (FTTx).  Operating results for the first three quarters of fiscal 2013 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the nine months ended June 30, 2013 was $20,546,000, an increase of $4,545,000, or 28%, from $16,001,000 in the comparable period.  Gross margin was 40.1% for the first nine months of fiscal 2013, down from 40.9% for the comparable nine months in fiscal 2012. Gross profit increased $2,698,000, or 24%, to $13,769,000 for the nine months ended June 30, 2013 from $2,698,000 in the comparable period in fiscal 2012.  The increase in gross profit and cost of goods is primarily a result of increased sales volume.

Selling, general and administrative expenses increased 25%, or $2,018,000, from $8,120,000 for the first nine months of fiscal 2012 to $10,137,000 for the first nine months of fiscal 2013. This increase is primarily composed of $1,190,000 in higher commission and performance compensation accruals associated with higher revenue increase in sales personnel. Equity compensation expense increased $244,000 due to a higher number of equity awards outstanding, product development costs increased $160,000, and trade show expenses increased $83,000 in the nine months ended June 30, 2013 versus June 30, 2012.

Income from operations for the nine months ended June 30, 2013 was $3,631,000 compared to income of $2,950,000 for the first nine months of fiscal 2012, an increase of $681,000, or 23%. This increase is attributable to increased revenue and gross profit.

Interest income for the nine months ended June 30, 2013 was $70,000 compared to $77,000 for the comparable period for fiscal 2012. Interest rates have continued to decline resulting in lower returns. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,464,000 and $155,000 for the nine months ended June 30, 2013 and 2012, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.   The increase in tax expense of $1,309,000 from the first nine months of fiscal 2012 is primarily due to deferred tax benefit resulting from the reversal of a portion of the deferred tax asset valuation allowance in the first nine months of fiscal 2012.

The Company’s net income for the first nine months of fiscal 2013 ended June 30, 2013 was $2,237,000, or $0.18 per basic and $0.17 per diluted share. The Company’s net income for the first nine months of fiscal 2012 ended June 30, 2012 was $2,873,000 or $0.23 per basic share and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $14,906,000 at June 30, 2013 compared to $14,785,000 at September 30, 2012.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. The majority of our funds are insured by the FDIC. Investments considered long-term are $5,641,000 at June 30, 2013, compared to $4,572,000 at September 30, 2012.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At June 30, 2013, Clearfield had no debt along with $20,547,000 in cash, cash equivalents and investments, compared to $19,357,000 at September 30, 2012.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at June 30, 2013, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $1,786,000 for the nine months ended June 30, 2013. This was primarily due to net income of $2,237,000, non-cash expenses for depreciation and amortization of $361,000, deferred taxes of $1,350,000, loss on asset disposals of $11,000, and stock based compensation of $571,000, offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include increases in inventory of $1,995,000, other current assets of $55,000, and accounts receivable of $2,026,000. The increase in inventory reflects higher stocking levels for existing products due to higher demand, and for new product offerings including Clearview Blue and the recently announced FieldShield. Quarterly accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms within the quarter.  Changes using cash also include an increase in accounts payable and accrued expenses in the amount of $1,330,000, primarily related to increased inventory purchases.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2013 we used cash to purchase $7,063,000 of FDIC-backed securities and received $7,062,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $692,000 of cash.

During the nine month period ended June 30, 2012 we used cash to purchase $8,661,000 of FDIC-backed securities and received $2,574,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology equipment and vehicles, consumed $297,000 of cash.

Financing Activities

For the nine months ended June 30, 2013 we received $136,000 from employees’ participation and purchase of stock through our ESPP. We received $15,000 from the issuance of stock as a result of employees exercising options, and used $56,000 to pay for taxes as a result of employee’s exercises of options using share withholding.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2013.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As previously disclosed, the Company identified a material weakness at December 31, 2012 related to the evaluation of non-routine events or transactions.  Subsequent to the identification of this material weakness, the Company implemented additional procedures relating to non-routine events as part of its remediation efforts.  However, these additional control procedures had not operated for an appropriate amount of time to determine their effectiveness at March 31, 2013, and as such, the Company determined the material weakness in internal control over financial reporting has not been remediated as of March 31, 2013.  The Company conducted additional remediation and testing in the quarter ended June 30, 2013 and determined that the material weakness in internal control over financial reporting relating to non-routine events had been remediated as of June 30, 2013.

Other than changes relating to the remediation of the material weakness described above, there were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

August 8, 2013	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)