Form 10-K
period 2013-09-30
Clearfield, Inc.
filed 2013-11-21
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

☐ YES           ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $67,513,572.

The number of shares of common stock outstanding as of November 15, 2013 was 12,976,763.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.        BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”), formerly APA Enterprises, Inc., is a Minnesota corporation which was founded in 1979.  Our corporate headquarters are located at 5480 Nathan Lane North, Suite 120, Plymouth, MN 55442, and our corporate website is www.clearfieldconnection.com.  The information available on our website is not part of this Report.  You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through the “About Clearfield” link at our website, or at the Commission’s website at www.sec.gov.

Description of Business

Clearfield, Inc. manufactures, markets and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site.  The Company has extended this product line with a fiber delivery platform of optical cable, connectors and microduct that delivers fiber to environments previously not economically or environmentally viable.   The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone), multiple service operators (cable), wireless service providers, non-traditional providers and municipal-owned utilities.  Clearfield has expanded its product offerings and broadened its customer base during the last five years.

By aligning its in-house engineering and technical knowledge alongside its customers’ needs, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners.  Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution partners and some sales through original equipment suppliers who private label its products.

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

Clearview Classic and Clearview Blue: Clearview Classic and Clearview Blue, is a system of five parts that nest together in the cassette’s main housing to support a wide range of applications.  Parts can be added or removed as needed to support the environment in which it is deployed.  Clearview Blue, while fully compatible with Clearview Classic, is designed for the utmost in modularity and scalability.  It builds upon the Clearview Classic by offering a smaller footprint and integrated slack storage and splicing functionality.

Clearview xPAK: Engineered to land small port count fiber terminations and optical components, the patented xPAK is shipped flat and unassembled.  Following simple pictorial user instructions, a technician will assemble the device to match his field requirements at the installation site.  Application environments include cell back-haul, business class service delivery, node segmentation, fiber exhaust scenarios, utility sub-stations or fiber-to-the-desk deployment.

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

Cable-to-Cable Deployment: Fiber Deep is a class of fiber assemblies that guarantees performance at .2dB insertion loss – fully half that of the industry standard.  This metric extends the link loss budget effectively, extending the distance upon which fiber can be deployed.  In addition, this 2dB improvement in optical budget reduces power consumption by 10%.  The power savings, multiplied by even a small thousand home network, is a significant contribution to a community’s “go-green” efforts.

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

Inside Plant:  The FieldSmart Fiber Crossover Distribution System (FxDS) and high density FieldSmart FxHD provides complete fiber management modularity and scalability across the fiber network.  Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed.  Easily configured for initial placement and scaling from 12-ports to a full rack of 1728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment.  The user then places what is needed on the frame as subscriber take rates dictate.  The FxHD is an integrated fiber management solution delivered via the Clearview Blue Cassette.  With instant access to all cassettes, adapters, and jumpers, the frame is designed as a front access frame, meaning all installation is done from one side of the frame providing the option to reclaim the aisle space required for frame solutions that require rear access – and to use that space for other equipment or more frames.  The FxHD can be placed against a wall, cage in data center co-location environments, or back to back.

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

FieldShield

FieldShield is a patent-pending fiber delivery method aimed at reducing the cost of broadband deployment.  FieldShield takes industry standard glass and makes it easier and less expensive to install.  It starts by teaming a ruggedized microduct through which a flexible fiber cable is placed.   FieldShield starts with a Ruggedized Microduct designed to support all aerial, direct bury, and inside plant “last mile” needs.  Created from the most rugged HDPE polymers, FieldShield Microduct is strong enough to be placed using traditional methods of boring and plowing, leveraging existing conduit placement equipment, as well as newer, less disruptive technologies such as micro trenching or saw cutting.

FieldShield Pushable Fiber easily slips through the microduct's smooth inner wall.  Utilizing bend-insensitive glass, FieldShield Pushable Fiber is available in a variety of fiber counts: 1 to 12 fibers in a 3mm jacket and up to 24 fibers in a 4mm jacket.  Available in bulk reels or factory terminated, FieldShield offers total installation flexibility.  FieldShield Pushable Fiber can be pushed by hand up to 100 feet or to distances up to 500 feet for direct bury applications and 300 feet for plenum and riser environments with the use of the FieldShield Assist Module, Clearfield’s cordless drill-driven machine.  A factory pre-connectorized FieldShield Pushable Connector eliminates costly labor in the field and presents reliable, consistent and guaranteed performance along with lower installation costs.  After being installed in the microduct, the slip-resistant protective housing is removed and the connector snaps together - all in seconds, providing a cost-effective, tech-friendly means of installing optical fiber without jeopardizing fiber protection.

The FieldShield Multiport SmarTerminal extends the reach of FieldShield optical fiber to the hardened connector marketplace.  Teaming a FieldShield Pushable Connector with a field-installable, tool-less smart housing that provides a water tight seal decreases installation and maintenance time, while providing superior durability and reliability in the drop segment of the network.  These new solutions, FieldShield Hardened Connectors and the FieldShield Multiport SmarTerminal, bring together the advantages of hardened connector technology with the ease of use and cost reductions associated with pushable fiber.

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

Markets

FTTP
Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user.  The Company’s sales and marketing efforts have principally been focused on the U.S., with investments in Canada and the Caribbean regions added in the last year.

FTTB
Fiber to the Business is the rapid expansion of fiber services, principally by multiple service (cable TV) operators to penetrate the business marketplace.

FTT-Cell site
Fiber to the Cell site is the trend in which wireless service providers are re-focusing their efforts from building towers for coverage to enhancing their coverage for bandwidth.  Fiber is the medium of choice for their upgrade.  Currently, a very small percentage of these cell sites are served by fiber.

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

Competition

Competitors to the FieldSmart product lines include, but are not limited to, Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Alcatel, Inc., and TE Connectivity, Inc. (formerly Tyco Electronics). Competitors to the CraftSmart product line include Emerson Network Power, a subsidiary of Emerson Electric Co., and Charles Industries, Ltd.  Competitors to FieldShield include Arnco Duraline and M2FX.  Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices.  Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Major Customers

Customers A and B comprised approximately 23% and 19%, respectively, of net sales for the fiscal year ended September 30, 2013.  Customer B comprised approximately 22% of total sales for the fiscal year ended September 30, 2012.  Additionally, Customer A accounted for approximately 57% of accounts receivable at September 30, 2013.

Patents and Trademarks

As of September 30, 2013, we had four patents granted and four pending patent applications pending inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield®, Clearview®, FieldSmart®, FieldShield, and CraftSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled.  Backlog orders are generally shipped within three months.  The Company had a backlog of $8,638,000 and $2,647,000 as of September 30, 2013 and 2012, respectively.

Seasonality

We are affected by the seasonal trends in the industries we serve.  We typically experience sequentially lower sales in our first and second fiscal year quarters, primarily due to customer budget cycles, deployment schedules, some customer geographical concentrations as well as standard vacation and holiday calendars.  Sales usually reach a seasonal peak in our third and fourth fiscal quarters.

Product Development

Product development for Clearfield’s product line program has been conducted internally.  We believe that the communication industry environment is constantly evolving and our success depends on our ability to anticipate and respond to these changes.  Our focus is to analyze the environment and technology and work to develop products that simplify our customers’ business by developing innovative high quality products utilizing modular design wherever possible.  Research and development are reflected in Selling, General & Administrative expenses and are not material to the overall expense total.

Employees

As of September 30, 2013, the Company had 179 full-time employees.  We also have several part-time employees and independent contractors.  None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A.     RISK FACTORS

The impact and the timing of the impact of the American Recovery and Reinvestment Act on our business are uncertain.

The American Recovery and Reinvestment Act (the “ARRA”), widely known as the “Stimulus Bill,” was enacted in February 2009.  The ARRA allocates $7.2 billion in grants, loans and loan guarantees for broadband/wireless initiatives for rural un-served and underserved geographies across the country, with these initiatives administered by several federal agencies.  This funding is available to a wide variety of organizations, including our customers and prospective customers, to purchase and implement network infrastructure and services to improve broadband coverage.  As part of the criteria established by the federal agencies administering these programs, the projects to be funded through the new federal stimulus plan must be approved by the state or states in which the projects will be located.

All ARRA funding for these broadband/wireless initiatives was allocated to awarded applicants prior to the start of this fiscal year.  The majority of these projects were nearing completion by the end of fiscal year 2013.

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

A significant percentage of our sales in the last two fiscal years have been made to a small number of customers, and the loss of these major customers would adversely affect us.

In fiscal year 2013, Customers A and B comprised approximately 23% and 19%, respectively, of total sales.  Additionally, Customer B comprised approximately 22% of total sales for the fiscal year ended September 30, 2012.  These customers purchase our products from time to time through purchase orders and we do not have any agreement that guarantees future purchases by any of these major customers.  The loss of any one or more of these customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

Intense competition in our industry may result in price reductions, lower gross profits and loss of market share.

Competition in the telecommunications equipment and services industry is intense.  Our competitors may have or could develop or acquire marketing, financial, development and personnel resources that exceed ours.  Our ability to compete successfully will depend on whether we can continue to advance the technology of our products and develop new products, the acceptance of our products among our customers and prospective customers and our ability to anticipate customer needs in product development, as well as the price, quality and reliability of our products, our delivery and service capabilities and our control of operating expenses.

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

Adverse changes in economic conditions, including the recent recession in the United States, have resulted and may continue to result in lower spending among our customers and contribute to decreased sales to our distributors and customers.  Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations.  These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.  Declines in demand for our products will adversely affect our sales.  Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased.  As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

Our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock.

Because many purchases by customers of our products relate to a specific customer project, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter is limited.  This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, and the impact of the ARRA on customer buying patterns.  These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter.  Demand for our projects will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured.  In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock.  These factors generally result in fluctuations, sometimes significant, in our operating results.

Other factors that may affect our quarterly operating results including:

•	the volume and timing of orders from and shipments to our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees;

•	the availability and cost of key components of our products; and

•	changes in the valuation allowance relating to our deferred tax assets and the resulting income tax benefits or expenses.

Further, we budget our expenses based in part on expectations of future sales.  If sales levels in a particular quarter are lower than expected, our operating results will be affected adversely.

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

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply components or raw materials to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business.  Identifying and qualifying alternative suppliers would take time, involve significant additional costs and may delay the production of our products.  If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose sales.  Further, if we obtain a new supplier or assemble our product using an alternative source of supply, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards.  Any delays in delivery of our product to distributors or customers could be extended, and our costs associated with the change in product manufacturing could increase.

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

Further consolidation among our customers may result in the loss of some customers and may reduce sales during the pendency of business combinations and related integration activities.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities.  Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl P. Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer.  We have employment agreements with Ms. Beranek and Mr. Hill that provides that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements.  We have key person life insurance on Ms. Beranek and Mr. Hill.  Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel.  Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Product defects or the failure of our products to meet specifications could cause us to lose customers and sales or to incur unexpected expenses.

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

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies like us in particular.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.  Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price.  Further, recent economic conditions have resulted in significant fluctuations in stock prices for many companies, including Clearfield.  We cannot predict when the stock markets and the market for our common stock may stabilize.  In addition, although our common stock is listed on the NASDAQ Stock Market, our common stock has experienced low trading volume in our past.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our shareholders to sell shares at an attractive price.

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

We incur significant increased costs as a result of operating as a public company, which may adversely affect our stock price, operating results and financial condition.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly.  In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  Further, our internal control effectiveness may be impacted if we are unable to retain sufficient, skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We face risks associated with expanding our sales outside of the United States.

We believe that our future growth depends in part upon our ability to increase sales in international markets.  These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements.  In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. We cannot ensure that one or more of these factors will not have a material adverse effect on our business strategy and financial condition

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Clearfield leases a 46,583 square foot facility at 5480 Nathan Lane North in Plymouth, Minnesota consisting of our corporate offices, manufacturing and warehouse space.  The original lease commenced on July 1, 2006, with rent commencing on November 1, 2006.  On March 28, 2013, the Company entered into an amendment to the original lease agreement that expanded its leased space as of April 1, 2013 by 16,845 square feet (which included approximately 9,561 square feet that was already being used by the Company pursuant to previous license agreements for this facility).  This amendment also set the Company’s pro rata share of certain expenses for such additional leased space, set the base rent for the expanded lease space for the remainder of the term, and extended the term of the lease until February 28, 2015.

ITEM 3.        LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2013	High	Low
Quarter ended December 31, 2012	$5.35	$4.16
Quarter ended March 31, 2013	6.01	4.84
Quarter ended June 30, 2013	12.90	5.76
Quarter ended September 30, 2013	14.76	9.74

Fiscal Year Ended September 30, 2012	High	Low
Quarter ended December 31, 2011	$7.61	$5.20
Quarter ended March 31, 2012	7.47	5.36
Quarter ended June 30, 2012	5.57	3.95
Quarter ended September 30, 2012	5.65	4.53

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 304 holders of record of our common stock as of September 30, 2013.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our operations and do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2013 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Plan	836,019	$3.31	646,879
Stock Option Plan for Non- Employee Directors	27,500	1.12	-
Total	863,519	$3.24	646,879

All outstanding equity awards have been granted pursuant to shareholder-approved plans.  In addition to options, shares may be issued in the form of restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 18,786 shares of our common stock in connection with payment of taxes upon the vesting of restricted stock previously issued to employees.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2013 by month and the average price paid per share:

Period	Total number of shares withheld	Average price paid per share
July 1-31, 2013	-	$-
August 1-31, 2013	18,786	11.88
September 1-30, 2013	-	-
Total	18,786	$11.88

ITEM 6.        SELECTED FINANCIAL DATA

Not Required

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

Overview of Business: The Company sells highly configurable fiber management and connectivity products to broadband service providers serving the FTTP, FTTB, FTT-Cell site markets in the U.S. and in certain limited markets outside the U.S., currently countries in the Caribbean, Central America and South America.  The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products.  The Company’s products are sold by its sales employees and independent sales representatives.

Critical Accounting Policies: In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income or loss from operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

•           Revenue recognition;
•           Accounting for income taxes;
•           Valuation and evaluating impairment of long-lived assets and goodwill; and
•           Valuation of inventory.

Revenue Recognition Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.  This generally occurs upon shipment of product to the customer.  Sales of the Company’s products are subject to limited warranty obligations that are included in the Company’s terms and conditions.  Also, the Company offers limited discounts and rebates to customers which are recorded in net sales on an estimated basis as the sales are incurred.  The Company records freight revenues billed to customers as revenue and the related shipping and handling cost in cost of sales.  Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Income Taxes We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.  Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.  The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change the valuation allowance could materially change.

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

As of September 30, 2013, the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $14,332,000 and $19,947,000, respectively.  The U.S. federal NOL carry forward amounts expire in fiscal years 2023 through 2028 if not utilized.  The state NOL carry forward amounts expire in fiscal years 2014 through 2022 if not utilized.  In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382.  The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

As part of the process of preparing our financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business.  This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.  If the valuation allowance is reduced, the Company would record an income tax benefit in the period in which that determination is made.  If the valuation allowance is increased, the Company would record additional income tax expense.

During the fourth quarter of 2012, the Company reversed a portion of its remaining valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  The reduction in the valuation allowance in the fourth quarter of fiscal year 2012 resulted in a non-cash income tax benefit of $3,518,000.  As a result, we recorded an income tax benefit of $3,324,000 for the year ended September 30, 2012 compared to income tax expense of $2,803,000 for the year ended September 30, 2013.

As of September 30, 2013, the Company’s only remaining valuation allowance of approximately $975,000 relates to state net operating loss carry forwards we do not expect to utilize.  The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 1998.  We are generally subject to U.S. federal and state tax examinations for all tax years since 1998 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.  In 2007, the Company changed its fiscal year from March 31 to September 30.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2013 consisted of property, plant and equipment, patents and goodwill.  The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2013 and 2012 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the year ended September 30, 2013, there were no triggering events that indicated goodwill could be impaired.

A significant reduction in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge.  If the carrying amount of a reporting unit exceeds its fair value, the Company would measure the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill.  An impairment loss would be based on significant estimates and judgments, and if the facts and circumstances change, a potential impairment could have a material impact on the Company’s financial statements.

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2013 or 2012, respectively.

Valuation of Inventory The Company maintains a material amount of inventory to support its manufacturing operations and customer demand.  This inventory is stated at the lower of cost or market.  On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand.  Any identified excess, slow moving and obsolete inventory is written down to its market value through a charge to cost of sales.  It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly.

Results of Operations

Year ended September 30, 2013 compared to year ended September 30, 2012

Net sales for the fiscal year 2013 increased 42% to $53,353,000 from net sales of $37,474,000 in 2012.  Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry.  The growth in sales includes gains from within Tier 3 Carriers, an emerging presence associated with Tier 2 Carriers who have a national footprint, cable providers as well as non-traditional providers who are entering the U.S. market.  The Company also recorded a growing percentage of its sales from accounts outside of the U.S., principally Canada and the Caribbean regions of Central America.

As a result of the above factors, sales in fiscal year 2013 to commercial data networks and broadband service providers were 90% of net sales, or $48,048,000, while sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market were 10% of net sales, or $5,305,000.  For fiscal year 2012, sales to commercial data networks and broadband service providers were 87% of net sales, or $32,553,000, while sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market were 13% of net sales, or $4,921,000.

Cost of sales for the fiscal year 2013 was $31,364,000, an increase of $9,176,000, or 41% from the $22,188,000 in fiscal year 2012.   Gross margin was 41.2% in fiscal year 2013, as compared to 40.8% for fiscal year 2012.  Gross profit increased 44%, or $6,704,000, from $15,286,000 for fiscal year 2012 to $21,990,000 for fiscal year 2013.  The year-over-year increase in cost of goods and gross profit is a result of increased net sales.  The increase in gross profit percentage is the result of increasing volumes, operating efficiencies and product mix.

Selling, general and administrative expense for fiscal year 2013 was $14,545,000, up 32% compared to $11,011,000 for fiscal year 2012.  This increase is primarily composed of $2,327,000 in higher commission and performance compensation accruals associated with higher net sales.  Additionally, equity compensation expense increased $283,000 due to a higher number of equity awards outstanding, and product development costs increased $234,000.

Income from operations for fiscal year 2013 was $7,445,000 compared to $4,275,000 for fiscal year 2012.  This increase is due to continued product acceptance across both existing clients and new accounts that drove increased net sales in fiscal year 2013.

Interest income in fiscal year 2013 was $92,000 compared to $102,000 for the fiscal year 2012. The decrease is a result of declining interest rates resulting in lower returns on our investments.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2013 was $2,803,000.  Income tax for fiscal year 2012 was a benefit of $3,324,000.  Our current year provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes but is primarily a result of deferred tax expense resulting from NOL utilization.  During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the remaining valuation allowance of the deferred tax assets in the amount of $3,518,000, increasing our net income by that amount as well and contributing $0.28 per diluted share for the period.

Net income for fiscal year 2013 was $4,734,000 or $0.38 per share for basic and $0.36 for diluted, compared to $7,701,000 or $0.62 per basic and $0.60 per diluted share for the year 2012.  The decrease in net income was primarily due to the reversal of a portion of the valuation allowance related to deferred tax assets in fiscal 2012.

Liquidity and Capital Resources

As of September 30, 2013, our principal source of liquidity was our cash and cash equivalents and short-term investments.  Those sources total $15,800,000 at September 30, 2013, compared to $14,785,000, at September 30, 2012.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts.  Substantially all of our funds are insured by the FDIC.  Investments considered long-term are $6,770,000 at September 30, 2013, compared to $4,572,000 at September 30, 2012.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  At September 30, 2013, the Company had combined balances of short-term cash and investments and long-term investments of $22,570,000 as compared to $19,357,000 at September 30, 2012.  We had no long-term debt obligations at September 30, 2013 or 2012, respectively.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2013 totaled $4,339,000.  Cash provided by operations included net income of $4,734,000, which included non-cash expenses for depreciation and amortization of $476,000 and stock-based compensation of $754,000, along with a non-cash gain from deferred taxes of $2,564,000.  Changes in working capital items using cash included an increase in accounts receivable of $4,815,000, reflecting increased sales levels in the fourth quarter of 2013, and an increase in inventory of $2,655,000.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The increase in inventory reflects higher stocking levels for existing products due to higher demand, and for new product offerings including Clearview Blue and FieldShield.  Changes in working capital items providing cash included an increase in accounts payable and accrued expenses of $3,281,000.  Changes in accounts payable and accrued expenses reflect an increase to employee compensation accruals of $1,888,000 associated with higher sales.

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

Investing Activities

For the fiscal year ended September 30, 2013, we used $1,037,000 in cash for the purchase of capital equipment and patents.  Included in this amount were purchases for manufacturing equipment in the amount of $947,000.  During the same period we purchased $8,683,000 of FDIC-backed certificates of deposit and sold $9,600,000 of FDIC-backed certificates of deposit.  The result is cash used in investing activities was $114,000 in fiscal year 2013 as compared to $9,714,000 in fiscal year 2012.  The Company intends to continue to invest in the necessary and appropriate manufacturing equipment to help maintain a competitive position in manufacturing capability but has no material commitments for capital expenditures for fiscal year 2014.

For the fiscal year ended September 30, 2012, we used $591,000 in cash for the purchase of equipment and patents.  Included in this amount were purchases for manufacturing and engineering equipment in the amount of $295,000, IT equipment and software purchases of $129,000, and additional patent cost of $40,000.  During the same period we purchased $11,942,000 of FDIC-backed certificates of deposit and sold $2,819,000 of FDIC-backed certificates of deposit. The result was a net decrease in cash from investing activities of $9,714,000 in fiscal year 2012.

Financing Activities

For the fiscal year ended September 30, 2013, the Company received $200,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (ESPP) and the exercise of stock options.  The Company used $298,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding.  As a result, the net cash used in financing activities was $95,000.

For the fiscal year ended September 30, 2012 we received $143,000 from employees’ participation and purchase of stock through our Employee Stock Purchase Plan (ESPP) and $142,000 from the issuance of stock as a result of employees and directors exercising stock options. The net cash received from financing activities was $285,000.

The Company has current cash and cash equivalents and short-term investments with a maturity of less than one year that total $15,800,000 which we believe provides a strong financial position and along with cash flow from operations will be sufficient to meet our working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, as well as potential future strategic transactions. However, future growth, organically or through acquisition, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

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

ITEM 7B.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments.  These market risks have not changed significantly since September 30, 2012. Increases or decreases in interest rates will have an effect on these balances.  At September 30, 2013, and 2012, the Company had cash and cash equivalents and short-term investments totaling $15,800,000 and $14,785,000.  Most of these balances were invested in interest-bearing money market accounts or CD’s maturing within 12 months.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2013 and 2012 was as follows:

	Quarter Ended
Statement of Earnings Data	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Net sales	$10,265,362	$10,514,368	$13,534,769	$19,038,581
Gross profit	3,924,260	4,215,325	5,629,123	8,220,870
Income from operations	885,749	949,442	1,796,234	3,813,310
Net income	545,211	545,278	1,146,987	2,496,368
Net income per share Basic	$0.04	$0.05	$0.09	$0.20
Net income per share Diluted	0.04	0.04	0.09	0.19

	Quarter Ended
Statement of Earnings Data	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012*

Net sales	$9,165,201	$7,112,097	$10,793,755	$10,402,913
Gross profit	3,794,282	2,719,429	4,556,771	4,215,239
Income from operations	1,021,168	147,054	1,782,518	1,324,141
Net income	999,599	131,927	1,741,960	4,827,708
Net income per share Basic	$0.08	$0.01	$0.14	$0.39
Net income per share Diluted	0.08	0.01	0.14	0.37

*During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the remaining valuation allowance of the deferred tax assets in the amount of $3,518,000, increasing our net income by that amount as well and contributing $0.28 per diluted share for the period.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. (a Minnesota corporation) (the “Company”) as of September 30, 2013 and 2012, and the related statements of earnings, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 21, 2013

CLEARFIELD, INC.
BALANCE SHEETS

	September 30, 2013	September 30, 2012
Assets
Current Assets
Cash and cash equivalents	$9,807,957	$5,678,143
Short-term investments	5,992,000	9,107,000
Accounts receivable, net	7,837,543	3,022,636
Inventories	5,626,764	2,971,614
Deferred taxes	4,615,110	1,491,478
Other current assets	317,829	473,726
Total current assets	34,197,203	22,744,597

Property, plant and equipment, net	1,796,812	1,107,468

Other Assets
Long-term investments	6,770,000	4,572,000
Goodwill	2,570,511	2,570,511
Deferred taxes	810,573	6,498,250
Other	268,240	247,512
Total other assets	10,419,324	13,888,273
Total Assets	$46,413,339	$37,740,338

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,627,764	$1,492,294
Accrued compensation	3,522,907	1,470,232
Accrued expenses	163,531	54,268
Total current liabilities	6,314,202	3,016,794

Deferred rent	21,101	37,643
Total Liabilities	6,335,303	3,054,437

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 12,974,263 and 12,830,100 shares issued and outstanding at September 30, 2013 and 2012, respectively	129,743	128,301
Additional paid-in capital	54,808,929	54,152,080
Accumulated deficit	(14,860,636)	(19,594,480)
Total shareholders’ equity	40,078,036	34,685,901
Total Liabilities and Shareholders’ Equity	$46,413,339	$37,740,338

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF EARNINGS

	Year Ended September 30, 2013	Year Ended September 30, 2012

Net sales	$53,353,080	$37,473,966

Cost of sales	31,363,502	22,188,245

Gross profit	21,989,578	15,285,721

Operating expenses
Selling, general and administrative	14,544,843	11,010,840
Income from operations	7,444,735	4,274,881

Interest income	92,281	102,014

Income before income taxes	7,537,016	4,376,895

Income tax expense (benefit)	2,803,172	(3,324,299)
Net income	$4,733,844	$7,701,194

Net income per share Basic	$0.38	$0.62
Net income per share Diluted	$0.36	$0.60

Shares used in calculation of net income per share:
Basic	12,527,153	12,371,371
Diluted	13,078,939	12,790,168

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at September 30, 2011	12,270,691	$122,707	$53,402,138	$(27,295,674)	$26,229,171
Stock-based compensation expense	-	-	467,120	-	467,120
Restricted stock issuance, net	359,000	3,590	-	-	3,590
Employee stock purchase plan	28,929	288	142,254	-	142,542
Exercise of stock options, net of shares exchanged for payment and tax withholding	171,480	1,716	140,568	-	142,284
Net income	-	-	-	7,701,194	7,701,194
Balance at September 30, 2012	12,830,100	$128,301	$54,152,080	$(19,594,480)	$34,685,901
Stock-based compensation expense	-	-	753,727	-	753,727
Restricted stock issuance, net	4,090	41	25		66
Employee stock purchase plan	35,597	356	135,625	-	135,981
Exercise of stock options, net of shares exchanged for payment	139,455	1,394	62,606	-	64,000
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(34,979)	(349)	(297,639)	-	(297,988)
Excess tax benefit of stock options exercised	-	-	2,505	-	2,505
Net income	-	-	-	4,733,844	4,733,844
Balance at September 30, 2013	12,974,263	$129,743	$54,808,929	$(14,860,636)	$40,078,036

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS

	Year ended September 30, 2013	Year ended September 30, 2012
Cash flows from operating activities:
Net income	$4,733,844	$7,701,194
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	476,400	404,765
Deferred income taxes	2,564,045	(3,436,931)
Gain on sale of assets	15,388	23,645
Stock-based compensation expense	753,727	470,710
Changes in operating assets and liabilities:
Accounts receivable, net	(4,814,907)	206,228
Inventories	(2,655,150)	(212,854)
Other current assets	(15,157)	(307,410)
Accounts payable and accrued expenses	3,280,866	(1,023,016)
Net cash provided by operating activities	4,339,056	3,826,331

Cash flows from investing activities:
Purchases of property and equipment	(1,018,453)	(550,618)
Purchase of investments	(8,683,000)	(11,942,000)
Proceeds from sale of property and equipment	6,500	-
Patent additions	(18,853)	(40,423)
Sale of investments	9,600,000	2,819,000
Net cash used in investing activities	(113,806)	(9,714,041)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	135,981	142,542
Proceeds from issuance of common stock	64,066	142,284
Excess tax benefit from exercise of stock options	2,505	-
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(297,988)	-
Net cash (used in) provided by financing activities	(95,436)	284,826
Increase (decrease) in cash and cash equivalents	4,129,814	(5,602,884)
Cash and cash equivalents at beginning of year	5,678,143	11,281,027
Cash and cash equivalents at end of year	$9,807,957	$5,678,143
Supplemental cash flow information: Cash paid during the year for:
Income taxes	153,644	163,756

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is probable.  This generally occurs upon shipment of product to the customer.  Sales of the Company’s products are subject to limited warranty obligations that are included in the Company’s terms and conditions.  Also, the Company offers limited discounts and rebates to customers which are recorded in net sales on an estimated basis as the sales are incurred.  The Company records freight revenues billed to customers as revenue and the related shipping and handling cost in cost of sales.  Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2013 and 2012 consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments: The Company currently invests its excess cash in bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years.  CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.  The maturity dates of our CD’s at September 30, 2013 are as follows:

Less than one year	$5,992,000
1-3 years	6,770,000
Total	$12,762,000

Accounts Receivable: Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for doubtful accounts was $97,950 at both September 30, 2013 and September 30, 2012.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2013	September 30, 2012
Raw materials	$4,110,224	$2,300,380
Work-in-process	494,980	336,298
Finished goods	1,021,560	334,936
	$5,626,764	$2,971,614

Inventory is stated at the lower of cost or market.  On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand.  Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to cost of sales.  It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost.  Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense when incurred.  Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives.  Leasehold improvements are amortized over the shorter of the remaining term of the lease or estimated life of the asset.  Estimated useful lives of the assets are as follows:

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10	or life of lease
Vehicles		3

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, plant and equipment consist of the following at:

	September 30, 2013	September 30, 2012
Manufacturing Equipment	$2,404,797	$1,316,768
Office Equipment	1,862,847	1,823,283
Leasehold Improvements	127,883	127,883
Vehicles	154,945	171,742
	4,550,472	3,439,676
Less accumulated depreciation	2,753,660	2,332,208
	$1,796,812	$1,107,468

Depreciation expense	$475,524	$403,927

Goodwill and Patents: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2013 and 2012 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the year ended September 30, 2013, there were no triggering events that indicated goodwill could be impaired.

A significant reduction in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge.  If the carrying amount of a reporting unit exceeds its fair value, the Company would measure the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill.  An impairment loss would be based on significant estimates and judgments, and if the facts and circumstances change, a potential impairment could have a material impact on the Company’s financial statements.

No impairment of goodwill has occurred during the years ended September 30, 2013 or 2012, respectively.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of September 30, 2013 the Company has four patents granted and four pending applications pending inside and outside the United States.

Impairment of Long-Lived Assets: The Company assesses potential impairments to its long-lived assets or asset groups when there is evidence that events occur or changes in circumstances indicate that the

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

carrying amount of an asset or asset group may not be recovered.  An impairment loss is recognized when the carrying amount of the long-lived asset or asset group is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.  Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results.  Intangible assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.  No impairment of long-lived assets has occurred during the years ended September 30, 2013 and 2012.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of September 30, 2013, the Company does not have any unrecognized tax benefits.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period.  We use the Black-Scholes option pricing model to determine the weighted average fair value of options.  For restricted stock grants, fair value is determined as the average price of the Company’s stock on the date of grant.  Equity-based compensation expense is included in selling, general and administrative expenses.  The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date.  Volatility is based on historical and expected future volatility of the Company’s stock.  The Company has not historically issued any dividends and does not expect to in the future.  Forfeitures for both option and restricted stock grants are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current periods.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.  Weighted average common share outstanding for the years ended September 30, 2013 and 2012 were as follows:

Year ended September 30,	2013	2012
Net income	$4,733,844	$7,701,194
Weighted average common shares	12,527,153	12,371,371
Dilutive potential common shares	551,786	418,797
Weighted average dilutive common shares outstanding	13,078,939	12,790,168
Earnings per share:
Basic	$0.38	$0.62
Diluted	$0.36	$0.60

The calculation of diluted net income per common share for the year ended September 30, 2012 excluded 323,500 potentially dilutive shares because their effect was anti-dilutive.  There were no potentially dilutive shares for the year ended September 30, 2013.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements.  Significant estimates include the deferred tax asset valuation allowance, the valuation of our inventory, rebates related to revenue recognition, and the valuation of long-lived assets and goodwill.  Actual results may differ materially from these estimates.

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

Plymouth Facility: The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations.  This operating lease as amended expires February 28, 2015.  The Company also leases various pieces of office equipment.  For the years ended September 30, 2013 and 2012, total rent expense was $450,000 and $406,000 respectively.

NOTE B  –  COMMITMENTS AND FACILITIES - Continued

At September 30, 2013, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2014	$333,223
2015	139,431
Total minimum lease payments	$472,654

NOTE C  –  SHAREHOLDERS’ EQUITY

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

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards.  The Company did not grant stock options during the year ended September 30, 2013.  The following weighted average assumptions were used for stock options granted for the year ended September 30, 2012:

2012
Expected volatility	82%
Expected life (in years)	6
Expected dividends	0%
Risk-free interest rate	.90%
Weighted-average grant-date fair value	$4.12

The Company has two stock option plans which are used as an incentive for directors, officers, and other employees.  The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan.  Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years.  However, options granted to directors have a one year vesting period and a six year contractual term.  Shares issued upon exercise of a stock option are new shares.  The employee plan has 646,879 shares available for issue as of September 30, 2013.  As of September 30, 2013, $1,916,898 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.9 years.  The number of options vested during the year ended September 30, 2013 was 177,312 with a total fair value of $699,602 and a weighted average grant date fair value of $3.95.  The Company recorded related compensation expense for the years ended September 30, 2013 and 2012 of $753,727 and $470,710, respectively.  There were 114,417 stock options that were exercised using a cashless method of exercise.  The intrinsic value of options exercised during the year ended September 30, 2013 and 2012 was $1,185,501 and $672,900, respectively.

NOTE C  –  SHAREHOLDERS’ EQUITY – Continued

Option transactions under these plans during the year ended September 30, 2013 and 2012 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2011	1,191,657	$2.74
Granted	17,000	5.59	$4.12
Cancelled or Forfeited	(1,000)	6.36
Exercised	(178,481)	1.11
Outstanding at September 30, 2012	1,029,176	$3.07
Granted	-	-	-
Cancelled or Forfeited	(9,600)	5.77
Exercised	(156,057)	1.97
Outstanding at September 30, 2013	863,519	$3.24

The following table summarizes information concerning options exercisable under the Options Plans at:

Year ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
September 30, 2013	711,802	4.17	$2.75
September 30, 2012	700,148	4.98	$4.78

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2013	863,519	4.09	$3.24	$8,801,776
September 30, 2012	1,029,176	4.78	$3.07	$2,101,541

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards.  The Company awards to key employees restricted stock grants that vest over one to five years.

Restricted stock transactions during the year ended September 30, 2013 and 2012 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2011	8,668	$2.58
Granted	359,000	5.10
Vested	(4,332)	2.58
Unvested shares at September 30, 2012	363,336	5.07
Granted	9,090	5.50
Vested	(75,136)	4.95
Forfeited	(5,000)	5.10
Unvested shares at September 30, 2013	292,290	$5.11

NOTE C  –  SHAREHOLDERS’ EQUITY – Continued

The Company repurchased a total of 18,786 shares of our common stock at an average price of $11.88 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2013.  The Company repurchased a total of 1,080 shares of our common stock at an average price of $5.03 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2012.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year.  For the phase that ended on December 31, 2012 and June 30, 2013, employees purchased 18,000 and 17,597 shares, respectively, at a price of $3.82 per share. For the phase that ended on December 31, 2011 and June 30, 2012, employees purchased 11,267 and 17,662 shares, respectively, at a price of $6.24 and $4.09 per share, respectively.  As of September 30, 2013, the Company has withheld approximately $48,961 from employees participating in the phase that began on July 1, 2013.  After the employee purchase on June 30, 2013, 203,245 shares of common stock were available for future purchase under the Stock Plan.

NOTE D  –  INCOME TAXES

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax asset was reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.  During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the deferred tax asset valuation allowance in the amount of $3,518,000 after considering all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  This represented a change in accounting estimate and increased our net income by that amount as well and contributed $0.28 per diluted share for the period.  The total valuation allowance released during the year ended September 30, 2012 was approximately $5.1 million.

The Company has a remaining valuation allowance of approximately $975,000 relating to state net operating loss carryforwards we do not expect to utilize.  Based upon all available evidence, the Company believes that the existing valuation allowance is appropriate and should not be adjusted for the current year.  Approximately $94,000 of the valuation allowance is short term and $881,000 is long-term, against its remaining deferred tax assets.  The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced.  If the valuation allowance is increased, we would record additional income tax expense.

NOTE D  –  INCOME TAXES – Continued

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2013	September 30, 2012
Current deferred income tax assets (liabilities):
Inventories	$262,162	$180,639
Accrued expenses and reserves	657,125	160,809
Prepaid expenses	(23,427)	(158,253)
Net operating loss carry forwards and credits	3,813,429	1,480,202
	4,709,289	1,663,397
Valuation allowance	(94,179)	(171,919)
Net current deferred tax asset	$4,615,110	$1,491,478

Long-term deferred income tax assets (liabilities):
Intangibles	$(15,779)	$(7,719)
Property and equipment depreciation	86,292	75,533
Net operating loss carry forwards and credits	2,096,581	7,637,590
Stock based compensation	66,722	53,932
Accrued expenses and reserves	7,444	13,336
Goodwill	(549,608)	(471,083)
	1,691,652	7,301,589
Valuation allowance	(881,079)	(803,339)
Net long-term deferred tax asset	$810,573	$6,498,250

As of September 30, 2013 the current income tax payable was approximately $81,000.  As of September 30, 2012, the current income tax receivable was $2,000.

As of September 30, 2013, the Company had U.S. federal net operating loss (NOL) carry forwards of approximately $14.3 million.  The U.S. federal net operating loss carry forwards will expire in 2023 through 2028 if not utilized.  As of September 30, 2013, the Company had state net operating loss carry forwards of approximately $19.9 million.  The state net operating loss carry forwards will expire in 2014 through 2022 if not utilized.  As of September 30, 2013, the remaining valuation allowance of approximately $975,000 relates to state net operating loss carryforwards that we do not expect to utilize.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the company’s loss carry forwards are utilizable and not restricted under Section 382.  The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended September 30, 2013.  Our federal and state NOL carry forwards referenced above at September 30, 2013 include approximately $1.8 million and $384,000, respectively of income tax deductions in excess of previously recorded tax benefits for equity based awards.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.

NOTE D  –  INCOME TAXES – Continued

Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2013, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of approximately $637,000 at September 30, 2013 related to these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following periods ended:

	September 30, 2013	September 30, 2012
Federal statutory rate	34%	34%
State income taxes	1%	1%
Permanent differences	2%	4%
Change in valuation allowance	-	(115%)
Tax rate	37%	(76%)

Components of the income tax expense (benefit) are as follows for the periods ended:

	September 30, 2013	September 30, 2012
Current:
Federal	$180,706	$87,193
State	58,421	24,637
	239,127	111,830
Deferred:
Federal	2,455,015	(3,087,274)
State	109,030	(348,855)
	2,564,045	(3,436,129)
Income tax expense (benefit)	$2,803,172	$(3,324,299)

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies the interpretation to all tax positions for which the statute of limitations remained open.  The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2013 or 2012.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 1998.  We are generally subject to U.S. federal and state tax examinations for all tax years since 1998 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.  The Company changed its fiscal year in 2007 from March 31 to September 30.

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

Customers: Customers A and B comprised approximately 23% and 19%, respectively, of total sales for the fiscal year ended September 30, 2013.  Customer B comprised approximately 22% of total sales for the fiscal year ended September 30, 2012.  Additionally, Customer A accounted for approximately 57% and 17% of accounts receivable at September 30, 2013 and September 30, 2012, respectively.

NOTE  F  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code.  The Company matches 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that is contributed by the participant.  The Company’s contributions under this plan were $290,652 and $283,600 for the years ended September 30, 2013 and September 30, 2012, respectively.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2014 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 to be included in the 2014 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2014 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2014 Proxy Statement, is incorporated herein by reference into this section.

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
Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.3	Form of Agreement regarding Indemnification of Directors and Officers with Messrs. Jain, Olsen, Ringstad, Roth, Von Wald and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.4	Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.5	2007 Stock Compensation Plan, as amended	Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on February 24, 2011.
*10.6	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.7	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant?存 Current Report on Form 8-K dated December 16, 2008

Number	Description	Incorporated by Reference to
*10.8	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.9	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.10	First Amendment to Lease and First Amendment to First Amended and Restated License Agreement dated March 28, 2013 by and between Clearfield, Inc. and Bass Lake Realty LLC	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 28, 2013.
23.1	Consent of Grant Thornton LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

 * Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: November 21, 2013	/s/ Cheryl P. Beranek
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

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer)	November 21, 2013

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 21, 2013

/s/ Ronald G. Roth Ronald G. Roth	Director	November 21, 2013

/s/ John G. Reddan John G. Reddan	Director	November 21, 2013

/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	November 21, 2013

/s/ Donald R. Hayward Donald R. Hayward	Director	November 21, 2013

/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 21, 2013