Form 10-Q
period 2013-12-31
Clearfield, Inc.
filed 2014-01-30
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES      [x] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 17, 2014
Common stock, par value $.01	12,999,084

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
	(Unaudited) December 31, 2013	(Audited) September 30, 2013
Assets
Current Assets
Cash and cash equivalents	$17,734,304	$9,807,957
Short-term investments	3,340,000	5,992,000
Accounts receivables, net	2,284,344	7,837,543
Inventories, net	5,127,091	5,626,764
Deferred taxes	4,450,135	4,615,110
Other current assets	504,512	317,829
Total Current Assets	33,440,386	34,197,203

Property, plant and equipment, net	1,735,695	1,796,812

Other Assets
Long-term investments	8,246,000	6,770,000
Goodwill	2,570,511	2,570,511
Deferred taxes	-	810,573
Other	272,389	268,240
Total other assets	11,088,900	10,419,324
Total Assets	$46,264,981	$46,413,339

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,177,981	2,627,764
Accrued compensation	1,555,241	3,522,907
Accrued expenses	168,038	163,531
Total Current Liabilities	3,901,260	6,314,202

Other Liabilities
Deferred taxes	52,662	-
Deferred rent	19,609	21,101
Total other liabilities	72,271	21,101
Total Liabilities	3,973,531	6,335,303

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 12,999,084 and 12,974,263, shares issued and outstanding at December 31, 2013 and September 30, 2013	129,991	129,743
Additional paid-in capital	55,039,769	54,808,929
Accumulated deficit	(12,878,310)	(14,860,636)
Total Shareholders’ Equity	42,291,450	40,078,036
Total Liabilities and Shareholders’ Equity	$46,264,981	$46,413,339

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF EARNINGS
UNAUDITED

	Three Months Ended December 31,
	2013	2012

Net sales	$16,147,622	$10,265,362

Cost of sales	9,209,977	6,341,102

Gross profit	6,937,645	3,924,260

Operating expenses
Selling, general and administrative	3,865,019	3,038,511
Income from operations	3,072,626	885,749

Interest income	19,700	25,462

Income before income taxes	3,092,326	911,211

Income tax expense	1,110,000	366,000
Net income	$1,982,326	$545,211

Net income per share:
Basic	$0.16	$0.04
Diluted	$0.15	$0.04

Weighted average shares outstanding:
Basic	12,689,412	12,476,173
Diluted	13,544,424	12,798,314

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended December 31
	2013	2012
Cash flows from operating activities
Net income	$1,982,326	$545,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,910	121,225
Deferred taxes	1,028,210	332,760
(Gain) loss on disposal of assets	(86)	7,297
Stock based compensation	188,160	186,049
Changes in operating assets and liabilities:
Accounts receivable, net	5,553,199	(181,214)
Inventories, net	499,673	(654,295)
Other assets	(189,241)	(43,717)
Accounts payable and accrued expenses	(2,414,434)	(257,289)
Net cash provided by operating activities	6,799,717	56,027

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(92,298)	(154,398)
Purchases of investments	(2,606,000)	(1,655,000)
Proceeds from maturities of investments	3,782,000	2,145,000
Net cash provided by investing activities	1,083,702	335,602

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	90,417	68,760
Proceeds from issuance of common stock upon exercise of stock options	25,327	7,625
Tax withholding related to exercise of stock options	(72,816)	(9,988)
Net cash provided by financing activities	42,928	66,397

Increase in cash and cash equivalents	7,926,347	458,026

Cash and cash equivalents, beginning of period	9,807,957	5,678,143

Cash and cash equivalents, end of period	$17,734,304	$6,136,169

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$79,276	$-

Non-cash financing activities
Cashless exercise of stock options	$22,427	$16,588

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Note 2.  Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock awards, when dilutive.

	Three Months Ended December 31
	2013	2012
Net income	$1,982,326	$545,211
Weighted average common shares	12,689,412	12,476,173
Dilutive potential common shares	855,012	322,141
Weighted average dilutive common shares outstanding	13,544,424	12,798,314
Net income per common share:
Basic	$0.16	$0.04
Diluted	$0.15	$0.04

The calculation of diluted net income per common share excluded 324,500 potentially dilutive shares for the three months ended December 31, 2012 because their effect would be anti-dilutive.  There were no shares excluded for the three months ended December 31, 2013 as all shares were dilutive.

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years.  CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost.  The maturity dates of the Company’s CDs at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
Less than one year	$3,340,000	$5,992,000
1-3 years	8,246,000	6,770,000
Total	$11,586,000	$12,762,000

Note 4.  Stock Based Compensation

The Company recorded $188,160 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2013.  The Company recorded $186,049 of compensation expense related to current and past equity awards for the three months ended December 31, 2012.  This expense is included in selling, general and administrative expense.  As of December 31, 2013, $1,740,908 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 3.7 years.

There were no stock options granted during the three-month periods ended December 31, 2013 and December 31, 2012.  The following is a summary of stock option activity during the three months ended December 31, 2013:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2013	863,519	$3.24
Granted	-	-
Exercised	(20,400)	2.34
Cancelled or Forfeited	(2,250)	4.26
Outstanding at December 31, 2013	840,869	$3.26

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  At December 31, 2013, the weighted average remaining contractual term for all outstanding stock options was 3.8 years and their aggregate intrinsic value was $14,279,748.  At December 31, 2013, the weighted average remaining contractual terms of options that were exercisable was 3.9 years and their aggregate intrinsic value was $12,114,284.  During the three months ended December 31, 2013, the Company received proceeds of $25,327 from the exercise of stock options.  During the three months ended December 31, 2012, exercised stock options totaled 16,037 shares, resulting in $7,625 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards.  The Company makes restricted stock grants to key employees and non-employee directors that vest over one to five years.  Restricted stock transactions during the three-month period ended December 31, 2013 is summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2013	292,290	$5.11
Granted	-	-
Vested	-	-
Forfeited	(1,200)	5.10
Unvested at December 31, 2013	291,090	$5.11

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phases that ended on December 31, 2013 and December 31, 2012, employees purchased 10,920 and 18,000 shares at a price of $8.28 and $3.82 per share, respectively.  After the employee purchase on December 31, 2013, 192,325 shares of common stock were available for future purchase under the ESPP.

Note 5.  Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  At both December 31, 2013 and September 30, 2013, the balance in the allowance for doubtful accounts was $97,950.  See Note 7, “Major Customer Concentration” for further information regarding accounts receivable.

Note 6.  Inventories

Inventories consist of the following as of:

	December 31, 2013	September 30, 2013
Raw materials	$3,490,880	$4,110,224
Work-in-progress	591,728	494,980
Finished goods	1,044,483	1,021,560
	$5,127,091	$5,626,764

Note 7.  Major Customer Concentration

Customers A and B comprised approximately 48% and 11% of net sales, respectively, for the three months ended December 31, 2013.  Customer B comprised approximately 23% of net sales for the three months ended December 31, 2012.

At December 31, 2013 and September 30, 2013, Customer A accounted for 13% and 57% of accounts receivable, respectively.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2013 did not indicate an impairment of goodwill.  During the quarter ended December 31, 2013, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of December 31, 2013, the Company has four patents granted in the United States and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three months ended December 31, 2013, the Company recorded a provision for income taxes of approximately $1,110,000, reflecting an effective tax rate of 35.9%.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the quarter.

As of both December 31, 2013 and September 30, 2013, the Company had a remaining valuation allowance of approximately $975,000 related to state net operating loss carry forwards the Company does not expect to utilize.  Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the current quarter.

For the three months ended December 31, 2012, the Company recorded a provision for income taxes of approximately $366,000, reflecting an effective tax rate of 40.2%.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, and expenses related to equity award compensation.

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

As of December 31, 2013, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2013, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2013 and 2012 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2013.

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

The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (telephone, or “telcos”), multiple service operators (cable), wireless service providers, municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”).  Clearfield has continued to expand its product offerings and broaden its customer base during the last five years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 VS. THREE MONTHS ENDED DECEMBER 31, 2012

Revenues for the three months ended December 31, 2013 were $16,148,000, an increase of approximately 57% or $5,883,000 from revenue of $10,265,000 for the first three months of fiscal 2013.  Revenues to broadband service providers and commercial data networks customers were $15,077,000 in the fiscal 2014 first quarter, versus $8,912,000 in the same period of fiscal 2013.  Revenues to build-to-print and OEM customers were $1,071,000 in the fiscal 2014 first quarter versus $1,353,000 in the same period of fiscal 2013.  General softness in the U.S. telco market was more than offset by a large, ongoing build of a U.S. based existing customer.  Also, international sales increased over 160% compared to the first quarter of fiscal 2013 to more than a million dollars.  In addition, increases were driven in part by new product offerings in the access network that drives fiber closer to the home, business and cell tower (FTTx). Operating results for the first quarter of fiscal year 2014 are not necessarily indicative of results to be expected for future quarters or the entire year, due to variability in customer purchasing patterns, seasonality of the business, and operating and other factors.

Cost of sales for the three months ended December 31, 2013 was $9,210,000, an increase of $2,869,000, or 45%, from $6,341,000 in the comparable period.  Gross margin was 43.0% in the fiscal 2014 first quarter, up from 38.2% for the comparable three months in fiscal 2012.  Gross profit increased $3,014,000, or 77%, to $6,938,000 for the three months ended December 31, 2013 from $3,924,000 in the comparable period in fiscal 2013. The increase in gross profit and cost of sales in the first quarter of fiscal 2014 is primarily a result of increased sales volume, along with a higher percentage of sales associated with optical component technologies and newer, high margin products.

Selling, general and administrative expenses increased $826,000, or 27%, to $3,865,000 in the fiscal 2014 first quarter from $3,039,000 for the fiscal 2013 first quarter.  The increase in the fiscal 2014 quarter includes higher compensation expenses in the amount of $606,000, due to additional personnel as well as higher performance compensation accruals associated with higher net sales in the three months ended December 31, 2013 versus December 31, 2012, and $71,000 in higher development expenses.

Income from operations for the three months ended December 31, 2013 was $3,073,000 compared to income from operations of $886,000 for the first three months of fiscal 2013, an increase of $2,187,000, or 247%.  This increase is attributable to increased net sales and higher gross margin.

Interest income for the three months ended December 31, 2013 was $20,000 compared to $25,000 for the comparable quarter for fiscal 2013.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,110,000 and $366,000 for the three months ended December 31, 2013 and 2012, respectively.  Due to net operating loss utilization, income tax expense primarily included a non-cash effect on the operating cash flow in the first quarters of both fiscal 2014 and 2013.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The increase in tax expense of $744,000 from the first quarter of fiscal 2013 is primarily due to deferred tax expense resulting from higher profitability and related increase in net operating loss carry-forward utilization. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended December 31, 2013 was $1,982,000, or $0.16 and $0.15 per basic and diluted share, respectively.  The Company’s net income for the three months ended December 31, 2012 was $545,000, or $0.04 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our principal source of liquidity was our cash, cash equivalents and short-term investments.  Those sources total $21,074,000 at December 31, 2013 compared to $15,800,000 at September 30, 2013.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts.  The majority of our funds are insured by the FDIC.  Investments considered long-term are $8,246,000 at December 31, 2013, compared to $6,770,000 at September 30, 2013.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  At December 31, 2013, Clearfield had no debt along with $29,320,000 in cash, cash equivalents and investments, compared to $22,570,000 at September 30, 2013.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at December 31, 2013, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $6,800,000 for the three months ended December 31, 2013.  This was primarily due to net income of $1,982,000, non-cash expenses for depreciation and amortization of $152,000, deferred taxes of $1,028,000, and stock based compensation of $188,000, in addition to changes in operating assets and liabilities providing cash.  Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $5,553,000 and $500,000, respectively.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The decrease in inventory reflects the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represents a quarterly adjustment for seasonal demand along with changes in stocking levels for product development life cycles.  Changes in working capital items using cash include a decrease in accounts payable and accrued expenses in the amount of $2,414,000, primarily reflecting fiscal 2013 accrued bonus compensation accruals paid in the first quarter of fiscal 2014, and a decrease in other assets of $189,000.

Net cash provided by operating activities totaled $56,000 for the three months ended December 31, 2012.  This was primarily due to net income of $545,000, non-cash expenses for depreciation and amortization of $121,000, deferred taxes of $333,000, loss on asset disposals of $7,000, and stock based compensation of $186,000, offset by changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include increases in inventory of $654,000, other current assets of $44,000, and accounts receivable of $181,000.  The increase in inventory reflects higher stocking levels for existing and for new product offerings including Clearview Blue.  Changes using cash also include a decrease in accounts payable and accrued expenses in the amount of $257,000, primarily reflecting fiscal 2012 accrued bonus compensation accruals paid in the first quarter of fiscal 2013.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks.  We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments.  During the three months ended December 31, 2013, we used cash to purchase $2,606,000 of FDIC-backed securities and received $3,782,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology and manufacturing equipment, consumed $92,000 of cash.

During the three months ended December 31, 2012, we used cash to purchase $1,655,000 of FDIC-backed securities and received $2,145,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology and manufacturing equipment, consumed $154,000 of cash.

Financing Activities

For the three months ended December 31, 2013, we received $90,000 from employees’ participation and purchase of stock through our ESPP.  We received $25,000 from the issuance of stock as a result of employees exercising options, and used $73,000 to pay for taxes for employees who elected to tender shares to satisfy tax withholding obligations upon exercise of stock options.

For the three months ended December 31, 2012, we received $69,000 from employees’ participation and purchase of stock through our ESPP.  We received $8,000 from the issuance of stock as a result of employees exercising options, and used $10,000 to pay for taxes for employees who elected to tender shares to satisfy tax withholding obligations upon exercise of stock options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2013.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

CLEARFIELD, INC.

January 30, 2014	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

January 30, 2014	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)