Form 10-Q
period 2014-06-30
Clearfield, Inc.
filed 2014-07-29
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [   ]  YES      [ X ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 24, 2014
Common stock, par value $.01	13,443,184

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
	(Unaudited) June 30, 2014	(Audited) September 30, 2013
Assets
Current Assets
Cash and cash equivalents	$18,240,523	$9,807,957
Short-term investments	7,027,000	5,992,000
Accounts receivables	4,771,397	7,837,543
Inventories	5,298,570	5,626,764
Deferred taxes	3,292,140	4,615,110
Other current assets	534,575	317,829
Total Current Assets	39,164,205	34,197,203

Property, plant and equipment, net	2,332,882	1,796,812

Other Assets
Long-term investments	8,643,000	6,770,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	-	810,573
Other	297,197	268,240
Total other assets	11,510,708	10,419,324
Total Assets	$53,007,795	$46,413,339

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,956,237	$2,627,764
Accrued compensation	2,503,133	3,522,907
Accrued expenses	87,753	163,531
Accrued rebates	2,560,998	-
Total Current Liabilities	7,108,121	6,314,202

Other Liabilities
Deferred taxes	210,342	-
Deferred rent	-	21,101
Total other liabilities	210,342	21,101
Total Liabilities	7,318,463	6,335,303

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,443,184 and 12,974,263, shares issued and outstanding as of June 30, 2014 and September 30, 2013	134,432	129,743
Additional paid-in capital	56,032,065	54,808,929
Accumulated deficit	(10,477,165)	(14,860,636)
Total Shareholders’ Equity	45,689,332	40,078,036
Total Liabilities and Shareholders’ Equity	$53,007,795	$46,413,339

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net sales	$14,362,934	$13,534,769	$43,724,411	$34,314,499

Cost of sales	8,319,481	7,905,646	25,022,750	20,545,791

Gross profit	6,043,453	5,629,123	18,701,661	13,768,708

Operating expenses
Selling, general and administrative	4,185,157	3,832,889	11,855,187	10,137,283
Income from operations	1,858,296	1,796,234	6,846,474	3,631,425

Interest income	25,544	21,754	69,997	70,052

Income before income taxes	1,883,840	1,817,988	6,916,471	3,701,477

Income tax expense	709,000	671,001	2,533,000	1,464,001

Net income	$1,174,840	$1,146,987	$4,383,471	$2,237,476

Net income per share:
Basic	$0.09	$0.09	$0.34	$0.18
Diluted	$0.08	$0.09	$0.32	$0.17

Weighted average shares outstanding:
Basic	13,045,913	12,513,084	12,827,199	12,497,462
Diluted	13,547,948	13,205,818	13,569,394	12,976,795

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$4,383,471	$2,237,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492,162	361,469
Deferred taxes	2,343,885	1,350,234
Loss on disposal of assets	4,748	11,297
Stock-based compensation	565,505	570,574
Changes in operating assets and liabilities:
Accounts receivable, net	3,066,146	(2,025,635)
Inventories	328,194	(1,994,734)
Prepaid expenses and other	(217,832)	(54,551)
Accounts payable and accrued expenses	772,818	1,329,893
Net cash provided by operating activities	11,739,097	1,786,023

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,060,851)	(691,640)
Purchases of investments	(8,899,000)	(7,063,000)
Proceeds from maturities of investments	5,991,000	7,062,000
Net cash used in investing activities	(3,968,851)	(692,640)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	185,584	135,981
Proceeds from issuance of common stock upon exercise of stock options	618,848	14,996
Tax withholding related to exercise of stock options	(142,112)	(55,748)
Net cash provided by financing activities	662,320	95,229

Increase in cash and cash equivalents	8,432,566	1,188,612

Cash and cash equivalents, beginning of period	9,807,957	5,678,143

Cash and cash equivalents, end of period	$18,240,523	$6,866,755

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$329,329	$110,144

Non-cash financing activities
Cashless exercise of stock options	$198,266	$57,012

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2013, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,174,840	$1,146,987	$4,383,471	$2,237,476
Weighted average common shares	13,045,913	12,513,084	12,827,199	12,497,462
Dilutive potential common shares	502,035	692,734	742,195	479,333
Weighted average dilutive common shares outstanding	13,547,948	13,205,818	13,569,394	12,976,795
Net income per common share:
Basic	$0.09	$0.09	$0.34	$0.18
Diluted	$0.08	$0.09	$0.32	$0.17

Note 3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years.  CDs with original maturities when purchased of more than three months are reported as held-to-maturity investments and are carried at amortized cost.  The maturity dates of the Company’s CDs as of June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
Less than one year	$7,027,000	$5,992,000
1-3 years	8,643,000	6,770,000
Total	$15,670,000	$12,762,000

Note 4.  Stock Based Compensation

The Company recorded $191,136 and $565,505 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan for the three and nine months ended June 30, 2014, respectively.  The Company recorded $186,842 and $570,574 of compensation expense related to current and past equity awards for the three and nine months ended June 30, 2013, respectively.  This expense is included in selling, general and administrative expense.  As of June 30, 2014, $1,596,770 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 4.9 years.

There were no stock options granted during the nine-month periods ended June 30, 2014 or June 30, 2013.  The following is a summary of stock option activity during the nine months ended June 30, 2014:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2013	863,519	$3.24
Granted	-	-
Exercised	(456,850)	1.79
Cancelled or Forfeited	(2,250)	4.26
Outstanding at June 30, 2014	404,419	$4.87

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  As of June 30, 2014, the weighted average remaining contractual term for all outstanding stock options was 2.8 years and their aggregate intrinsic value was $4,821,595.  As of June 30, 2014, there were 257,869 options exercisable with a weighted average remaining contractual term of 2.8 years, and their aggregate intrinsic value was $3,182,090.  During the nine months ended June 30, 2014 and June 30, 2013, the Company received proceeds of $618,848 and $14,996, respectively, from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards.  The Company makes restricted stock grants to key employees and non-employee directors that vest over one to five years.

During the three month period ended March 31, 2014, the Company granted non-employee directors restricted stock awards totaling 1,915 shares of common stock, with a vesting term of approximately one year and a fair value of $26.09 per share.  During the three month period ended June 30, 2014, the Company granted employees restricted stock awards totaling 10,000 shares of common stock, with a vesting term of five years and a fair value of $16.47 per share.  During the nine month period ended June 30, 2013, the Company granted non-employee directors restricted stock awards totaling 9,090 shares of common stock, with a vesting term of approximately one year and a fair value of $5.50 per share.  Restricted stock transactions during the nine-month period ended June 30, 2014 is summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2013	292,290	$5.11
Granted	11,915	18.02
Vested	(9,090)	5.50
Forfeited	(1,200)	5.10
Unvested at June 30, 2014	293,915	$5.62

Employee Stock Purchase Plan

Clearfield, Inc.’s Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phases that ended on June 30, 2014, and December 31, 2013, employees purchased 6,669 and 10,920 shares at a price of $14.27 and $8.28 per share, respectively.  After the employee purchase on June 30, 2014, 185,656 shares of common stock were available for future purchase under the ESPP.

Note 5.  Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  As of both June 30, 2014 and September 30, 2013, the balance in the allowance for doubtful accounts was $97,950.

The Company has rebate arrangements with customers that expire at various times and as of June 30, 2014 has accrued rebates of $2,600,190 related to these agreements.  These agreements have a right of offset against accounts receivable balances for these customers, and after offsetting, the Company has recorded an accrued rebate liability of $2,560,998 as of June 30, 2014.  All amounts related to these rebate agreements are recorded as an adjustment to sales and were $(176,449) and $1,208,830 for the three and nine months ended June 30, 2014, respectively, and $152,564 and $582,216 for the three and nine months ended June 30, 2013, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6.  Inventories

Inventories consist of the following as of:

	June 30, 2014	September 30, 2013
Raw materials	$3,609,891	$4,110,224
Work-in-progress	519,621	494,980
Finished goods	1,169,058	1,021,560
	$5,298,570	$5,626,764

Note 7.  Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and nine months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Customer A	21%	19%	16%	22%
Customer B	10%	*	*	*
Customer C	*	12%	26%	13%

* Less than 10%

As of June 30, 2014, Customer B accounted for 15% of accounts receivable.  As of September 30, 2013, Customer C accounted for 57% of accounts receivable.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2013 did not indicate an impairment of goodwill.  During the nine months ended June 30, 2014, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of June 30, 2014, the Company has four patents granted in the United States and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three and nine months ended June 30, 2014, the Company recorded a provision for income taxes of $709,000 and $2,533,000, respectively, reflecting an effective tax rate of 37.6% and 36.6%, respectively.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment expenses and expenses related to equity award compensation.

As of both June 30, 2014 and September 30, 2013, the Company had a remaining valuation allowance of approximately $975,000 related to state net operating loss carry-forwards the Company does not expect to utilize.  Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended June 30, 2014.

For the three and nine months ended June 30, 2013, the Company recorded a provision for income taxes of $671,001 and $1,464,001, respectively, reflecting an effective tax rate of 36.9% and 39.6%, respectively.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment expenses and expenses related to equity award compensation.

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

As of June 30, 2014, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10.  Accounting Pronouncements

Recent Accounting Pronouncements

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

Net sales for the third quarter of fiscal 2014 ended June 30, 2014 were $14,363,000, an increase of approximately 6% or $828,000 from net sales of $13,535,000 for the third quarter of fiscal 2013.  Net sales to broadband service providers and commercial data networks customers were $13,283,000 in the third quarter of fiscal 2014 versus $12,090,000 in the same period of fiscal 2013.  Among this group, the Company recorded $860,000 in international sales versus $900,000 in the same period of fiscal 2013.  Net sales to build-to-print and OEM customers were $1,080,000 in the third quarter of fiscal 2014 versus $1,445,000 in the same period of fiscal 2013.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 6% and 7% of total net sales for the third quarters of fiscal 2014 and 2013, respectively.

The increase in net sales for the third quarter of fiscal 2014 of $828,000 compared to the same quarter of fiscal 2013 is primarily attributable to increases in revenues to U.S. based broadband providers.  Net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of our largest customer and international sales, increased $1,646,000 when compared to the same quarter of 2013 due to increased demand of new product offerings.  Offsetting this increase in net sales was a decrease of $778,000 related to a slowdown in an ongoing build of a U.S.-based broadband service provider and a decrease of $40,000 in international sales when compared to the same quarter of fiscal 2013.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2014 was $8,319,000, an increase of $413,000, or 5%, from $7,906,000 in the comparable period of fiscal 2013.  Gross margin was 42.1% in the fiscal 2014 third quarter, up from 41.6% for the fiscal 2013 third quarter.  Gross profit increased $414,000, or 7%, to $6,043,000 for the three months ended June 30, 2014 from $5,629,000 in the comparable period in fiscal 2013.  The increase in cost of sales in the third quarter of fiscal 2014 is primarily a result of increased sales volume.  Gross profit increased primarily as a result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased $352,000, or 9%, to $4,185,000 in the fiscal 2014 third quarter from $3,833,000 for the fiscal 2013 third quarter.  The increase in the third quarter of fiscal 2014 consists primarily of higher compensation expenses in the amount of $585,000 mainly due to additional personnel and increases in development costs of $61,000 and professional fees of $88,000. These increases were offset by a decrease in performance compensation accruals of $489,000 in the three months ended June 30, 2014 as compared to June 30, 2013.

Income from operations for the quarter ended June 30, 2014 was $1,858,000 compared to income from operations of $1,796,000 for the comparable quarter of fiscal 2013, an increase of approximately 3%.  This increase is attributable to increased net sales and higher gross margin.

Interest income for the quarter ended June 30, 2014 was $26,000 compared to $22,000 for the comparable quarter for fiscal 2013.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $709,000 and $671,000 for the three months ended June 30, 2014 and 2013, respectively.  Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the third quarters of both fiscal 2014 and 2013.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The increase in tax expense of $38,000 from the third quarter for fiscal 2013 is primarily due to deferred tax expense resulting from higher profitability.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended June 30, 2014 was $1,175,000, or $0.09 per basic and $0.08 per diluted share.  The Company’s net income for the three months ended June 30, 2013 was $1,147,000, or $0.09 per basic and diluted share.

NINE MONTHS ENDED JUNE 30, 2014 VS. NINE MONTHS ENDED JUNE 30, 2013

Net sales for the nine months ended June 30, 2014 were $43,724,000, an increase of 27% or approximately $9,410,000 from net sales of $34,314,000 for the first nine months of fiscal 2013.  Net sales to broadband service providers and commercial data networks customers were $40,531,000 for the first nine months of fiscal 2014 versus $30,574,000 in the same period of fiscal 2013.  Among this group, the Company recorded $4,072,000 in international sales versus $1,914,000 in the same period of fiscal 2013. Net sales to build-to-print and OEM customers were $3,193,000 in the first nine months of fiscal 2014 versus $3,740,000 in the same period of fiscal 2013.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 9% and 6% of total net sales for the first nine months of fiscal 2014 and 2013, respectively.

The increase in net sales for the first nine months of fiscal 2014 of $9,410,000 compared to the same period of fiscal 2013 is primarily attributable to an increase of $6,959,000 related to an ongoing build of a U.S.-based broadband service provider.  The increase in net sales was also positively affected by an increase of $2,158,000 in international sales.  Additionally, the Company’s net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of our largest customer and internationally noted above, increased $293,000 for the nine months ended June 30, 2014 period mainly due to higher demand in the third quarter of the fiscal 2014 period when compared to the same period of fiscal 2013.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the nine months ended June 30, 2014 was $25,023,000, an increase of $4,477,000, or 22%, from $20,546,000 in the comparable period.  Gross margin was 42.8% in the fiscal 2014 first nine months, up from 40.1% for the comparable nine months in fiscal 2013.  Gross profit increased $4,933,000, or 36%, to $18,702,000 for the nine months ended June 30, 2014 from $13,769,000 in the comparable period in fiscal 2013.  The increase in cost of sales in the first nine months of fiscal 2014 is primarily a result of increased sales volume.  Gross profit increased primarily as a result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased 17%, or $1,718,000, from $10,137,000 for the first nine months of fiscal 2013 to $11,855,000 for the first nine months of fiscal 2014.  The increase in the first nine months of fiscal 2014 includes higher compensation expenses in the amount of $1,362,000, due to additional personnel as well as higher performance compensation accruals associated with higher net sales and operating income in the nine months ended June 30, 2014 as compared to June 30, 2013 and $114,000 in higher product development costs.

Income from operations for the nine months ended June 30, 2014 was $6,846,000 compared to income from operations of $3,631,000 for the first nine months of fiscal 2013, an increase of $3,215,000, or 89%.  This increase is attributable to increased net sales and higher gross margin.

Interest income for the nine months ended June 30, 2014 and June 30, 2013 was $70,000.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $2,533,000 and $1,464,000 for the nine months ended June 30, 2014 and 2013, respectively.  Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the first nine months of both fiscal 2014 and 2013.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The increase in tax expense of $1,069,000 from the nine months ended June 30, 2013 is primarily due to deferred tax expense resulting from higher profitability.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the first nine months of fiscal 2014 ended June 30, 2014 was $4,383,000, or $0.34 per basic and $0.32 per diluted share.  The Company’s net income for the first nine months of fiscal 2013 ended June 30, 2013 was $2,237,000, or $0.18 per basic and $0.17 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our principal source of liquidity was our cash, cash equivalents and short-term investments.  Those sources total $25,268,000 as of June 30, 2014 compared to $15,800,000 as of September 30, 2013.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts.  The majority of our funds are insured by the FDIC.  Investments considered long-term were $8,643,000 as of June 30, 2014, compared to $6,770,000 as of September 30, 2013.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  As of June 30, 2014, Clearfield had no debt and $33,911,000 in cash, cash equivalents and investments, compared to $22,570,000 as of September 30, 2013.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  The Company intends to use its cash assets primarily for its continued organic growth.  Additionally, the Company may use some available cash for potential future strategic initiatives or alliances.  We believe our cash and cash equivalents at June 30, 2014, along with cash flow from future operations, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $11,739,000 for the nine months ended June 30, 2014. This was primarily due to net income of $4,383,000, non-cash expenses for depreciation and amortization of $492,000, deferred taxes of $2,344,000, and stock-based compensation of $566,000, in addition to changes in operating assets and liabilities providing cash.  Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $3,066,000 and $328,000, respectively, and an increase in accounts payable and accrued expenses of $773,000.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The decrease in accounts receivable was primarily a result of significant payments received in the first quarter from one customer with a large balance at September 30, 2013, resulting in a substantially lower receivable balance at June 30, 2014.  The decrease in inventory reflects the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles.  The increase in accounts payable and accrued expenses primarily reflects a reclassification from accounts receivable of $2,561,000 to accrued rebates for customers with rebate terms as rebates owed exceeded the related accounts receivable balances as of June 30, 2014.  The change in accounts payable and accrued expenses also reflects a decrease related to the fiscal 2013 accrued bonus compensation accruals of approximately $2,691,000 which were paid during the first quarter of fiscal 2014.  Changes in working capital items using cash include an increase in prepaid expenses and other of $218,000, primarily related to deposits on inventory and capital equipment expected to be put into production during the fourth quarter of fiscal 2014.

Net cash provided by operating activities totaled $1,786,000 for the nine months ended June 30, 2013.  This was primarily due to net income of $2,237,000, non-cash expenses for depreciation and amortization of $361,000, deferred taxes of $1,350,000, loss on asset disposals of $11,000, and stock-based compensation of $571,000, offset by changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include increases in inventory of $1,995,000, other current assets of $55,000, and accounts receivable of $2,026,000.  The increase in inventory reflects higher stocking levels for existing products due to higher demand, and for new product offerings including Clearview Blue and FieldShield.  Quarterly accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms within the quarter.  Changes using cash also include an increase in accounts payable and accrued expenses in the amount of $1,330,000, primarily related to increased inventory purchases.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments.  During the nine months ended June 30, 2014, we used cash to purchase $8,899,000 of FDIC-backed securities and received $5,991,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $1,061,000 of cash in the nine months ended June 30, 2014.

During the nine months ended June 30, 2013, we used cash to purchase $7,063,000 of FDIC-backed securities and received $7,062,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $692,000 of cash in the nine months ended June 30, 2013.

Financing Activities

For the nine months ended June 30, 2014, we received $186,000 from employees’ participation and purchase of stock through our ESPP.  We received $619,000 from the issuance of stock as a result of employees exercising options, and used $142,000 to pay for taxes for employees who elected to tender shares to satisfy tax withholding obligations upon exercise of stock options.

For the nine months ended June 30, 2013, we received $136,000 from employees’ participation and purchase of stock through our ESPP.  We received $15,000 from the issuance of stock as a result of employees exercising options, and used $56,000 to pay for taxes for employees who elected to tender shares to satisfy tax withholding obligations upon exercise of stock options.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2014.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information.

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

July 29, 2014	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2014	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)