Form 10-K
period 2014-09-30
Clearfield, Inc.
filed 2014-11-26
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2014.

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

Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [  ]   Smaller Reporting Company [  ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES       [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $255,722,720.

The number of shares of common stock outstanding as of November 15, 2014 was 13,746,164.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

By aligning its in-house engineering and technical knowledge alongside its customers’ needs, the Company has been able to develop, customize and enhance products from design through production.  Substantially all of the final build and assembly is completed at Clearfield’s plant in Plymouth, Minnesota with manufacturing support from a network of domestic and global manufacturing partners.  Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.  The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution partners and some sales through original equipment suppliers who private label its products.

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

Outside Plant: The FieldSmart Fiber Scalability Center (FSC) is a modular and scalable outside plant cabinet that allows rollout of Fiber-to-the-Premise services by communication service providers without a large initial expense.  Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage.  The FSC product, with the Clearview cassette at its heart, has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

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

Markets

FTTP
Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user.  The Company’s sales and marketing efforts have principally been focused on the U.S., with investments in Canada and the Caribbean regions added in recent years.

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

Major Customers and Financial Information about Geographic Areas

The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2014, 2013, and 2012:

	Year Ended September 30,
	2014	2013	2012
Customer A	21%	23%	*
Customer B	19%	19%	22%

* Less than 10%

As of September 30, 2014, Customer C accounted for 10% of accounts receivable.  As of September 30, 2013, Customer A accounted for 57% of accounts receivable.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2014	2013	2012
United States	$52,687,000	$50,358,000	$36,414,000
All Other Countries	5,358,000	2,995,000	1,060,000
Total Net Sales	$58,045,000	$53,353,000	$37,474,000

Patents and Trademarks

As of September 30, 2014, we had four patents granted and four pending patent applications pending inside and outside the United States.  We have also developed and are using trademarks and logos to market and promote our products, including Clearfield®, Clearview®, FieldSmart®, FieldShield®, and CraftSmart.®

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled.  Backlog orders are generally shipped within three months.  The Company had a backlog of $3,340,000, $8,638,000, and $2,647,000 as of September 30, 2014, 2013, and 2012, respectively.

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

Employees

As of September 30, 2014, the Company had 185 full-time employees.  We also have several part-time employees and independent contractors.  None of our employees are covered by any collective bargaining agreement.  We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A.	RISK FACTORS

Our results of operations could be adversely affected now that the stimulus funds of the American Recovery and Reinvestment Act are fully allocated and projections are nearing completion.

The American Recovery and Reinvestment Act (the “ARRA”), widely known as the “Stimulus Bill,” was enacted in February 2009.  The ARRA allocated $7.2 billion in grants, loans and loan guarantees for broadband/wireless initiatives for rural un-served and underserved geographies across the country, with these initiatives administered by several federal agencies.  This funding is available to a wide variety of organizations, including our customers and prospective customers, to purchase and implement network infrastructure and services to improve broadband coverage.  As part of the criteria established by the federal agencies administering these programs, the projects to be funded through the federal stimulus plan must be approved by the state or states in which the projects will be located.

All ARRA funding for these broadband/wireless initiatives was allocated to awarded applicants prior to the start of this fiscal year.  The majority of these projects were nearing completion by the end of fiscal year 2013.

National Broadband Plan’s transitioning from the USF to the CAF program may cause our customers and prospective customers to delay or reduce purchases.

In October of 2011, the Federal Communications Commission approved the National Broadband Plan which called for the restructuring of the long-standing USF (Universal Service Fund).  A key element of this program is the transition out of the USF program, which awards an operating subsidy to telecommunications companies providing service to high-cost serving areas, to the Connect America Fund (CAF) which would provide a capital expenditure subsidy for the build-out of the country’s broadband network.  In addition, other universal service and inter-carrier compensation reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas.  Our customers or prospective customers may delay purchases until the financial impact to them from the transition to the CAF becomes clear.  To the extent our customers or prospective customers receive reduced subsidies under the CAF, they may reduce the spending associated with their projects, delay projects, or not pursue projects.  Any of these actions may result in reduced demand for our products with these customers or prospective customers.

A significant percentage of our sales in the last two fiscal years have been made to a small number of customers, and the loss of these major customers would adversely affect us.

In fiscal year 2014, Customers A and B comprised approximately 21% and 19%, respectively, of net sales.  In fiscal year 2013, Customers A and B comprised approximately 23% and 19%, respectively, of total sales.  Additionally, Customer B comprised approximately 22% of total sales for the fiscal year ended September 30, 2012.  These customers purchase our products from time to time through purchase orders and we do not have any agreement that guarantees future purchases by any of these major customers.  The loss of any one or more of these customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

Adverse changes in economic conditions, including the recent recession in the United States, have resulted and may continue to result in lower spending among our customers and contribute to decreased sales to our distributors and customers.  Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations.  These factors are beyond our control, but may result in decreases in spending among customers and softening demand for our products.  Declines in demand for our products will adversely affect our sales.  Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased.  As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

Our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock.

Because many purchases by customers of our products relate to a specific customer project, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter is limited.  This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns.  These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter.  Demand for our projects will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured.  In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock.  These factors generally result in fluctuations, sometimes significant, in our operating results.

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

Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, or may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products.  Further, although we do not believe that any of our products infringe the rights of others, third parties may in the future claim our products infringe on their rights, and these third parties may assert infringement claims against us in the future.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities.  Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl P. Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer.  We have employment agreements with Ms. Beranek and Mr. Hill that provide that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements.  We have key person life insurance on Ms. Beranek and Mr. Hill.  Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel.  Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies like us in particular.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.  Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price.  Further, recent economic conditions have resulted in significant fluctuations in stock prices for many companies, including Clearfield.  We cannot predict when the stock markets and the market for our common stock may stabilize.  In addition, although our common stock is listed on the NASDAQ Stock Market, our common stock has at times experienced low trading volume in our past.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our shareholders to sell shares at an attractive price.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public company disclosure requirements, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that Act relating to management certification of internal controls, new disclosures relating to “conflict minerals”, the regulations of the Securities and Exchange Commission and the rules of the NASDAQ Stock Market have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We face risks associated with expanding our sales outside of the United States.

We believe that our future growth depends in part upon our ability to increase sales in international markets.  These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements.  In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships.  Currency fluctuations may also increase the relative price of our product in international markets and thereby could also cause our products to become less affordable or less price competitive than those of international manufacturers.  These risks associated with international operations may have a material adverse effect on our revenue from or costs associated with international sales.

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

On September 9, 2014, the Company entered into a lease under which the Company will lease Suite 100 in the building commonly known as of 7050 Winnetka Avenue North, Brooklyn Park, Minnesota as its new headquarters.  The lease term will commence on the later of January 1, 2015 or the date of substantial completion of build out of the leased premises.  The Company estimates that it will incur approximately $2.1 million in capital expenditures relating to the build out of office, manufacturing, warehousing and distribution space within the 70,771 rentable square feet of the leased premises.  The lease term is ten years and two months after the commencement date.  However, upon proper notice and payment of a termination fee of approximately $214,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent.  The lease also grants the Company a first right to lease contiguous space that becomes available in the building where the leased premises are located during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2014	High	Low
Quarter ended December 31, 2013	$20.67	$13.47
Quarter ended March 31, 2014	26.09	17.41
Quarter ended June 30, 2014	24.84	14.56
Quarter ended September 30, 2014	16.90	12.35

Fiscal Year Ended September 30, 2013	High	Low
Quarter ended December 31, 2012	$5.35	$4.16
Quarter ended March 31, 2013	6.01	4.84
Quarter ended June 30, 2013	12.90	5.76
Quarter ended September 30, 2013	14.76	9.74

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 285 holders of record of our common stock as of September 30, 2014.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our operations and do not intend in the foreseeable future to pay cash dividends on our common stock.

Stock Performance Graph

The information provided under this subsection shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Clearfield, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the NASDAQ Composite index, which the Company has selected as a broad market index, and the NASDAQ Telecommunications index, which the Company has selected as a published industry index.  The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2009 and its relative performance is tracked through September 30, 2014.  The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Clearfield, Inc., The NASDAQ Stock Market Composite Index
And The NASDAQ Telecommunications Index

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2014 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Plan	365,551	$5.01	343,714
Stock Option Plan for Non- Employee Directors	7,500	1.16	-
Total	373,051	$4.93	343,714

All outstanding equity awards have been granted pursuant to shareholder-approved plans.  In addition to options, shares may be issued in the form of restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 16,560 shares of our common stock during the fourth quarter of fiscal year 2014 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2014 by month and the average price paid per share:

Period	Total number of shares withheld	Average price paid per share
July 1-31, 2014	-	$-
August 1-31, 2014	16,560	13.61
September 1-30, 2014	-	-
Total	16,560	$13.61

On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will begin purchasing up to $8 million of its outstanding shares of common stock.

The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand.  The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our financial statements and should be read in conjunction with the Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended September 30
	2014	2013	2012		2011		2010
Selected Income Statement Data
Net sales	$58,045,292	$53,353,080	$37,473,966		$35,192,532		$24,366,755
Gross profit	24,598,766	21,989,578	15,285,721		14,658,358		9,137,533
Income from operations	8,518,126	7,444,735	4,274,881		3,716,209		1,123,412
Income tax expense (benefit)	3,180,978	2,803,172	(3,324,299	)*	(2,316,142	)*	121,458
Net income	5,432,851	4,733,844	7,701,194		6,167,446		1,180,954
Net income per share basic	$0.42	$0.38	$0.62		$0.51		$0.10
Net income per share diluted	$0.40	$0.36	$0.60		$0.48		$0.09

Selected Balance Sheet Data
Total assets	$51,847,898	$46,413,339	$37,740,338		$30,302,091		$21,360,961
Long-term liabilities	-	21,101	37,643		61,794		78,585
Shareholders’ equity	46,746,634	40,078,036	34,685,901		26,229,171		19,246,067

*During the fourth quarter of fiscal years 2012 and 2011, the Company reversed a substantial portion of a valuation allowance of the deferred tax assets in the amount of $3,518,000 and $2,481,000, respectively.  These reversals increased our net income by that amount for each of the years ended September 30, 2012 and 2011 and contributed $0.28 and $0.19 per diluted share for the years, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements, that are not statements of historical fact are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include those risks described in Part I, Item 1A “Risk Factors.”

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

Revenue Recognition Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is reasonably assured.  This generally occurs upon shipment of product to the customer.  Sales of the Company’s products are subject to limited warranty obligations that are included in the Company’s terms and conditions.  Also, the Company offers limited discounts and rebates to customers which are recorded in net sales on an estimated basis as the sales are recognized.  The Company records freight revenues billed to customers as sales and the related shipping and handling cost in cost of sales.  Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

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

As of September 30, 2014, the Company had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $8,686,000 and $16,641,000, respectively.  The U.S. federal NOL carry forward amounts expire in fiscal years 2023 through 2028 if not utilized.  The state NOL carry forward amounts expire in fiscal years 2015 through 2022 if not utilized.  In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382.  The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

During the fourth quarter of 2012, the Company reversed a portion of its remaining valuation allowance in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  The reduction in the valuation allowance in the fourth quarter of fiscal year 2012 resulted in a non-cash income tax benefit of $3,518,000.  As a result, we recorded an income tax benefit of $3,324,000 for the year ended September 30, 2012 compared to income tax expense of $2,803,000 and $3,181,000 for the years ended September 30, 2013 and 2014, respectively.

As of September 30, 2013, the Company’s only remaining valuation allowance of approximately $975,000 related to state net operating loss carry forwards.  During the fourth quarter of 2014, the Company reversed a portion of its remaining valuation allowance primarily related to the expiration of state net operating losses.  The remaining valuation allowance balance as of September 30, 2014 of $848,000 relates entirely to state net operating loss carry forwards we do not expect to utilize.  The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 1999.  We are generally subject to U.S. federal and state tax examinations for all tax years since 1999 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.  In 2007, the Company changed its fiscal year from March 31 to September 30.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2014 consisted of property, plant and equipment, patents and goodwill.  The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2014, 2013 and 2012 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the year ended September 30, 2014, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2014, 2013 or 2012, respectively.

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

Results of Operations

Year ended September 30, 2014 compared to year ended September 30, 2013

Net sales for the fiscal year 2014 increased 9% to $58,045,000 from net sales of $53,353,000 in 2013.  Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry.  The growth in sales includes gains from within Tier 3 Carriers, an emerging presence associated with Tier 2 Carriers who have a national footprint, cable providers as well as non-traditional providers who are entering the U.S. market.  The Company also recorded a growing percentage of its sales from accounts outside of the U.S., principally Canada and the Caribbean regions of Central America.

As a result of the above factors, sales in fiscal year 2014 to commercial data networks and broadband service providers were 92% of net sales, or $53,627,000, compared to $48,048,000, or 90%, of net sales in fiscal 2013.  Among this group, the Company recorded $5,358,000 in international sales in fiscal year 2014 versus $2,995,000 in fiscal year 2013.  Sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market in 2014 were 8% of net sales, or $4,418,000, compared to $5,305,000, or 10%, of net sales in fiscal year 2013.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 9% and 6% of net sales for the years ended September 30, 2014 and 2013, respectively.

The increase in net sales for the year ended September 30, 2014 of $4,692,000 compared to fiscal year 2013 is primarily attributable to an increase of $2,363,000 in international sales.  Additionally, the Company’s net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of internationally noted above, increased $2,329,000 for the year ended September 30, 2014 mainly due to higher demand in fiscal year 2014 when compared to fiscal year 2013.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the fiscal year 2014 was $33,447,000, an increase of $2,083,000, or 7% from the $31,364,000 in fiscal year 2013.   Gross margin was 42.4% in fiscal year 2014, as compared to 41.2% for fiscal year 2013.  Gross profit increased 12%, or $2,609,000, from $21,990,000 for fiscal year 2013 to $24,599,000 for fiscal year 2014.  The year-over-year increase in cost of sales and gross profit is a result of increased net sales.  The increase in gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expense for fiscal year 2014 was $16,081,000, up 11% compared to $14,545,000 for fiscal year 2013.  This increase is primarily composed of $1,515,000 due to additional personnel.

Income from operations for fiscal year 2014 was $8,518,000 compared to $7,445,000 for fiscal year 2013.  This increase is attributable to increased net sales and higher gross margin.

Interest income in fiscal year 2014 was $96,000 compared to $92,000 for the fiscal year 2013.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2014 was $3,181,000 compared to $2,803,000 for the fiscal year 2013.  Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the years ended September 30, 2014 and 2013.  The increase in tax expense of $378,000 from the year ended September 30, 2013 is primarily due to deferred tax expense resulting from higher profitability in fiscal year 2014.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

Net income for fiscal year 2014 was $5,433,000 or $0.42 per basic share and $0.40 per diluted share, compared to $4,734,000 or $0.38 per basic share and $0.36 per diluted share for the year 2013.

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

As a result of the above factors, sales in fiscal year 2013 to commercial data networks and broadband service providers were 90% of net sales, or $48,048,000, compared to $32,548,000, or 87%, of net sales in fiscal year 2012.  Among this group, the Company recorded $2,995,000 in international sales in fiscal year 2013 versus $1,060,000 in fiscal year 2012, an increase of $1,935,000.  Sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market in 2013 were 10% of net sales, or $5,305,000, compared to 13% of net sales, or $4,926,000, in fiscal year 2012.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 6% and 3% of net sales for the years ended September 30, 2013 and 2012, respectively.

The increase in net sales for the year ended September 30, 2013 of $15,879,000 compared to fiscal year 2012 is primarily attributable to a large, ongoing build of a U.S. based broadband service provider and accounts for $10,935,000 of the increase.  The Company believes the increased demand from this customer was a result of a ramp up associated with the start of their build.  Additionally, the Company’s net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of our largest customer and internationally noted above, increased $3,009,000 for the year ended September 30, 2013 mainly due to higher demand in fiscal year 2013 when compared to fiscal year 2012.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the fiscal year 2013 was $31,364,000, an increase of $9,176,000, or 41% from the $22,188,000 in fiscal year 2012.   Gross margin was 41.2% in fiscal year 2013, as compared to 40.8% for fiscal year 2012.  Gross profit increased 44%, or $6,704,000, from $15,286,000 for fiscal year 2012 to $21,990,000 for fiscal year 2013.  The year-over-year increase in cost of sales and gross profit is a result of increased net sales.  The increase in gross profit percentage is the result of increasing volumes, operating efficiencies and product mix.

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

Income tax expense for fiscal year 2013 was $2,803,000.  Income tax for fiscal year 2012 was a benefit of $3,324,000.  The 2013 provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes but is primarily a result of deferred tax expense resulting from NOL utilization.  During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the remaining valuation allowance of the deferred tax assets in the amount of $3,518,000, increasing our net income by that amount as well and contributing $0.28 per diluted share for the period.

Net income for fiscal year 2013 was $4,734,000 or $0.38 per basic share and $0.36 per diluted share, compared to $7,701,000 or $0.62 per basic share and $0.60 per diluted share for the year 2012.  The decrease in net income was primarily due to the reversal of a portion of the valuation allowance related to deferred tax assets in fiscal 2012.

Liquidity and Capital Resources

As of September 30, 2014, our principal source of liquidity was our cash and cash equivalents and short-term investments.  Those sources total $24,823,000 at September 30, 2014, compared to $15,800,000, at September 30, 2013.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts.  Substantially all of our funds are insured by the FDIC.  Investments considered long-term are $8,302,000 at September 30, 2014, compared to $6,770,000 at September 30, 2013.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  At September 30, 2014, the Company had combined balances of short-term cash and investments and long-term investments of $33,125,000 as compared to $22,570,000 at September 30, 2013.  We had no long-term debt obligations at September 30, 2014 or 2013, respectively.

The Company has current cash and cash equivalents and short-term investments with a maturity of less than one year that total $24,823,000 at September 30, 2014.  We believe these resources, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by the Board of Directors on November 13, 2014.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2014 totaled $11,529,000.  Cash provided by operations included net income of $5,433,000 for the fiscal year ended September 30, 2014, which included non-cash expenses for depreciation and amortization of $700,000 and stock-based compensation of $795,000, along with a non-cash benefit from deferred taxes of $3,020,000.  Changes between fiscal year 2014 and fiscal year 2013 in working capital items providing cash included decreases in accounts receivable and inventory of $2,810,000 and $236,000, respectively.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The decrease in accounts receivable was primarily the result of significant payments received in the first quarter from one customer with a large balance at September 30, 2013, and lower sales in the fourth quarter of fiscal 2014 compared to fiscal 2013, resulting in a substantially lower balance at September 30, 2014.  The decrease in inventory reflects the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles.  Changes in working capital items using cash between fiscal year 2014 and fiscal year 2013 included a decrease in accounts payable and accrued expenses of $1,234,000 and an increase in other current assets of $243,000.  Changes in accounts payable and accrued expenses primarily reflect a decrease related to the fiscal year 2013 accrued bonus compensation accruals of $2,691,000 which were paid during the first quarter of fiscal year 2014.

Net cash generated from operations for the fiscal year ended September 30, 2013 totaled $4,339,000.  Cash provided by operations included net income of $4,734,000 for the fiscal year ended September 30, 2013, which included non-cash expenses for depreciation and amortization of $476,000 and stock-based compensation of $754,000, along with a non-cash benefit from deferred taxes of $2,564,000.  Changes between fiscal year 2013 and fiscal year 2012 in working capital items using cash included an increase in accounts receivable of $4,815,000, reflecting increased sales levels in the fourth quarter of 2013, and an increase in inventory of $2,655,000.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The increase in inventory reflects higher stocking levels for existing products due to higher demand, and for new product offerings including Clearview Blue and FieldShield.  Changes in working capital items providing cash between fiscal year 2013 and fiscal year 2012 included an increase in accounts payable and accrued expenses of $3,281,000.  Changes in accounts payable and accrued expenses reflect an increase to employee compensation accruals of $1,888,000 associated with higher sales.

Net cash generated from operations for the fiscal year ended September 30, 2012 totaled $3,826,000. Cash provided by operations included net income of $7,701,000 for the fiscal year ended September 30, 2013, which included non-cash expenses for depreciation and amortization of $405,000, stock-based compensation of $471,000, and losses on disposal of assets of $24,000, along with a non-cash benefit from deferred taxes of $3,437,000.  Changes between fiscal year 2012 and fiscal year 2011 in working capital items providing cash included a decrease in accounts receivable of $206,000 reflecting lower sales levels in the fourth quarter of 2012.  Changes between fiscal year 2012 and fiscal year 2011 in working capital items using cash include increases in inventory of $213,000, an increase in other current assets of $307,000, and a decrease in accounts payable and accrued expenses of $1,023,000.  Changes in accounts payable and accrued expenses reflect a decrease to employee compensation accruals of $639,000 related to incentive payments.

Investing Activities

For the fiscal year ended September 30, 2014, we used $1,455,000 in cash for the purchase of capital equipment and patents.  Included in this amount were purchases for manufacturing equipment in the amount of $851,000.  During the same period, we purchased $8,899,000 of FDIC-backed certificates of deposit and sold $6,727,000 of FDIC-backed certificates of deposit.  The result is cash used in investing activities was $3,586,000 in fiscal year 2014 as compared to $114,000 in fiscal year 2013.  In the future, the Company intends to invest in the necessary and appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.  Additionally, in conjunction with the lease for a new headquarters facility entered into, the Company estimates that it will incur approximately $2,100,000 in capital expenditures in fiscal year 2015 relating to the build out of office, manufacturing, warehousing and distribution space within the premises.

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

Financing Activities

For the fiscal year ended September 30, 2014, the Company received $186,000 and $646,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (ESPP) and the exercise of stock options, respectively.  The Company used $400,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding.  As a result, the net cash provided by financing activities was $441,000.

For the fiscal year ended September 30, 2013, the Company received $64,000 and $136,000 from employees’ purchase of stock through our ESPP and the exercise of stock options, respectively.  The Company used $298,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding.  As a result, the net cash used in financing activities was $95,000.

For the fiscal year ended September 30, 2012 we received $143,000 from employees’ participation and purchase of stock through our ESPP and $142,000 from the issuance of stock as a result of employees and directors exercising stock options. The net cash received from financing activities was $285,000.

Contractual Obligations as of September 30, 2014

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,244,920	$436,820	$807,510	$756,155	$2,244,435
Purchase obligations	2,128,220	2,128,220	-	-	-
Total	$6,373,140	$2,565,040	$807,510	$756,155	$2,244,435

Operating Leases
We have entered into various non-cancelable operating lease agreements for our offices, including the lease in Plymouth, MN, that expires February 28, 2015 and the lease that was entered into on September 9, 2014 in Brooklyn Park, MN with a lease term that will commence on the later of January 1, 2015 or the date of substantial completion of the leases premises, and various office equipment with original lease periods expiring between 2016 and 2025.  Certain of these leases have escalating rent payment provisions.  We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase Obligations
The Company estimates that as a result of the lease that was entered into on September 9, 2014 described in greater detail above, it will incur approximately $2,100,000 in capital expenditures relating to the build out of office, manufacturing, warehousing and distribution space.

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2014 and 2013 was as follows:

	Quarter Ended
Statement of Earnings Data	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Net sales	$16,147,622	$13,213,855	$14,362,934	$14,320,881
Gross profit	6,937,645	5,720,563	6,043,453	5,897,105
Income from operations	3,072,626	1,915,552	1,858,296	1,671,652
Net income	1,982,326	1,226,305	1,174,840	1,049,380
Net income per share Basic	$0.16	$0.09	$0.09	$0.08
Net income per share Diluted	$0.15	$0.09	$0.08	$0.08

	Quarter Ended
Statement of Earnings Data	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Net sales	$10,265,362	$10,514,368	$13,534,769	$19,038,581
Gross profit	3,924,260	4,215,325	5,629,123	8,220,870
Income from operations	885,749	949,442	1,796,234	3,813,310
Net income	545,211	545,278	1,146,987	2,496,368
Net income per share Basic	$0.04	$0.05	$0.09	$0.20
Net income per share Diluted	$0.04	$0.04	$0.09	$0.19

Recent Accounting Pronouncements:

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments.  These market risks have not changed significantly since September 30, 2013. Increases or decreases in interest rates will have an effect on these balances.  At September 30, 2014, and 2013, the Company had cash and cash equivalents and short-term investments totaling $24,823,000 and $15,800,000, respectively.  Most of these balances were invested in interest-bearing money market accounts or CD’s maturing within 12 months.  Due to the nature of these money market accounts and CD’s, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and short-term investments as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Clearfield, Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Financial Data (Unaudited).”

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Clearfield, Inc.
Minneapolis, MN

We have audited the accompanying balance sheet of Clearfield, Inc. as of September 30, 2014, and the related statements of earnings, shareholders' equity and cash flows for the year then ended.  We also have audited Clearfield, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2014 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Clearfield, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
November 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. (a Minnesota corporation) (the “Company”) as of September 30, 2013 and 2012, and the related statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 21, 2013

CLEARFIELD, INC.
BALANCE SHEETS

	September 30, 2014	September 30, 2013
Assets
Current Assets
Cash and cash equivalents	$18,191,493	$9,807,957
Short-term investments	6,632,000	5,992,000
Accounts receivable, net	5,027,856	7,837,543
Inventories	5,390,342	5,626,764
Deferred taxes	2,249,435	4,615,110
Other current assets	543,257	317,829
Total current assets	38,034,383	34,197,203

Property, plant and equipment, net	2,462,250	1,796,812

Other Assets
Long-term investments	8,302,000	6,770,000
Goodwill	2,570,511	2,570,511
Deferred taxes	156,622	810,573
Other	322,132	268,240
Total other assets	11,351,265	10,419,324
Total Assets	$51,847,898	$46,413,339

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,104,526	$2,627,764
Accrued compensation	2,749,080	3,522,907
Accrued expenses	247,658	163,531
Total current liabilities	5,101,264	6,314,202

Deferred rent	-	21,101
Total Liabilities	5,101,264	6,335,303

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 13,742,964 and 12,974,263 shares issued and outstanding at September 30, 2014 and 2013, respectively	137,430	129,743
Additional paid-in capital	56,036,989	54,808,929
Accumulated deficit	(9,427,785)	(14,860,636)
Total shareholders’ equity	46,746,634	40,078,036
Total Liabilities and Shareholders’ Equity	$51,847,898	$46,413,339

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF EARNINGS

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012

Net sales	$58,045,292	$53,353,080	$37,473,966

Cost of sales	33,446,526	31,363,502	22,188,245

Gross profit	24,598,766	21,989,578	15,285,721

Operating expenses
Selling, general and administrative	16,080,640	14,544,843	11,010,840
Income from operations	8,518,126	7,444,735	4,274,881

Interest income	95,703	92,281	102,014

Income before income taxes	8,613,829	7,537,016	4,376,895

Income tax expense (benefit)	3,180,978	2,803,172	(3,324,299)
Net income	$5,432,851	$4,733,844	$7,701,194

Net income per share Basic	$0.42	$0.38	$0.62
Net income per share Diluted	$0.40	$0.36	$0.60

Shares used in calculation of net income per share:
Basic	12,916,273	12,527,153	12,371,371
Diluted	13,601,594	13,078,939	12,790,168

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance at September 30, 2011	12,270,691	$122,707	$53,402,138	$(27,295,674)	$26,229,171
Stock-based compensation expense	-	-	467,120	-	467,120
Restricted stock issuance, net	359,000	3,590	-	-	3,590
Employee stock purchase plan	28,929	288	142,254	-	142,542
Exercise of stock options, net of shares exchanged for payment and tax withholding	171,480	1,716	140,568	-	142,284
Net income	-	-	-	7,701,194	7,701,194
Balance at September 30, 2012	12,830,100	128,301	54,152,080	(19,594,480)	34,685,901
Stock-based compensation expense	-	-	753,727	-	753,727
Restricted stock issuance, net	4,090	41	25	-	66
Employee stock purchase plan	35,597	356	135,625	-	135,981
Exercise of stock options, net of shares exchanged for payment	139,455	1,394	62,606	-	64,000
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(34,979)	(349)	(297,639)	-	(297,988)
Excess tax benefit of stock options exercised	-	-	2,505	-	2,505
Net income	-	-	-	4,733,844	4,733,844
Balance at September 30, 2013	12,974,263	129,743	54,808,929	(14,860,636)	40,078,036
Stock-based compensation expense	-	-	794,865	-	794,865
Restricted stock issuance, net	305,615	3,056	(3,056)	-	-
Employee stock purchase plan	17,589	176	185,408	-	185,584
Exercise of stock options, net of shares exchanged for payment	471,603	4,716	641,737	-	646,453
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(26,106)	(261)	(399,368)	-	(399,629)
Excess tax benefit of stock options exercised	-	-	8,474	-	8,474
Net income	-	-	-	5,432,851	5,432,851
Balance at September 30, 2014	13,742,964	$137,430	$56,036,989	$(9,427,785)	$46,746,634

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Cash flows from operating activities:
Net income	$5,432,851	$4,733,844	$7,701,194
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	699,869	476,400	404,765
Deferred income taxes	3,019,626	2,564,045	(3,436,931)
Loss on sale of assets	12,809	15,388	23,645
Stock-based compensation expense	794,865	753,727	470,710
Changes in operating assets and liabilities:
Accounts receivable, net	2,809,687	(4,814,907)	206,228
Inventories	236,422	(2,655,150)	(212,854)
Other current assets	(243,339)	(15,157)	(307,410)
Accounts payable and accrued expenses	(1,234,039)	3,280,866	(1,023,016)
Net cash provided by operating activities	11,528,751	4,339,056	3,826,331

Cash flows from investing activities:
Purchases of property and equipment	(1,418,461)	(1,018,453)	(550,618)
Purchase of investments	(8,899,000)	(8,683,000)	(11,942,000)
Proceeds from sale of property and equipment	40,908	6,500	-
Patent additions	(36,544)	(18,853)	(40,423)
Sale of investments	6,727,000	9,600,000	2,819,000
Net cash used in investing activities	(3,586,097)	(113,806)	(9,714,041)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	185,584	135,981	142,542
Proceeds from issuance of common stock	646,453	64,066	142,284
Excess tax benefit from exercise of stock options	8,474	2,505	-
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(399,629)	(297,988)	-
Net cash provided by (used in) financing activities	440,882	(95,436)	284,826
Increase (decrease) in cash and cash equivalents	8,383,536	4,129,814	(5,602,884)
Cash and cash equivalents at beginning of year	9,807,957	5,678,143	11,281,027
Cash and cash equivalents at end of year	$18,191,493	$9,807,957	$5,678,143

Supplemental cash flow information
Cash paid during the year for income taxes	361,284	153,644	163,756

Non-cash financing activities
Cashless exercise of stock options	297,883	242,848	51,226

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed, acceptance by the customer is reasonably certain and collection is reasonably assured.  This generally occurs upon shipment of product to the customer.  Sales of the Company’s products are subject to limited warranty obligations that are included in the Company’s terms and conditions.  Also, the Company offers limited discounts and rebates to customers which are recorded in net sales on an estimated basis as the sales are recognized.  The Company records freight revenues billed to customers as sales and the related shipping and handling cost in cost of sales.  Taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents at September 30, 2014 and 2013 consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments: The Company currently invests its excess cash in bank certificates of deposit (CD’s) that are fully insured by the Federal Deposit Insurance Corporation (FDIC) with a term of not more than three years.  CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.  The maturity dates of our CD’s are as follows:

	September 30, 2014	September 30, 2013
Less than one year	$6,632,000	$5,992,000
1-3 years	8,302,000	6,770,000
Total	$14,934,000	$12,762,000

Accounts Receivable: Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due.  The Company does not charge interest on past due receivables.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for doubtful accounts was $97,950 at both September 30, 2014 and September 30, 2013.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued expenses.  Other than long-term investments, all financial instruments’ carrying values approximate fair values because of the short-term nature of the instruments.  Long-term investments’ carrying value approximates fair value due to the negligible risk of changes in value due to interest rates.

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates first in, first out) or market.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2014	September 30, 2013
Raw materials	$3,729,160	$4,110,224
Work-in-process	292,557	494,980
Finished goods	1,368,625	1,021,560
	$5,390,342	$5,626,764

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

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10	or life of lease
Vehicles		3

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, plant and equipment consist of the following:

	September 30, 2014	September 30, 2013
Manufacturing Equipment	$3,057,665	$2,404,797
Office Equipment	1,985,409	1,862,847
Leasehold Improvements	320,218	127,883
Vehicles	192,321	154,945
	5,555,613	4,550,472
Less accumulated depreciation	3,093,363	2,753,660
	$2,462,250	$1,796,812

Depreciation expense	$699,306	$475,524

Goodwill and Patents: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2014, 2013 and 2012 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the year ended September 30, 2014, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2014, 2013 or 2012, respectively.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of September 30, 2014, the Company has four patents granted and four pending applications pending inside and outside the United States.

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Impairment of Long-Lived Assets: The Company assesses potential impairments to its long-lived assets or asset groups when there is evidence that events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered.  An impairment loss is recognized when the carrying amount of the long-lived asset or asset group is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.  Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results.  No impairment of long-lived assets has occurred during the years ended September 30, 2014, 2013 and 2012.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of September 30, 2014, the Company does not have any unrecognized tax benefits.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.  Weighted average common shares outstanding for the years ended September 30, 2014, 2013 and 2012 were as follows:

Year ended September 30,	2014	2013	2012
Net income	$5,432,851	$4,733,844	$7,701,194
Weighted average common shares	12,916,273	12,527,153	12,371,371
Dilutive potential common shares	685,321	551,786	418,797
Weighted average dilutive common shares outstanding	13,601,594	13,078,939	12,790,168
Earnings per share:
Basic	$0.42	$0.38	$0.62
Diluted	$0.40	$0.36	$0.60

The calculation of diluted net income per common share for the year ended September 30, 2012 excluded 323,500 potentially dilutive shares because their effect was anti-dilutive.  There were no potentially dilutive shares excluded from the calculation above for the years ended September 30, 2014 and 2013.

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

Recently Issued Accounting Pronouncements:

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

NOTE B  –  COMMITMENTS AND FACILITIES

Operating Leases:  The Company leases office and manufacturing facilities in Plymouth, MN for its ongoing operations.  This operating lease as amended expires February 28, 2015.  On September 9, 2014, the Company entered into a lease under which will serve as its new headquarters in Brooklyn Park, MN.  The lease term will commence on the later of January 1, 2015 or the date of substantial completion of build out of the leased premises. The Company also leases various pieces of office equipment. For the years ended September 30, 2014, 2013 and 2012, total rent expense was $505,000, $450,000 and $406,000 respectively.

NOTE B  –  COMMITMENTS AND FACILITIES - Continued

As of September 30, 2014, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2015	$436,820
2016	443,210
2017	364,300
2018	373,409
2019	382,746
Thereafter	2,244,435
Total minimum lease payments	$4,244,920

Purchase Obligations:  The Company estimates that as a result of the lease that was entered into on September 9, 2014 described in greater detail above, it will incur approximately $2,100,000 in capital expenditures in fiscal year 2015 relating to the build out of office, manufacturing, warehousing and distribution space.

Share Repurchase:  On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will begin purchasing up to $8 million of its outstanding shares of common stock.  The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand.  The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors.

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

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards.  The Company did not grant stock options during the years ended September 30, 2014 and 2013.

NOTE C  –  SHAREHOLDERS’ EQUITY - Continued

The following weighted average assumptions were used for stock options granted for the year ended September 30, 2012:

2012
Expected volatility	82%
Expected life (in years)	6
Expected dividends	0%
Risk-free interest rate	.90%
Weighted-average grant-date fair value	$4.12

The Company has two equity compensation plans which are used as an incentive for directors, officers, and other employees.  The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan.  Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years.  However, options granted to directors have a one year vesting period and a six year contractual term.  Shares issued upon exercise of a stock option are new shares.  The employee plan has 343,714 shares available for issue as of September 30, 2014.  As of September 30, 2014, $5,198,114 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 9.9 years.  The number of options vested during the year ended September 30, 2014 was 91,819 with a total grant date fair value of $460,202 and a weighted average grant date fair value of $5.01.  The Company recorded related compensation expense for the years ended September 30, 2014, 2013, and 2012 of $794,865, $753,727, and $470,710, respectively.  There were 76,968 stock options that were exercised using a cashless method of exercise.  The intrinsic value of options exercised during the years ended September 30, 2014 and 2013 was $7,522,553 and $1,185,501, respectively.  The intrinsic value of options exercisable as of September 30, 2014 is $2,529,127.

Option transactions under these plans during the years ended September 30, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2012	1,029,176	$3.07
Granted	-	-	-
Cancelled or Forfeited	(9,600)	5.77
Exercised	(156,057)	1.97
Outstanding at September 30, 2013	863,519	$3.24
Granted	-	-	-
Cancelled or Forfeited	(2,450)	4.43
Exercised	(488,018)	1.94
Outstanding at September 30, 2014	373,051	$4.93

The following table summarizes information concerning options exercisable under the equity compensation plans:

Year ended	Exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price
September 30, 2014	313,851	2.63	$4.67
September 30, 2013	711,802	4.17	$2.75

NOTE C  –  SHAREHOLDERS’ EQUITY – Continued

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2014	373,051	2.52	$4.93	$2,908,849
September 30, 2013	863,519	4.09	$3.24	$8,801,776

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards.  The Company awards to key employees restricted stock grants that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2012	363,336	$5.07
Granted	9,090	5.50
Vested	(75,136)	4.95
Forfeited	(5,000)	5.10
Unvested shares at September 30, 2013	292,290	5.11
Granted	307,615	13.39
Vested	(79,390)	5.15
Forfeited	(2,000)	5.10
Unvested shares at September 30, 2014	518,515	$10.02

The Company repurchased a total of 16,560 shares of our common stock at an average price of $13.61 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2014.  The Company repurchased a total of 18,786 shares of our common stock at an average price of $11.88 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2013.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year.  For the phases that ended on December 31, 2013 and June 30, 2014, employees purchased 10,920 and 6,669 shares, respectively, at prices of $8.28 and $14.27 per share, respectively.  For the phases that ended on December 31, 2012 and June 30, 2013, employees purchased 18,000 and 17,597 shares, respectively, at a price of $3.82 per share.  As of September 30, 2014, the Company has withheld approximately $55,544 from employees participating in the phase that began on July 1, 2014. After the employee purchase on June 30, 2014, 185,656 shares of common stock were available for future purchase under the Stock Plan.

NOTE D  –  INCOME TAXES

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.  During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of the deferred tax asset valuation allowance in the amount of $3,518,000 after considering all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  This represented a change in accounting estimate and increased our net income by that amount as well and contributed $0.28 per diluted share for the period.  The total valuation allowance released during the year ended September 30, 2012 was approximately $5.1 million.

As of September 30, 2013, the Company’s remaining valuation allowance of approximately $975,000 related to state net operating loss carry forwards.  During the fourth quarter of 2014, the Company reversed a portion of its remaining valuation allowance primarily related to the expiration of state net operating losses in 2014.  The remaining valuation allowance balance as of September 30, 2014 of $848,000 relates entirely to state net operating loss carry forwards we do not expect to utilize.  Approximately $50,000 of the valuation allowance is short-term and $798,000 is long-term, against its remaining deferred tax assets.  The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced.  If the valuation allowance is increased, we would record additional income tax expense.

NOTE D  –  INCOME TAXES – Continued

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2014	September 30, 2013
Current deferred income tax assets (liabilities):
Inventories	$292,675	$262,162
Accrued expenses and reserves	297,336	657,125
Prepaid expenses	(42,722)	(23,427)
Net operating loss carry forwards and credits	1,752,291	3,813,429
	2,299,580	4,709,289
Valuation allowance	(50,145)	(94,179)
Net current deferred tax asset	$2,249,435	$4,615,110

Long-term deferred income tax assets (liabilities):
Intangibles	$(30,028)	$(15,779)
Property and equipment depreciation	18,091	86,292
Net operating loss carry forwards and credits	1,531,315	2,096,581
Stock based compensation	57,573	66,722
Accrued expenses and reserves	3,369	7,444
Goodwill	(626,018)	(549,608)
	954,302	1,691,652
Valuation allowance	(797,680)	(881,079)
Net long-term deferred tax asset	$156,622	$810,573

As of September 30, 2014 the current income tax receivable was approximately $127,000.  As of September 30, 2013, the current income tax payable was approximately $81,000.

As of September 30, 2014, the Company had U.S. federal net operating loss (NOL) carry forwards of approximately $8.7 million.  The U.S. federal net operating loss carry forwards will expire in 2023 through 2028 if not utilized.  As of September 30, 2014, the Company had state net operating loss carry forwards of approximately $16.6 million.  The state net operating loss carry forwards will expire in 2015 through 2022 if not utilized.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the Company’s loss carry forwards are utilizable and not restricted under Section 382.  The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended September 30, 2014.  Our federal NOL carry forwards referenced above at September 30, 2014 include approximately $3.7 million of income tax deductions in excess of previously recorded tax benefits for equity based awards.  Due to expiring state NOL’s, tax deductions in excess of previously recorded tax benefits will not be realized.  Although the additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.

NOTE D  –  INCOME TAXES – Continued

Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of approximately $1,289,000 as of September 30, 2014 related to these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following years ended:

	September 30, 2014	September 30, 2013	September 30, 2012
Federal statutory rate	34%	34%	34%
State income taxes	1%	1%	1%
Permanent differences	2%	2%	4%
Change in valuation allowance	(1%)	-	(115%)
Expiration of state NOL’s	1%	-	-
Tax rate	37%	37%	(76%)

Components of the income tax expense (benefit) are as follows for the years ended:

	September 30, 2014	September 30, 2013	September 30, 2012
Current:
Federal	$115,049	$180,706	$87,193
State	46,303	58,421	25,439
	161,352	239,127	112,632
Deferred:
Federal	2,903,110	2,455,015	(3,088,076)
State	116,516	109,030	(348,855)
	3,019,626	2,564,045	(3,436,931)
Income tax expense (benefit)	$3,180,978	$2,803,172	$(3,324,299)

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies the interpretation to all tax positions for which the statute of limitations remained open.  The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2014, 2013, or 2012.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 1999.  We are generally subject to U.S. federal and state tax examinations for all tax years since 1999 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.  The Company changed its fiscal year in 2007 from March 31 to September 30.

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

Customers: The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2014, 2013, and 2012:

	Year Ended September 30,
	2014	2013	2012
Customer A	21%	23%	*
Customer B	19%	19%	22%

* Less than 10%

As of September 30, 2014, Customer C accounted for 10% of accounts receivable.  As of September 30, 2013, Customer A accounted for 57% of accounts receivable.

NOTE  F  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code.  For the years ended September 30, 2014, 2013 and 2012, the Company matched 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that was contributed by the participant.  The Company’s contributions under this plan were $379,630, $290,652 and $283,600 for the years ended September 30, 2014, 2013 and 2012, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.  Management reviewed the results of its assessment with our Audit Committee.  The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2015 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 to be included in the 2015 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2015 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2015 Proxy Statement, is incorporated herein by reference into this section.

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
Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.3	Form of Agreement regarding Indemnification of Directors and Officers with, among others Messrs. Roth and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.4	Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.5	2007 Stock Compensation Plan, as amended	Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on February 24, 2011.
*10.6	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.7	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008

Number	Description	Incorporated by Reference to
*10.8	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.9	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.10	First Amendment to Lease and First Amendment to First Amended and Restated License Agreement dated March 28, 2013 by and between Clearfield, Inc. and Bass Lake Realty LLC	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 28, 2013.
10.11	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 10, 2014.
23.1	Consent of Grant Thornton LLP	**
23.2	Consent of Baker Tilly Virchow Krause, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

 * Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: November 26, 2014	/s/ Cheryl P. Beranek
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

Signatures	Title	Date

/s/ Cheryl P. Beranek	President, Chief Executive Officer	November 26, 2014
Cheryl P. Beranek	and Director (principal executive officer)

/s/ Daniel Herzog	Chief Financial Officer (principal	November 26, 2014
Daniel Herzog	financial and accounting officer)

/s/ Ronald G. Roth	Director	November 26, 2014
Ronald G. Roth

/s/ John G. Reddan	Director	November 26, 2014
John G. Reddan

/s/ Stephen L. Zuckerman M.D.	Director	November 26, 2014
Stephen L. Zuckerman

/s/ Donald R. Hayward	Director	November 26, 2014
Donald R. Hayward

/s/ Charles N. Hayssen	Director	November 26, 2014
Charles N. Hayssen