Form 10-Q
period 2014-12-31
Clearfield, Inc.
filed 2015-02-04
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16106

Clearfield, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota 55428
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES      [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 29, 2015
Common stock, par value $.01	13,687,691

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2014	(Audited) September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$17,174,024	$18,191,493
Short-term investments	6,894,000	6,632,000
Accounts receivables, net	4,654,977	5,027,856
Inventories, net	5,359,155	5,390,342
Deferred taxes	1,986,037	2,249,435
Other current assets	771,970	543,257
Total Current Assets	36,840,163	38,034,383

Property, plant and equipment, net	3,997,151	2,462,250

Other Assets
Long-term investments	8,303,000	8,302,000
Goodwill	2,570,511	2,570,511
Deferred taxes	-	156,622
Other	316,293	322,132
Total other assets	11,189,804	11,351,265
Total Assets	$52,027,118	$51,847,898

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,468,594	2,104,526
Accrued compensation	1,152,388	2,749,080
Accrued expenses	260,801	247,658
Total Current Liabilities	3,881,783	5,101,264

Other Liabilities
Deferred taxes	108,980	-
Total other liabilities	108,980	-
Total Liabilities	3,990,763	5,101,264

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,742,873 and 13,742,964, shares issued and outstanding at December 31, 2014 and September 30, 2014	137,429	137,430
Additional paid-in capital	56,257,338	56,036,989
Accumulated deficit	(8,358,412)	(9,427,785)
Total Shareholders’ Equity	48,036,355	46,746,634
Total Liabilities and Shareholders’ Equity	$52,027,118	$51,847,898

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF EARNINGS
UNAUDITED

	Three Months Ended December 31,
	2014	2013

Net sales	$13,986,620	$16,147,622

Cost of sales	8,244,106	9,209,977

Gross profit	5,742,514	6,937,645

Operating expenses
Selling, general and administrative	4,125,997	3,865,019
Income from operations	1,616,517	3,072,626

Interest income	25,856	19,700

Income before income taxes	1,642,373	3,092,326

Income tax expense	573,000	1,110,000
Net income	$1,069,373	$1,982,326

Net income per share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.15

Weighted average shares outstanding:
Basic	13,222,180	12,689,412
Diluted	13,581,434	13,544,424

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended December 31
	2014	2013
Cash flows from operating activities
Net income	$1,069,373	$1,982,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,900	151,910
Deferred taxes	529,000	1,028,210
Gain on disposal of assets	-	(86)
Stock based compensation	283,627	188,160
Changes in operating assets and liabilities:
Accounts receivable, net	372,879	5,553,199
Inventories, net	31,187	499,673
Other assets	(222,800)	(189,241)
Accounts payable and accrued expenses	(1,219,481)	(2,414,434)
Net cash provided by operating activities	1,073,685	6,799,717

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,764,875)	(92,298)
Purchases of investments	(1,638,000)	(2,606,000)
Proceeds from maturities of investments	1,375,000	3,782,000
Net cash (used in) provided by investing activities	(2,027,875)	1,083,702

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	105,615	90,417
Proceeds from issuance of common stock upon exercise of stock options	1,276	25,327
Tax withholding related to exercise of stock options	-	(72,816)
Repurchase of common stock	(170,170)	-
Net cash (used in) provided by financing activities	(63,279)	42,928

(Decrease) increase in cash and cash equivalents	(1,017,469)	7,926,347

Cash and cash equivalents, beginning of period	18,191,493	9,807,957

Cash and cash equivalents, end of period	$17,174,024	$17,734,304

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$-	$79,276

Non-cash financing activities
Cashless exercise of stock options	$3,220	$22,427

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

	Three Months Ended December 31
	2014	2013
Net income	$1,069,373	$1,982,326
Weighted average common shares	13,222,180	12,689,412
Dilutive potential common shares	359,254	855,012
Weighted average dilutive common shares outstanding	13,581,434	13,544,424
Net income per common share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.15

Note  3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years.  CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost.  The maturity dates of the Company’s CDs at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014	September 30, 2014
Less than one year	$6,894,000	$6,632,000
1-3 years	8,303,000	8,302,000
Total	$15,197,000	$14,934,000

Note 4.  Stock Based Compensation

The Company recorded $283,627 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2014.  The Company recorded $188,160 of compensation expense related to current and past equity awards for the three months ended December 31, 2013.  This expense is included in selling, general and administrative expense.  As of December 31, 2014, $4,968,406 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of approximately 9.8 years.

There were no stock options granted during the three-month periods ended December 31, 2014 and December 31, 2013.  The following is a summary of stock option activity during the three months ended December 31, 2014:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2014	373,051	$4.93
Granted	-	-
Exercised	(1,450)	3.10
Cancelled or Forfeited	-	-
Outstanding at December 31, 2014	371,601	$4.94

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  At December 31, 2014, the weighted average remaining contractual term for all outstanding stock options was 2.3 years and their aggregate intrinsic value was $2,737,943.  At December 31, 2014, the weighted average remaining contractual terms of options that were exercisable was 2.4 years and their aggregate intrinsic value was $2,383,960.  During the three months ended December 31, 2014, the Company received proceeds of $1,276 from the exercise of stock options.  During the three months ended December 31, 2013, exercised stock options totaled 20,400 shares, resulting in $25,327 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant other stock-based awards.  The Company makes restricted stock grants to key employees and non-employee directors that vest over one to ten years.

During the three-month period ended December 31, 2014, the Company granted employees restricted stock awards totaling 3,000 shares of common stock, with a vesting term of ten years and a fair value of $13.33 per share.  Restricted stock transactions during the three-month period ended December 31, 2014 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2014	518,515	$10.02
Granted	3,000	13.33
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2014	521,515	$10.04

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phases that ended on December 31, 2014 and December 31, 2013, employees purchased 10,097 and 10,920 shares at a price of $10.46 and $8.28 per share, respectively.  After the employee purchase on December 31, 2014, 175,559 shares of common stock were available for future purchase under the ESPP.

Note 5.  Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  As of both December 31, 2014 and September 30, 2014, the balance in the allowance for doubtful accounts was $97,950.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable.

Note 6.  Inventories

Inventories consist of the following as of:

	December 31, 2014	September 30, 2014
Raw materials	$3,691,417	$3,729,160
Work-in-progress	483,593	292,557
Finished goods	1,184,145	1,368,625
	$5,359,155	$5,390,342

Note 7.  Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three months ended December 31, 2014 and December 31, 2013:

	Three Months Ended December 31,
	2014	2013
Customer A	23%	11%
Customer B	*	48%

* Less than 10%

As of both December 31, 2014 and September 30, 2014, Customer C accounted for 10% of accounts receivable.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2014 did not indicate an impairment of goodwill.  During the quarter ended December 31, 2014, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of December 31, 2014, the Company has four patents granted in the United States and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three months ended December 31, 2014, the Company recorded a provision for income taxes of $573,000, reflecting an effective tax rate of 34.9%.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the quarter.

  As of both December 31, 2014 and September 30, 2014, the Company had a remaining valuation allowance of approximately $848,000 related to state net operating loss carry forwards the Company does not expect to utilize.  Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended December 31, 2014.

For the three months ended December 31, 2013, the Company recorded a provision for income taxes of $1,110,000, reflecting an effective tax rate of 35.9%.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, and expenses related to equity award compensation.

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

As of December 31, 2014, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2014, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2014 and 2013 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2014.

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

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies.  By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly of the Company’s products is completed at Clearfield’s plants in Plymouth, Minnesota, and Mexico, with manufacturing support from a network of domestic and global manufacturing partners.  On September 9, 2014, the Company entered into a lease for a new facility in Brooklyn Park, MN which is replacing its plant in Plymouth.  The lease term commenced in January 2015 and this facility now serves as the Company’s headquarters. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.  The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 VS. THREE MONTHS ENDED DECEMBER 31, 2013

Net sales for the first quarter of fiscal 2015 ended December 31, 2014 were $13,987,000, a decrease of approximately 13% or $2,161,000, from net sales of $16,148,000 for the first quarter of fiscal 2014.  Net sales to broadband service providers and commercial data networks customers were $12,792,000 in the first quarter of fiscal 2015 versus $15,077,000 in the same period of fiscal 2014.  Among this group, the Company recorded $1,347,000 in international sales for the first quarter of fiscal 2015 versus $1,015,000 in the same period of fiscal 2014.  Net sales to build-to-print and OEM customers were $1,195,000 in the first quarter of fiscal 2015 versus $1,071,000 in the same period of fiscal 2014.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 10% and 6% of total net sales for the first quarters of fiscal 2015 and 2014, respectively.

The decrease in net sales for the first quarter of fiscal 2015 of $2,161,000 compared to the same quarter of fiscal 2014 is primarily attributable to a decrease of $7,044,000 related to a slowdown in an ongoing build of a U.S.-based broadband service provider.  Offsetting this decrease was an increase in revenues to other U.S. based broadband providers and an increase in international sales.  Net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of our largest customer and international sales, increased $4,551,000 for the first quarter of fiscal 2015 when compared to the same quarter of 2014 due to increased demand of new product offerings.  Additionally, international sales for the first quarter of fiscal 2015 increased $332,000 when compared to the same quarter of fiscal 2014.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2015 was $8,244,000, a decrease of $966,000, or 10%, from $9,210,000 in the comparable period of fiscal 2014.  Gross margin was 41.1% in the fiscal 2015 first quarter, down from 43.0% for the fiscal 2014 first quarter.  Gross profit decreased $1,195,000, or 17%, to $5,743,000 for the quarter ended December 31, 2014 from $6,938,000 in the comparable period in fiscal 2014.  The decrease in cost of sales in the first quarter of fiscal 2015 is primarily a result of decreased sales volume.  Gross profit decreased primarily as a result of additional costs associated with start up operations related to the addition of our Mexico manufacturing facility in late fiscal 2014 as well as product mix.

Selling, general and administrative expenses increased $261,000, or 7%, to $4,126,000 in the fiscal 2015 first quarter from $3,865,000 for the fiscal 2014 first quarter.  The increase in the first quarter of fiscal 2015 consists primarily of higher compensation expenses in the amount of $350,000 mainly due to additional personnel and wage increases and increased stock compensation expense of $95,000, offset by lower performance compensation accruals of $211,000.

Income from operations for the quarter ended December 31, 2014 was $1,617,000 compared to income from operations of $3,073,000 for the comparable quarter of fiscal 2014, a decrease of approximately 47%.  This decrease is attributable to decreased net sales and lower gross profit.

Interest income for the quarter ended December 31, 2014 was $26,000 compared to $20,000 for the comparable quarter for fiscal 2014.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $573,000 and $1,110,000 for the quarter ended December 31, 2014 and 2013, respectively.  Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the first quarters of both fiscal 2015 and 2014.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The decrease in tax expense of $537,000 from the first quarter for fiscal 2014 is primarily due to lower profitability in the first quarter of fiscal 2015.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the quarter ended December 31, 2014 was $1,069,000, or $0.08 per basic and diluted share.  The Company’s net income for the quarter ended December 31, 2013 was $1,982,000, or $0.16 per basic and $0.15 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our principal source of liquidity was our cash, cash equivalents and short-term investments.  Those sources total $24,068,000 at December 31, 2014 compared to $24,823,000 at September 30, 2014.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts.  Substantially all of our funds are insured by the FDIC.  Investments considered long-term were $8,303,000 as of December 31, 2014, compared to $8,302,000 as of September 30, 2014.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  As of December 31, 2014, Clearfield had no debt and $32,371,000 in cash, cash equivalents and investments, compared to $33,125,000 at September 30, 2014.

The Company expects to fund operations with its working capital, which is the combination of existing cash and cash equivalents and cash flow from operations, accounts receivable and inventory.  We believe these resources will be sufficient to fund our working capital and capital resources needs for the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by the Board of Directors and announced on November 13, 2014.

Operating Activities

Net cash provided by operating activities totaled $1,074,000 for the three months ended December 31, 2014.  This was primarily due to net income of $1,069,000, non-cash expenses for depreciation and amortization of $230,000, deferred taxes of $529,000, and stock based compensation of $283,000, in addition to changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $373,000 and $31,000, respectively.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  Changes in working capital items using cash include a decrease in accounts payable and accrued expenses in the amount of $1,219,000, primarily reflecting fiscal 2014 accrued bonus compensation accruals paid in the first quarter of fiscal 2015, and cash used for other assets of $223,000.

Net cash provided by operating activities totaled $6,800,000 for the three months ended December 31, 2013.  This was primarily due to net income of $1,982,000, non-cash expenses for depreciation and amortization of $152,000, deferred taxes of $1,028,000, and stock based compensation of $188,000, in addition to changes in operating assets and liabilities providing cash.  Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $5,553,000 and $500,000, respectively.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The decrease in inventory reflects the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represents a quarterly adjustment for seasonal demand along with changes in stocking levels for product development life cycles.  Changes in working capital items using cash include a decrease in accounts payable and accrued expenses in the amount of $2,414,000, primarily reflecting fiscal 2013 accrued bonus compensation accruals paid in the first quarter of fiscal 2014, and cash used for other assets of $189,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks.  We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments.  During the three months ended December 31, 2014, we used cash to purchase $1,638,000 of FDIC-backed securities and received $1,375,000 on CDs that matured.  Purchases of capital equipment and patents, mainly leasehold improvements for the build out of our new facility, consumed $1,765,000 of cash.

During the three months ended December 31, 2013, we used cash to purchase $2,606,000 of FDIC-backed securities and received $3,782,000 on CDs that matured.  Purchases of capital equipment and patents, mainly information technology and manufacturing equipment, consumed $92,000 of cash.

Financing Activities

For the three months ended December 31, 2014, we received $106,000 from employees’ participation and purchase of stock through our ESPP.  We received $1,000 from the issuance of stock as a result of employees exercising options, and used $170,000 to repurchase our common stock.  As of December 31, 2014, we had authority to purchase approximately $7,830,000 in additional shares under the repurchase program announced on November 13, 2014.

For the three months ended December 31, 2013, we received $90,000 from employees’ participation and purchase of stock through our ESPP.  We received $25,000 from the issuance of stock as a result of employees exercising options, and used $73,000 to satisfy tax withholding obligations upon exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock based compensation, deferred tax asset valuation allowances, accruals for uncertain tax positions, and impairment of goodwill and long-lived assets.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2014.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes  to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2014. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2014, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2014	—	—	—	—
November 1-30, 2014	—	—	—	$8,000,000
December 1-31, 2014	14,407	$11.81	14,407	7,829,830
Total	14,407	$11.81	14,407	$7,829,830

(1)
Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014.  The program does not obligate Clearfield to repurchase any particular amount of common stock during any period.  The repurchase will be funded by cash on hand.  The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

The Company may also repurchase shares of our common stock in connection with payment of taxes upon vesting of restricted stock previously issued to employees.  There were no such repurchases during the quarter ended December 31, 2014.

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

CLEARFIELD, INC.

February 4, 2015	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2015	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)