Form 10-Q
period 2015-03-31
Clearfield, Inc.
filed 2015-04-29
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2015
Common stock, par value $.01	13,715,833

CLEARFIELD, INC.
 FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2015	(Audited) September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$17,061,497	$18,191,493
Short-term investments	7,858,000	6,632,000
Accounts receivables, net	4,755,767	5,027,856
Inventories	5,164,221	5,390,342
Deferred taxes	2,053,528	2,249,435
Other current assets	917,542	543,257
Total Current Assets	37,810,555	38,034,383

Property, plant and equipment, net	5,258,571	2,462,250

Other Assets
Long-term investments	7,078,000	8,302,000
Goodwill	2,570,511	2,570,511
Deferred taxes –long term	-	156,622
Other	310,965	322,132
Total other assets	9,959,476	11,351,265
Total Assets	$53,028,602	$51,847,898

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,581,117	$2,104,526
Accrued compensation	1,540,949	2,749,080
Accrued expenses	374,421	247,658
Total Current Liabilities	4,496,487	5,101,264

Other Liabilities
Deferred taxes	359,471	-
Deferred rent	218,085	-
Total other liabilities	577,556	-
Total Liabilities	5,074,043	5,101,264

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,715,833 and 13,742,964, shares issued and outstanding at March 31, 2015 and September 30, 2014	137,158	137,430
Additional paid-in capital	55,887,152	56,036,989
Accumulated deficit	(8,069,751)	(9,427,785)
Total Shareholders’ Equity	47,954,559	46,746,634
Total Liabilities and Shareholders’ Equity	$53,028,602	$51,847,898

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net sales	$12,370,784	$13,213,855	$26,357,404	$29,361,477

Cost of sales	7,617,347	7,493,292	15,861,453	16,703,269

Gross profit	4,753,437	5,720,563	10,495,951	12,658,208

Operating expenses
Selling, general and administrative	4,289,304	3,805,011	8,415,301	7,670,030
Income from operations	464,133	1,915,552	2,080,650	4,988,178

Interest income	24,528	24,753	50,384	44,453

Income before income taxes	488,661	1,940,305	2,131,034	5,032,631

Income tax expense	200,000	714,000	773,000	1,824,000

Net income	$288,661	$1,226,305	$1,358,034	$3,208,631

Net income per share:
Basic	$0.02	$0.09	$0.10	$0.25
Diluted	$0.02	$0.09	$0.10	$0.24

Weighted average shares outstanding:
Basic	13,191,234	12,746,904	13,206,877	12,717,842
Diluted	13,546,572	13,613,287	13,564,173	13,580,117

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,358,034	$3,208,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545,782	309,835
Deferred taxes	712,000	1,691,885
(Gain) loss on disposal of assets	(13,290)	6,338
Stock-based compensation	564,466	374,369
Changes in operating assets and liabilities:
Accounts receivable, net	272,089	4,408,039
Inventories	226,121	770,865
Prepaid expenses and other	(363,352)	(660,652)
Accounts payable and accrued expenses	(386,692)	223,365
Net cash provided by operating activities	2,915,158	10,332,675

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(3,328,579)	(331,591)
Purchases of investments	(4,168,000)	(7,411,000)
Proceeds from maturities of investments	4,166,000	4,667,000
Net cash used in investing activities	(3,330,579)	(3,075,591)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	105,615	90,417
Proceeds from issuance of common stock upon exercise of stock options	28,967	101,034
Tax withholding related to exercise of stock options	-	(129,488)
Repurchase of common stock	(849,157)	-
Net cash (used in) provided by financing activities	(714,575)	61,963

(Decrease) increase in cash and cash equivalents	(1,129,996)	7,319,047

Cash and cash equivalents, beginning of period	18,191,493	9,807,957

Cash and cash equivalents, end of period	$17,061,497	$17,127,004

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$4,750	$263,139

Non-cash financing activities
Cashless exercise of stock options	$80,802	$179,609

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$288,661	$1,226,305	$1,358,034	$3,208,631
Weighted average common shares	13,191,234	12,746,904	13,206,877	12,717,842
Dilutive potential common shares	355,338	866,383	357,296	862,275
Weighted average dilutive common shares outstanding	13,546,572	13,613,287	13,564,173	13,580,117
Net income per common share:
Basic	$0.02	$0.09	$0.10	$0.25
Diluted	$0.02	$0.09	$0.10	$0.24

Note 3.  Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years.  CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost.  The maturity dates of the Company’s CDs as of March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
Less than one year	$7,858,000	$6,632,000
1-3 years	7,078,000	8,302,000
Total	$14,936,000	$14,934,000

Note 4.  Stock-Based Compensation

The Company recorded $280,839 and $564,466 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2015, respectively.  The Company recorded $186,209 and $374,369 of compensation expense related to current and past equity awards for the three and six months ended March 31, 2014, respectively.  This expense is included in selling, general and administrative expense.  As of March 31, 2015, $4,749,642 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 9.6 years.

There were no stock options granted during the six month periods ended March 31, 2015 and March 31, 2014.  The following is a summary of stock option activity during the six months ended March 31, 2015:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2014	373,051	$4.93
Granted	-	-
Exercised	(40,000)	2.74
Cancelled or Forfeited	(1,000)	6.36
Outstanding at March 31, 2015	332,051	$5.19

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  As of March 31, 2015, the weighted average remaining contractual term for all outstanding stock options was 2.1 years and their aggregate intrinsic value was $3,196,987.  As of March 31, 2015, the weighted average remaining contractual terms of options that were exercisable was 2.2 years and their aggregate intrinsic value was $2,701,625.  During the six months ended March 31, 2015, the Company received proceeds of $28,967 from the exercise of stock options.  During the six months ended March 31, 2014, exercised stock options totaled 91,300 shares, resulting in $101,034 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors.  The Company has made restricted stock grants that vest over one to ten years.

During the six month period ended March 31, 2015, the Company granted non-employee directors restricted stock awards totaling 3,705 shares of common stock, with a vesting term of approximately one year and a fair value of $13.48 per share.  Additionally, the Company granted employees restricted stock awards totaling 3,000 shares of common stock, with a vesting term of ten years and a fair value of $13.33 per share.  During the six month period ended March 31, 2014, the Company granted non-employee directors restricted stock awards totaling 1,915 shares of common stock, with a vesting term of approximately one year and a fair value of $26.09 per share.  Restricted stock transactions during the six month period ended March 31, 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2014	518,515	$10.02
Granted	6,705	13.41
Vested	(1,915)	26.09
Forfeited	(5,800)	10.69
Unvested at March 31, 2015	517,505	$9.99

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

Note 5.  Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  As of both March 31, 2015 and September 30, 2014, the balance in the allowance for doubtful accounts was $97,950.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6.  Inventories

Inventories consist of the following as of:

	March 31, 2015	September 30, 2014
Raw materials	$3,681,674	$3,729,160
Work-in-progress	383,235	292,557
Finished goods	1,099,312	1,368,625
	$5,164,221	$5,390,342

Note 7.  Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and six months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Customer A	*	22%	*	36%
Customer B	31%	18%	27%	14%
Customer C	*	11%	*	*

* Less than 10%

As of March 31, 2015, Customer B accounted for 16% of accounts receivable.  As of September 30, 2014, another customer accounted for 10% of accounts receivable.

Note 8.  Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed in the fourth quarter ended September 30, 2014 did not indicate an impairment of goodwill.  During the six months ended March 31, 2015, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years.  As of March 31, 2015, the Company has four patents granted in the United States and four pending applications pending inside and outside the United States.

Note 9.  Income Taxes

For the three and six months ended March 31, 2015, the Company recorded a provision for income taxes of $200,000 and $773,000, respectively, reflecting an effective tax rate of 40.9% and 36.3%, respectively.  The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment and expenses related to equity award compensation.

As of both March 31, 2015 and September 30, 2014, the Company had a remaining valuation allowance of approximately $848,000 related to state net operating loss carry-forwards the Company does not expect to utilize.  Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the current quarter.

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

As of March 31, 2015, we do not have any unrecognized tax benefits.  It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10.  Accounting Pronouncements

Recent Accounting Pronouncement

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2014.

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

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies.  By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production.  Final build and assembly of the Company’s products is completed at Clearfield’s plants in Brooklyn Park, Minnesota, and Mexico, with manufacturing support from a network of domestic and global manufacturing partners.  On September 9, 2014, the Company entered into a lease for a new facility in Brooklyn Park, MN to replace its plant in Plymouth.  The lease term commenced in January 2015 and this facility now serves as the Company’s headquarters.  Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.  The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

Net sales for the second quarter of fiscal 2015 ended March 31, 2015 were $12,371,000, a decrease of approximately 6% or $843,000 from net sales of $13,214,000 for the second quarter of fiscal 2014.  Net sales to broadband service providers and commercial data networks customers were $11,124,000 in the second quarter of fiscal 2015, versus $12,170,000 in the same period of fiscal 2014.  Among this group, the Company recorded $1,362,000 in international sales for the second quarter of fiscal 2015, versus $2,197,000 in the same period of fiscal 2014.  Net sales to build-to-print and OEM customers were $1,247,000 in the second quarter of fiscal 2015 versus $1,044,000 in the same period of fiscal 2014.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 11% and 17% of total net sales for the second quarters of fiscal 2015 and 2014, respectively.

The decrease in net sales for the second quarter of fiscal 2015 of $843,000 compared to the same quarter of fiscal 2014 is primarily attributable to a decrease of $2,060,000 related to a slowdown in an ongoing build of a U.S.-based broadband service provider.  Net sales were also negatively affected by a decrease in international sales of $835,000.  Offsetting these decreases was an increase of $2,052,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the U.S.-based broadband service provider and international sales noted above, when compared to the same quarter of 2014.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the second quarter of fiscal 2015 was $7,617,000, an increase of $124,000, or 2%, from $7,493,000 in the comparable period of fiscal 2014.  Gross margin was 38.4% in the fiscal 2015 second quarter, down from 43.3% for the fiscal 2014 second quarter.  Gross profit decreased $968,000, or 17%, to $4,753,000 for the three months ended March 31, 2015 from $5,721,000 in the comparable period in fiscal 2014.  The increase in cost of sales and the decrease in gross profit is primarily as a result of lower absorption of factory overhead associated with lower production volumes, product mix, as well as costs associated with a new manufacturing facility in Mexico.

Selling, general and administrative expenses increased $484,000, or 13%, to $4,289,000 in the fiscal 2015 second quarter from $3,805,000 for the fiscal 2014 second quarter.  The increase in the second quarter of fiscal 2015 consists primarily of higher compensation expenses in the amount of $315,000 mainly due to additional personnel and wage increases and one-time costs of $137,000 associated with our move to new headquarters which was completed in the second quarter.  Also, stock compensation expense increased $95,000 when compared to the same period of 2014 due to a higher amount of equity awards outstanding.  These increases were partially offset by lower performance compensation accruals of $243,000.

Income from operations for the quarter ended March 31, 2015 was $464,000 compared to income from operations of $1,916,000 for the comparable quarter of fiscal 2014, a decrease of approximately 76%.  This decrease is attributable to decreased net sales and lower gross profit.

Interest income for the quarters ended March 31, 2015 and March 31, 2014 was unchanged at $25,000.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $200,000 and $714,000 for the three months ended March 31, 2015 and 2014, respectively.  Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the second quarters of both fiscal 2015 and 2014.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The decrease in tax expense of $514,000 from the second quarter for fiscal 2014 is primarily due to lower profitability in the second quarter of fiscal 2015.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended March 31, 2015 was $289,000, or $0.02 per basic and diluted share.  The Company’s net income for the three months ended March 31, 2014 was $1,226,000, or $0.09 per basic and diluted share.

SIX MONTHS ENDED MARCH 31, 2015 VS. SIX MONTHS ENDED MARCH 31, 2014

Net sales for the six months ended March 31, 2015 were $26,357,000, a decrease of 10% or approximately $3,004,000 from net sales of $29,361,000 for the first six months of fiscal 2014.  Net sales to broadband service providers and commercial data networks customers were $23,917,000 for the first six months of fiscal 2015, versus $27,248,000 in the same period of fiscal 2014.  Among this group, the Company recorded $2,709,000 in international sales versus $3,212,000 in the same period of fiscal 2014.  Net sales to build-to-print and OEM customers were $2,440,000 in the first six months of fiscal 2015 versus $2,113,000 in the same period of fiscal 2014.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 10% and 11% of total net sales for the first six months of fiscal 2015 and 2014, respectively.

The decrease in net sales for the six months ended March 31, 2015 of $3,004,000 compared to the same period of fiscal 2014 is primarily attributable to a decrease of $9,120,000 related to a slowdown in an ongoing build of a U.S.-based broadband service provider.  Net sales were also negatively affected by a decrease in international sales of $503,000 during the same period.  Offsetting these decreases was an increase of $6,619,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the U.S.-based broadband service provider and international sales noted above, when compared to the same period of 2014.  The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time.  Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the six months ended March 31, 2015 was $15,861,000, a decrease of $842,000, or 5%, from $16,703,000 in the comparable period.  Gross margin was 39.8% in the fiscal 2015 first six months, down from 43.1% for the comparable six months in fiscal 2014.  Gross profit decreased $2,162,000, or 17%, to $10,496,000 for the six months ended March 31, 2015 from $12,658,000 in the comparable period in fiscal 2014.  The decrease in cost of sales in the first six months of fiscal 2015 is primarily a result of decreased sales volume.  Gross profit decreased primarily as a result of additional costs associated with start-up operations related to the addition of our Mexico manufacturing facility in late fiscal 2014, lower absorption of factory overhead associated with lower production volumes, as well as product mix.

Selling, general and administrative expenses increased 10%, or $745,000, from $7,670,000 for the first six months of fiscal 2014 to $8,415,000 for the first six months of fiscal 2015.  The increase in the first six months of fiscal 2015 consists primarily of higher compensation expenses in the amount of $665,000 mainly due to additional personnel and wage increases and one-time costs of $137,000 associated with our move to expanded U.S. operations which was completed in the second quarter.  Also, stock compensation expense increased $190,000 when compared to the same period of 2014 due to a higher amount of equity awards outstanding.  These increases were offset by lower performance compensation accruals of $454,000.

Income from operations for the six months ended March 31, 2015 was $2,081,000 compared to income of $4,988,000 for the first six months of fiscal 2014, a decrease of $2,907,000, or 58%.  This decrease is attributable to decreased net sales and lower gross profit.

Interest income for the six months ended March 31, 2015 was $50,000 compared to $44,000 for the comparable period for fiscal 2014.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $773,000 and $1,824,000 for the six months ended March 31, 2015 and 2014, respectively.  Due to net operating loss utilization, income tax expense primarily included a non-cash effect on the operating cash flow for the first six months of both fiscal 2015 and 2014.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The decrease in tax expense of $1,051,000 from the six months ended March 31, 2014 is primarily due to lower profitability in the first six months of fiscal 2015.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the first six months of fiscal 2015 ended March 31, 2015 was $1,358,000, or $0.10 per basic and diluted share.  The Company’s net income for the first six months of fiscal 2014 ended March 31, 2014 was $3,209,000, or $0.25 per basic and $0.24 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our principal source of liquidity was our cash, cash equivalents and short-term investments.  Those sources total $24,919,000 at March 31, 2015 compared to $24,823,000 at September 30, 2014.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts which are insured by the FDIC.  Investments considered long-term were $7,078,000 at March 31, 2015, compared to $8,302,000 at September 30, 2014.  We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  As of March 31, 2015, Clearfield had no debt and $31,997,000 in cash, cash equivalents and investments, compared to $33,125,000 at September 30, 2014.

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

Operating Activities

Net cash provided by operating activities totaled $2,915,000 for the six months ended March 31, 2015.  This was primarily due to net income of $1,358,000, non-cash expenses for depreciation and amortization of $546,000, deferred taxes of $712,000, and stock-based compensation of $564,000, in addition to changes in operating assets and liabilities providing cash.  Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $272,000 and $226,000, respectively.  Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms.  The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles.  Changes in working capital items using cash include an increase in prepaid expenses and other of $363,000 and an increase in accounts payable and accrued expenses of $387,000, primarily related to a reclassification from accounts receivable of $284,000 to accrued liabilities for customers with rebate terms as rebates owed exceeded the related accounts receivable balance at March 31, 2015.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks.  We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments.  During the six months ended March 31, 2015, we used cash to purchase $4,168,000 of FDIC-backed securities and received $4,166,000 on CDs that matured.  Purchases of capital equipment and patents consumed $3,329,000 of cash.  This consisted primarily of $3,027,000 in leasehold improvements and office equipment for the build out of our new facility which was completed in the second quarter.

During the six months ended March 31, 2014, we used cash to purchase $7,411,000 of FDIC-backed securities and received $4,667,000 on CDs that matured.  Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $332,000 of cash.

Financing Activities

For the six months ended March 31, 2015, we received $106,000 from employees’ participation and purchase of stock through our ESPP and $29,000 from the issuance of stock as a result of employees exercising options. For the six months ended March 31, 2015, we used $849,000 to repurchase our common stock.  As of March 31, 2015, we had the authority to purchase approximately $7,151,000 in additional shares under the repurchase program announced on November 13, 2014.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2015.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending March 31, 2015, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2015	57,682	$11.77	57,682	$7,150,843
February 1-28, 2015	3,713	13.33	—	—
March 1-31, 2015	—	—	—	—
Total	61,395	$11.87	57,682	$7,150,843

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

In the three months ending March 31, 2015, the Company repurchased a total of 3,713 shares that were owned by employees and delivered to the Company to pay for the exercise price of employee stock options.  The Company may also repurchase shares of our common stock in connection with payment of taxes upon vesting of restricted stock previously issued to employees.  There were no such repurchases during the quarter ended March 31, 2015.

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

CLEARFIELD, INC.

April 29, 2015	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2015	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)