Form 10-Q
period 2015-06-30
Clearfield, Inc.
filed 2015-07-29
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[X] YES [_] NO

Indicate by check mark whether the registrant is a “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_] Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2015
Common stock, par value $.01	13,720,377

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2015	(Audited) September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$17,161,041	$18,191,493
Short-term investments	7,945,000	6,632,000
Accounts receivables, net	7,386,712	5,027,856
Inventories	6,734,328	5,390,342
Deferred taxes	1,451,948	2,249,435
Other current assets	499,231	543,257
Total Current Assets	41,178,260	38,034,383

Property, plant and equipment, net	5,628,045	2,462,250

Other Assets
Long-term investments	7,722,000	8,302,000
Goodwill	2,570,511	2,570,511
Deferred taxes – long term	—	156,622
Other	291,660	322,132
Total other assets	10,584,171	11,351,265
Total Assets	$57,390,476	$51,847,898

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,625,828	$2,104,526
Accrued compensation	2,444,038	2,749,080
Accrued expenses	77,163	247,658
Total Current Liabilities	6,147,029	5,101,264

Other Liabilities
Deferred taxes	728,055	—
Deferred rent	223,215	—
Total other liabilities	951,270	—
Total Liabilities	7,098,299	5,101,264

Commitment and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	—	—
Common stock, authorized 50,000,000, $.01 par value; 13,720,377 and 13,742,964, shares issued and outstanding at June 30, 2015 and September 30, 2014	137,204	137,430
Additional paid-in capital	56,271,824	56,036,989
Accumulated deficit	(6,116,851)	(9,427,785)
Total Shareholders’ Equity	50,292,177	46,746,634
Total Liabilities and Shareholders’ Equity	$57,390,476	$51,847,898

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net sales	$18,195,911	$14,362,934	$44,553,315	$43,724,411

Cost of sales	10,399,171	8,319,481	26,260,624	25,022,750

Gross profit	7,796,740	6,043,453	18,292,691	18,701,661

Operating expenses
Selling, general and administrative	4,845,764	4,185,157	13,261,065	11,855,187
Income from operations	2,950,976	1,858,296	5,031,626	6,846,474

Interest income	24,924	25,544	75,308	69,997

Income before income taxes	2,975,900	1,883,840	5,106,934	6,916,471

Income tax expense	1,023,000	709,000	1,796,000	2,533,000

Net income	$1,952,900	$1,174,840	$3,310,934	$4,383,471

Net income per share:
Basic	$0.15	$0.09	$0.25	$0.34
Diluted	$0.14	$0.08	$0.24	$0.32

Weighted average shares outstanding:
Basic	13,200,121	13,045,913	13,204,625	12,827,199
Diluted	13,614,949	13,547,948	13,581,098	13,569,394

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$3,310,934	$4,383,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870,692	492,162
Deferred taxes	1,682,164	2,343,885
Loss on disposal of assets	13,637	4,748
Stock-based compensation	844,992	565,505
Changes in operating assets and liabilities:
Accounts receivable, net	(2,358,856)	3,066,146
Inventories	(1,343,986)	328,194
Prepaid expenses and other	52,496	(217,832)
Accounts payable and accrued expenses	1,268,980	772,818
Net cash provided by operating activities	4,341,053	11,739,097

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(4,028,122)	(1,060,851)
Purchases of investments	(7,517,000)	(8,899,000)
Proceeds from maturities of investments	6,784,000	5,991,000
Net cash used in investing activities	(4,761,122)	(3,968,851)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	211,459	185,584
Proceeds from issuance of common stock upon exercise of stock options	41,688	618,848
Tax withholding related to exercise of stock options	(14,373)	(142,112)
Repurchase of common stock	(849,157)	—
Net cash (used in) provided by financing activities	(610,383)	662,320

(Decrease) increase in cash and cash equivalents	(1,030,452)	8,432,566

Cash and cash equivalents, beginning of period	18,191,493	9,807,957

Cash and cash equivalents, end of period	$17,161,041	$18,240,523

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$20,350	$329,329

Non-cash financing activities
Cashless exercise of stock options	$80,802	$198,266

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,952,900	$1,174,840	$3,310,934	$4,383,471
Weighted average common shares	13,200,121	13,045,913	13,204,625	12,827,199
Dilutive potential common shares	414,828	502,035	376,473	742,195
Weighted average dilutive common shares outstanding	13,614,949	13,547,948	13,581,098	13,569,394
Net income per common share:
Basic	$0.15	$0.09	$0.25	$0.34
Diluted	$0.14	$0.08	$0.24	$0.32

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs as of June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014
Less than one year	$7,945,000	$6,632,000
1-3 years	7,722,000	8,302,000
Total	$15,667,000	$14,934,000

Note 4. Stock-Based Compensation

The Company recorded $280,526 and $844,992 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2015, respectively. The Company recorded $191,136 and $565,505 of compensation expense related to current and past equity awards for the three and nine months ended June 30, 2014, respectively. This expense is included in selling, general and administrative expense. As of June 30, 2015, $4,480,544 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 9.3 years.

There were no stock options granted during the nine month periods ended June 30, 2015 and June 30, 2014. The following is a summary of stock option activity during the nine months ended June 30, 2015:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2014	373,051	$4.93
Granted	—	—
Exercised	(42,000)	2.92
Cancelled or Forfeited	(2,500)	6.36
Outstanding at June 30, 2015	328,551	$5.18

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2015, the weighted average remaining contractual term for all outstanding stock options was 1.8 years and their aggregate intrinsic value was $3,525,546. As of June 30, 2015, the weighted average remaining contractual terms of options that were exercisable was 1.9 years and their aggregate intrinsic value was $2,981,443. During the nine months ended June 30, 2015, the Company received proceeds of $41,688 from the exercise of stock options. During the nine months ended June 30, 2014, exercised stock options totaled 456,850 shares, resulting in $618,848 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine month period ended June 30, 2015, the Company granted non-employee directors restricted stock awards totaling 3,705 shares of common stock, with a vesting term of approximately one year and a fair value of $13.48 per share. Additionally, during the nine month period ended June 30, 2015, the Company granted employees restricted stock awards totaling 3,000 shares of common stock, with a vesting term of ten years and a fair value of $13.33 per share. During the nine month period ended June 30, 2014, the Company granted non-employee directors restricted stock awards totaling 1,915 shares of common stock, with a vesting term of approximately one year and a fair value of $26.09 per share. Additionally, during the nine month period ended June 30, 2014, the Company granted employees restricted stock awards totaling 10,000 shares of common stock, with a vesting term of five years and a fair value of $16.47 per share. Restricted stock transactions during the nine month period ended June 30, 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2014	518,515	$10.02
Granted	6,705	13.41
Vested	(3,915)	20.51
Forfeited	(12,500)	10.28
Unvested at June 30, 2015	508,805	$9.97

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2015 and December 31, 2014, employees purchased 10,119 and 10,097 shares, respectively, at a price of $10.46 per share. After the employee purchase on June 30, 2015, 165,440 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both June 30, 2015 and September 30, 2014, the balance in the allowance for doubtful accounts was $97,950.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2015	September 30, 2014
Raw materials	$5,057,154	$3,729,160
Work-in-progress	311,626	292,557
Finished goods	1,365,548	1,368,625
	$6,734,328	$5,390,342

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and nine months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Customer A	*	*	*	26%
Customer B	29%	21%	27%	16%
Customer C	12%	*	*	*
Customer D	*	10%	*	*

* Less than 10%

As of June 30, 2015, and September 30, 2014, Customer C accounted for 17% and 10% of accounts receivable, respectively.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2014 did not indicate an impairment of goodwill. During the nine months ended June 30, 2015, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 17 years. As of June 30, 2015, the Company has five patents granted in the United States and four pending applications pending inside and outside the United States.

Note 9. Income Taxes

For the three and nine months ended June 30, 2015, the Company recorded a provision for income taxes of $1,023,000 and $1,796,000, respectively, reflecting an effective tax rate of 34.4% and 35.2%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment and expenses related to equity award compensation.

As of both June 30, 2015 and September 30, 2014, the Company had a remaining valuation allowance of approximately $848,000 related to state net operating loss carry-forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the current quarter.

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

As of June 30, 2015, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Accounting Pronouncements

Recent Accounting Pronouncement

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2015 and 2014 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2014.

OVERVIEW

General

Clearfield, Inc. manufactures, markets, and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site. While continuing to penetrate the wireline requirements for fiber-to-the-home (“FTTH”) builds, Clearfield is actively engaged in the expansion of wireless services through the deployments of its technologies for cell backhaul and distributed antennas wireless services.

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

RESULTS OF OPERATIONS

Three months ended JUNE 30, 2015 vS. three months ended JUNE 30, 2014

Net sales for the third quarter of fiscal 2015 ended June 30, 2015 were $18,196,000, an increase of approximately 27% or $3,833,000 from net sales of $14,363,000 for the third quarter of fiscal 2014. Net sales to broadband service providers and commercial data networks customers were $16,716,000 in the third quarter of fiscal 2015, versus $13,283,000 in the same period of fiscal 2014. Among this group, the Company recorded $1,301,000 in international sales for the third quarter of fiscal 2015, versus $860,000 in the same period of fiscal 2014. Net sales to build-to-print and OEM customers were $1,480,000 in the third quarter of fiscal 2015 versus $1,080,000 in the same period of fiscal 2014. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 7% and 6% of total net sales for the third quarters of fiscal 2015 and 2014, respectively.

The increase in net sales for the third quarter of fiscal 2015 of $3,833,000 compared to the same quarter of fiscal 2014 is primarily attributable to an increase of $3,097,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the competitive local exchange carrier (“CLEC”) group and international sales noted below, when compared to the same quarter of 2014. Additionally, an increase of $295,000 was related to an ongoing build of a CLEC. Net sales were also positively affected by an increase in international sales of $441,000 when compared to the same quarter of 2014. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2015 was $10,399,000, an increase of $2,080,000, or 25%, from $8,319,000 in the comparable period of fiscal 2014. Gross margin was 42.8% for the fiscal 2015 third quarter, up from 42.1% for the fiscal 2014 third quarter. Gross profit increased $1,754,000, or 29%, to $7,797,000 for the three months ended June 30, 2015 from $6,043,000 in the comparable period in fiscal 2014. The increase in cost of sales and gross profit is primarily as a result of higher production volumes, product mix, and the streamlining of cost structures in both our U.S. and Mexican manufacturing locations.

Selling, general and administrative expenses increased $661,000, or 16%, to $4,846,000 in the fiscal 2015 third quarter from $4,185,000 for the fiscal 2014 third quarter. The increase in the third quarter of fiscal 2015 consists primarily of higher compensation expenses in the amount of $169,000 mainly due to additional personnel and wage increases and higher performance compensation accruals of $277,000. Also, stock compensation expense increased $89,000 when compared to the same period of 2014 due to a higher amount of equity awards outstanding.

Income from operations for the quarter ended June 30, 2015 was $2,951,000 compared to income from operations of $1,858,000 for the comparable quarter of fiscal 2014, an increase of approximately 59%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the quarters ended June 30, 2015 and June 30, 2014 was $25,000 and $26,000, respectively. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,023,000 and $709,000 for the three months ended June 30, 2015 and 2014, respectively. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the third quarters of both fiscal 2015 and 2014. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $314,000 from the third quarter for fiscal 2014 is primarily due to higher profitability in the third quarter of fiscal 2015. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended June 30, 2015 was $1,953,000, or $0.15 per basic and $0.14 per diluted share. The Company’s net income for the three months ended June 30, 2014 was $1,175,000, or $0.09 per basic and $0.08 per diluted share.

NINE months ended JUNE 30, 2015 vS. NINE months ended JUNE 30, 2014

Net sales for the nine months ended June 30, 2015 were $44,553,000, an increase of 2% or approximately $829,000 from net sales of $43,724,000 for the first nine months of fiscal 2014. Net sales to broadband service providers and commercial data networks customers were $40,638,000 for the first nine months of fiscal 2015, versus $40,531,000 in the same period of fiscal 2014. Among this group, the Company recorded $4,010,000 in international sales versus $4,072,000 in the same period of fiscal 2014. Net sales to build-to-print and OEM customers were $3,915,000 in the first nine months of fiscal 2015 versus $3,193,000 in the same period of fiscal 2014. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 9% of total net sales for the first nine months of both fiscal 2015 and 2014.

The increase in net sales for the nine months ended June 30, 2015 of $829,000 compared to the same period of fiscal 2014 is primarily attributable to an increase of $9,676,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the CLEC group and international sales noted below, when compared to the same period of 2014. Offsetting this increase was a decrease of $8,785,000 related to a slowdown in an ongoing build of a CLEC. Net sales were also negatively affected by a decrease in international sales of $62,000 during the same period. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the nine months ended June 30, 2015 was $26,261,000, an increase of $1,238,000, or 5%, from $25,023,000 in the comparable period. Gross margin was 41.1% for the first nine months in fiscal 2015, down from 42.8% for the comparable nine months in fiscal 2014. Gross profit decreased $409,000, or 2%, to $18,293,000 for the nine months ended June 30, 2015 from $18,702,000 in the comparable period in fiscal 2014. The increase in cost of sales in the first nine months of fiscal 2015 is primarily a result of increased sales volume. Gross profit decreased primarily as a result of additional costs associated with start-up operations related to the addition of our Mexico manufacturing facility in late fiscal 2014, lower absorption of factory overhead associated with lower production volumes, as well as product mix.

Selling, general and administrative expenses increased 12%, or $1,406,000, from $11,855,000 for the first nine months of fiscal 2014 to $13,261,000 for the first nine months of fiscal 2015. The increase in the first nine months of fiscal 2015 consists primarily of higher compensation expenses in the amount of $834,000 mainly due to additional personnel and wage increases and one-time costs of $137,000 associated with our move to expanded U.S. operations which was completed in the second quarter. Also, stock compensation expense increased $279,000 when compared to the same period of 2014 due to a higher amount of equity awards outstanding. Additionally, depreciation increased $167,000 compared to the same period of 2014 primarily due an investment in leasehold improvements in our new facility. These increases were partially offset by lower performance compensation accruals of $178,000.

Income from operations for the nine months ended June 30, 2015 was $5,032,000 compared to income from operations of $6,846,000 for the first nine months of fiscal 2014, a decrease of $1,814,000, or 27%. This decrease is attributable to increased selling, general and administrative costs and lower gross profit.

Interest income for the nine months ended June 30, 2015 was $75,000 compared to $70,000 for the comparable period for fiscal 2014. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,796,000 and $2,533,000 for the nine months ended June 30, 2015 and 2014, respectively. Due to net operating loss utilization, income tax expense primarily included a non-cash effect on the operating cash flow for the first nine months of both fiscal 2015 and 2014. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $737,000 from the nine months ended June 30, 2014 is primarily due to lower profitability in the first nine months of fiscal 2015. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the first nine months of fiscal 2015 ended June 30, 2015 was $3,311,000, or $0.25 per basic and $0.24 per diluted share. The Company’s net income for the first nine months of fiscal 2014 ended June 30, 2014 was $4,383,000, or $0.34 per basic and $0.32 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $25,106,000 at June 30, 2015 compared to $24,823,000 at September 30, 2014. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts which are insured by the FDIC. Investments considered long-term were $7,722,000 at June 30, 2015, compared to $8,302,000 at September 30, 2014. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. As of June 30, 2015, Clearfield had no debt and $32,828,000 in cash, cash equivalents and investments, compared to $33,125,000 at September 30, 2014.

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

Operating Activities

Net cash provided by operating activities totaled $4,341,000 for the nine months ended June 30, 2015. This was primarily due to net income of $3,311,000, non-cash expenses for depreciation and amortization of $871,000, deferred taxes of $1,682,000, and stock-based compensation of $845,000, offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $1,269,000, primarily related to inventory and fixed asset purchases. Changes in operating assets and liabilities using cash include an increases in accounts receivable and inventory of $2,359,000 and $1,344,000, respectively. The increase in accounts receivable is primarily attributable to the increased sales in the quarter ended June 30, 2015. In addition, days sales outstanding, which measures how quickly receivables are collected, increased 5 days to 37 days from September 30, 2014 to June 30, 2015. Accounts receivable can also be influenced by the timing of shipments for customer projects and payment terms. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles.

Net cash provided by operating activities totaled $11,739,000 for the nine months ended June 30, 2014. This was primarily due to net income of $4,383,000, non-cash expenses for depreciation and amortization of $492,000, deferred taxes of $2,344,000, and stock-based compensation of $566,000, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash included decreases in accounts receivable and inventory of $3,066,000 and $328,000, respectively, and an increase in accounts payable and accrued expenses of $773,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. The decrease in accounts receivable was primarily a result of significant payments received in the first quarter from one customer with a large balance at September 30, 2013, resulting in a substantially lower receivable balance at June 30, 2014. The decrease in inventory reflected the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represented an adjustment for seasonal demand along with changes in stocking levels for product development life cycles. The increase in accounts payable and accrued expenses primarily reflected a reclassification from accounts receivable of $2,561,000 to accrued rebates for customers with rebate terms as rebates owed exceeded the related accounts receivable balances as of June 30, 2014. The change in accounts payable and accrued expenses also reflected a decrease related to the fiscal 2013 accrued bonus compensation accruals of approximately $2,691,000 which were paid during the first quarter of fiscal 2014. Changes in working capital items using cash included an increase in prepaid expenses and other of $218,000, primarily related to deposits on inventory and capital equipment that were put into production during the fourth quarter of fiscal 2014.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2015, we used cash to purchase $7,517,000 of FDIC-backed securities and received $6,784,000 on CDs that matured. Purchases of capital equipment and patents consumed $4,028,000 of cash. This consisted primarily of $3,027,000 in leasehold improvements and office equipment for the build out of our new facility which was completed in the second quarter.

During the nine months ended June 30, 2014, we used cash to purchase $8,899,000 of FDIC-backed securities and received $5,991,000 on CDs that matured. Purchases of patent fees and capital equipment, mainly information technology and manufacturing equipment, consumed $1,061,000 of cash in the nine months ended June 30, 2014.

Financing Activities

For the nine months ended June 30, 2015, we received $211,000 from employees’ participation and purchase of stock through our ESPP and $42,000 from the issuance of stock as a result of employees exercising options. For the nine months ended June 30, 2015, we used $849,000 to repurchase our common stock. As of June 30, 2015, we had the authority to purchase approximately $7,151,000 in additional shares under the repurchase program announced on November 13, 2014.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2015.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending June 30, 2015, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2015	—	$—	—	$—
May 1-31, 2015	875	15.17	—	—
June 1-30, 2015	—	—	—	—
Total	875	$15.17	—	$7,150,843

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

In the three months ending June 30, 2015, the Company repurchased a total of 875 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

July 29, 2015	/s/ Cheryl P. Beranek
By: Cheryl P. Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2015	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

