Form 10-K
period 2015-09-30
Clearfield, Inc.
filed 2015-11-25
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015.

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________.

Commission File Number 0-16106

CLEARFIELD, INC.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1347235
(State of incorporation)	(I.R.S. Employer Identification No.)

7050 Winnetka Avenue North Suite 100 Brooklyn Park, Minnesota 55428	(763) 476-6866
(Address of principal executive office)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Including Series B Junior Participating Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[_] YES           [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[_] YES           [X] NO

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

[_] YES           [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $167,018,584.

The number of shares of common stock outstanding as of November 15, 2015 was 13,702,310.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”) is a Minnesota corporation which was founded in 1979. Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.clearfieldconnection.com. The information available on our website is not part of this Report. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through the “About Clearfield” link at our website, or at the Commission’s website at www.sec.gov.

Description of Business

Clearfield, Inc. manufactures, markets and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site. The Company has extended this product line with a fiber delivery platform of optical cable, connectors and microduct that delivers fiber to environments previously not economically or environmentally viable. The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (“ILEC”) (telephone), multiple service operators (cable), wireless service providers, competitive local exchange carriers (“CLEC”) and municipal-owned utilities. Clearfield has continued to expand its product offerings and broaden its customer base during its years of operations.

By aligning its in-house engineering and technical knowledge alongside its customers’ needs, the Company has been able to develop, customize and enhance products from design through production. Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution partners and some sales through original equipment suppliers who private label its products.

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

Inside Plant: The FieldSmart Fiber Crossover Distribution System (“FxDS”) and high density FieldSmart FxHD provides complete fiber management modularity and scalability across the fiber network. Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed. Easily configured for initial placement and scaling from 12-ports to a full rack of 1728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment. The user then places what is needed on the frame as subscriber take rates dictate. The FxHD is an integrated fiber management solution delivered via the Clearview Blue Cassette. With instant access to all cassettes, adapters, and jumpers, the frame is designed as a front access frame, meaning all installation is done from one side of the frame providing the option to reclaim the aisle space required for frame solutions that require rear access – and to use that space for other equipment or more frames.  The FxHD can be placed against a wall, cage in data center co-location environments, or back to back.

Outside Plant: The FieldSmart Fiber Scalability Center (“FSC”) is a modular and scalable outside plant cabinet that allows rollout of Fiber-to-the-Premise services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-tested designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FSC product, with the Clearview cassette at its heart, has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

Access Network: FieldSmart Fiber Delivery Point (“FDP”) is a series of enclosure systems that incorporates the delivery of fiber connectivity to the neighborhood or business district in the most cost-effective footprint possible. This family of wall-mount enclosures provides 12 to 144 ports of connectivity for multi-dwelling unit fiber deployments, fiber demarcation, security systems (CCTV), telecommunications room needs and horizontal/intermediate cross-connects.

Access Network: FieldSmart Small Count Delivery (“SCD”) is a series of enclosure systems that are packaged to make landing small count fiber more cost-effective and efficient than previously thought possible. This family of wall-mount enclosures, panels and drop cable cases provide up to 12 ports of connectivity when fiber management is critical but high-count density is required. The FieldSmart SCD is targeted for application environments such as cell backhaul, business class service delivery, node segmentation, fiber exhaust in a field pedestal, sub-station turn-up or fiber-to-the-desk deployment.

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

CraftSmart

CraftSmart is a full line of optical protection field enclosures, extending Clearfield presence in the fiber industry. The CraftSmart Fiber Protection Pedestals (“FPP”) and CraftSmart Fiber Protection Vaults (“FPV”) are integrated solutions, optimized to house FieldSmart products at the last mile access point of the network in above-grade or below-grade installations.

CraftSmart aims to optimize fiber protection and storage while ensuring industry standards. Utilizing methods of sealing and below-grade protection, along with Clearfield innovation, CraftSmart is a turn-key solution for the deployment of passive optics from the central office/head-end to the customer premise.

Cable Assemblies

Clearfield manufactures high quality fiber and copper assemblies with an industry-standard or customer-specified configuration.  Industry-standard assemblies built include but are not limited to: single mode fiber, multimode fiber, multi-fiber, CATV node assembly, DS1 Telco, DS 3 (734/735) coax, Category 5e and 6, SCSI, Token Ring, and V.35.  In addition, Clearfield’s engineering services team works alongside the engineering design departments of our original equipment manufacturer (“OEM”) customers to design and manufacture custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

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

Competition

Competitors to the FieldSmart product lines include, but are not limited to, Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Alcatel, Inc., and TE Connectivity, Inc. (formerly Tyco Electronics). Competitors to the CraftSmart product line include Emerson Network Power, a subsidiary of Emerson Electric Co., and Charles Industries, Ltd. Competitors to FieldShield include M2FX. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Major Customers and Financial Information about Geographic Areas

The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2015, 2014, and 2013:

	Year Ended September 30,
	2015	2014	2013
Customer A	25%	19%	19%
Customer B	*	21%	23%

* Less than 10%

As of September 30, 2015, Customers C and A accounted for 17% and 14% of accounts receivable, respectively. As of September 30, 2014, Customer C accounted for 10% of accounts receivable.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to Canada, Central and South America. The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2015	2014	2013
United States	$55,324,000	$52,687,000	$50,358,000
All Other Countries	5,000,000	5,358,000	2,995,000
Total Net Sales	$60,324,000	$58,045,000	$53,353,000

Patents and Trademarks

As of September 30, 2015, we had five patents granted and five patent applications pending inside the United States. We have also developed and are using trademarks and logos to market and promote our products, including Clearview®, FieldSmart®, FieldShield®, and CraftSmart.®

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $3,540,000, $3,340,000, and $8,638,000 as of September 30, 2015, 2014, and 2013, respectively.

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

Employees

As of September 30, 2015, the Company had 182 full-time employees. We also employ seasonal, part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement. We believe our employee relations to be good.

Segment Reporting

The Company operates in a single reportable segment.

ITEM 1A. RISK FACTORS

Our results of operations could be adversely affected now that the stimulus funds of the American Recovery and Reinvestment Act are fully allocated and projects are nearing completion.

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

A significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers would adversely affect us.

In fiscal year 2015, Customer A comprised approximately 25% of net sales. In fiscal year 2014, Customers A and B comprised approximately 19% and 21%, respectively, of net sales. Additionally, in fiscal year 2013, Customers A and B comprised approximately 19% and 23%, respectively, of net sales. These customers purchase our products from time to time through purchase orders, and we do not have any agreement that obligates these major customers to purchase products in the future from us. The loss of any one or more of these customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter is limited. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter. Demand for our projects will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results.

Other factors that may affect our quarterly operating results including:

•	the volume and timing of orders from and shipments to our customers, particularly significant customers such as Customer A that accounted for 25%, 19% and 19% of sales in the years ending September 30, 2015, 2014 and 2013, respectively;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees;

•	the availability and cost of key components of our products; and

•	changes in the valuation allowance relating to our deferred tax assets and the resulting income tax benefits or expenses.

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

Many of our competitors have greater engineering and product development resources than we have. Although we expect to continue to invest resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. Further, our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies.

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

Further, the costs to obtain certain raw materials and supplies, such as fiber and copper cabling, are subject to price fluctuations, which may be substantial, because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl Beranek, our Chief Executive Officer and John Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provide that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements. We have key person life insurance on Ms. Beranek and Mr. Hill. Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Clearfield leases a 70,771 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease term is ten years and two months and commenced on January 1, 2015.  However, upon proper notice and payment of a termination fee of approximately $214,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2015	High	Low
Quarter ended December 31, 2014	$14.99	$10.82
Quarter ended March 31, 2015	15.54	11.21
Quarter ended June 30, 2015	16.75	12.90
Quarter ended September 30, 2015	20.28	12.76

Fiscal Year Ended September 30, 2014	High	Low
Quarter ended December 31, 2013	$20.67	$13.47
Quarter ended March 31, 2014	26.09	17.41
Quarter ended June 30, 2014	24.84	14.56
Quarter ended September 30, 2014	16.90	12.35

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 276 holders of record of our common stock as of September 30, 2015.

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

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the NASDAQ Composite index, which the Company has selected as a broad market index, and the NASDAQ Telecommunications index, which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2010 and its relative performance is tracked through September 30, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Clearfield, Inc., The NASDAQ Stock Market Composite Index

And The NASDAQ Telecommunications Index

* $100 invested on September 30, 2010 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2015 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Plan	297,384	$5.29	354,114
Total	297,384	$5.29	354,114

All outstanding equity awards have been granted pursuant to shareholder-approved plans. In addition to options, shares may be issued in the form of restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 33,021 shares of our common stock during the fourth quarter of fiscal year 2015 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees. The Company may also repurchase shares as a part of its stock repurchase program approved in November 2014 by which the Company’s Board of Directors authorized the repurchase of up to $8,000,000 of the Company’s common stock.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2015 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2015	—	$—	—	$—
August 1-31, 2015	33,021	16.93	—	—
September 1-30, 2015	—	—	—	—
Total	33,021	$16.93	—	$7,150,843

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our financial statements and should be read in conjunction with the Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended September 30
	2015	2014	2013	2012		2011
Selected Income Statement Data
Net sales	$60,323,917	$58,045,292	$53,353,080	$37,473,966		$35,192,532
Gross profit	24,867,953	24,598,766	21,989,578	15,285,721		14,658,358
Income from operations	7,051,355	8,518,126	7,444,735	4,274,881		3,716,209
Income tax expense (benefit)	2,475,238	3,180,978	2,803,172	(3,324,299	)*	(2,316,142	)*
Net income	4,682,008	5,432,851	4,733,844	7,701,194		6,167,446
Net income per share basic	$0.35	$0.42	$0.38	$0.62		$0.51
Net income per share diluted	$0.34	$0.40	$0.36	$0.60		$0.48

Selected Balance Sheet Data
Total assets	$57,627,617	$51,847,898	$46,413,339	$37,740,338		$30,302,091
Long-term liabilities	1,311,232	-	21,101	37,643		61,794
Shareholders’ equity	51,279,130	46,746,634	40,078,036	34,685,901		26,229,171

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

Income Taxes We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change.

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

As of September 30, 2015, the Company had U.S. federal and state net operating loss (“NOL”) carry-forwards of approximately $5,407,000 and $13,795,000, respectively. The U.S. federal NOL carry forward amounts expire in fiscal years 2023 through 2028 if not utilized. The state NOL carry forward amounts expire in fiscal years 2016 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

As of September 30, 2014, the Company’s remaining valuation allowance of approximately $848,000 related to state net operating loss carry forwards. During the fourth quarter of 2015, the Company reversed a portion of its remaining valuation allowance primarily related to the expiration of state net operating losses in 2015. The remaining valuation allowance balance as of September 30, 2015 of $659,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 2000. We are generally subject to U.S. federal and state tax examinations for all tax years since 2000 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. In 2007, the Company changed its fiscal year end from March 31 to September 30.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2015 consisted primarily of property, plant and equipment, patents and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2015, 2014 and 2013 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2015, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2015, 2014 or 2013, respectively.

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

Results of Operations

Year ended September 30, 2015 compared to year ended September 30, 2014

Net sales for fiscal year 2015 increased 4% to $60,324,000 from net sales of $58,045,000 in 2014. Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in sales includes gains from within Tier 3 Carriers, an emerging presence associated with Tier 2 Carriers who have a national footprint and cable providers, offset by lower sales to our CLEC customer group.

As a result of the above factors, sales in fiscal year 2015 to commercial data networks and broadband service providers were 91% of net sales, or $54,822,000, compared to $53,627,000, or 92%, of net sales in fiscal 2014. Among this group, the Company recorded $5,000,000 in international sales in fiscal year 2015 versus $5,358,000 in fiscal year 2014. Sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market in 2015 were 9% of net sales, or $5,502,000, compared to $4,418,000, or 8%, of net sales in fiscal year 2014. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 9% of net sales for the years ended September 30, 2015 and 2014, respectively.

The increase in net sales for the year ended September 30, 2015 of $2,279,000 compared to fiscal year 2014 is primarily attributable to an increase of $10,107,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the CLEC group and international sales noted below, when compared to 2014. The improvement was due to increased deployments by the Company’s ILEC customers, as well as expanded sales channels. Offsetting this increase was a decrease of $7,470,000 related to a slowdown in ongoing builds of a CLEC customer. Net sales were also negatively affected by a decrease in international sales of $358,000 during the same period. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for fiscal year 2015 was $35,456,000, an increase of $2,009,000, or 6% from the $33,447,000 in fiscal year 2014. Gross margin was 41.2% in fiscal year 2015, as compared to 42.4% for fiscal year 2014. Gross profit increased 1%, or $269,000, from $24,599,000 for fiscal year 2014 to $24,868,000 for fiscal year 2015. The year-over-year increase in cost of sales is primarily a result of increased sales volume. Gross profit percentage decreased primarily as a result of costs associated with operations related to the addition of our Mexico manufacturing facility in late fiscal year 2014 in the amount of $249,000 along with product mix changes of $601,000.

Selling, general and administrative expense for fiscal year 2015 was $17,817,000, up 11% compared to $16,081,000 for fiscal year 2014. This increase is primarily composed of higher compensation expenses in the amount of $997,000 mainly due to additional personnel and wage increases and one-time costs of $137,000 associated with our move to expanded U.S. operations which was completed in the second quarter. Also, stock compensation expense increased $280,000 when compared to the same period of 2014 due to a higher amount of equity awards outstanding. Additionally, depreciation increased $252,000 compared to the same period of 2014 primarily due an increase in leasehold improvements associated with our new facility.

Income from operations for fiscal year 2015 was $7,051,000 compared to $8,518,000 for fiscal year 2014. This decrease is attributable to increased selling, general and administrative expense.

Interest income in fiscal year 2015 was $106,000 compared to $96,000 for fiscal year 2014. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2015 was $2,475,000 compared to $3,181,000 for fiscal year 2014. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the years ended September 30, 2015 and 2014. The decrease in tax expense of $706,000 from the year ended September 30, 2014 is primarily due to decreased deferred tax expense resulting from lower profitability in fiscal year 2015. The decrease in the income tax expense rate to 34.6% for fiscal year 2015 from 36.9% for fiscal year 2014 is primarily the result of the Company reversing a portion of its remaining valuation allowance primarily related to the expiration of state net operating losses in 2015 during the fourth quarter of fiscal year 2015. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

Net income for fiscal year 2015 was $4,682,000 or $0.35 per basic share and $0.34 per diluted share, compared to $5,433,000 or $0.42 per basic share and $0.40 per diluted share for the year 2014.

Year ended September 30, 2014 compared to year ended September 30, 2013

Net sales for fiscal year 2014 increased 9% to $58,045,000 from net sales of $53,353,000 in 2013. Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in sales includes gains from within Tier 3 Carriers, an emerging presence associated with Tier 2 Carriers who have a national footprint, cable providers as well as non-traditional providers who are entering the U.S. market. The Company also recorded a growing percentage of its sales from accounts outside of the U.S., principally Canada and the Caribbean regions of Central America.

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

Cost of sales for fiscal year 2014 was $33,447,000, an increase of $2,083,000, or 7% from the $31,364,000 in fiscal year 2013. Gross margin was 42.4% in fiscal year 2014, as compared to 41.2% for fiscal year 2013. Gross profit increased 12%, or $2,609,000, from $21,990,000 for fiscal year 2013 to $24,599,000 for fiscal year 2014. The year-over-year increase in cost of sales and gross profit is a result of increased net sales. The increase in gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expense for fiscal year 2014 was $16,081,000, up 11% compared to $14,545,000 for fiscal year 2013. This increase is primarily composed of $1,515,000 due to additional personnel.

Income from operations for fiscal year 2014 was $8,518,000 compared to $7,445,000 for fiscal year 2013. This increase is attributable to increased net sales and higher gross margin.

Interest income in fiscal year 2014 was $96,000 compared to $92,000 for fiscal year 2013. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2014 was $3,181,000 compared to $2,803,000 for fiscal year 2013. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the years ended September 30, 2014 and 2013. The increase in tax expense of $378,000 from the year ended September 30, 2013 is primarily due to deferred tax expense resulting from higher profitability in fiscal year 2014. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

Net income for fiscal year 2014 was $5,433,000 or $0.42 per basic share and $0.40 per diluted share, compared to $4,734,000 or $0.38 per basic share and $0.36 per diluted share for the year 2013.

Liquidity and Capital Resources

At September 30, 2015, the Company had combined balances of short-term cash and investments and long-term investments of $34,286,000 as compared to $33,125,000 at September 30, 2014. As of September 30, 2015, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $25,996,000 at September 30, 2015, compared to $24,823,000, at September 30, 2014. Investments considered long-term are $8,290,000 at September 30, 2015, compared to $8,302,000 at September 30, 2014. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at September 30, 2015 or 2014, respectively.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the $8,000,000 share repurchase program adopted by the Board of Directors on November 13, 2014.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2015 totaled $6,848,000. Cash provided by operations included net income of $4,682,000 for the fiscal year ended September 30, 2015, which included non-cash expenses for depreciation and amortization of $1,216,000 and stock-based compensation of $1,075,000, along with a non-cash benefit from deferred taxes of $2,342,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and has had cash payments related to taxes of $51,000, $361,000 and $154,000 in the fiscal periods 2015, 2014 and 2013, respectively. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2015 and fiscal year 2014 in working capital items using cash included increases in inventory and accounts receivable of $1,793,000 and $983,000, respectively. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2015. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased three days to 35 days from September 30, 2014 to September 30, 2015. Changes in working capital items providing cash between fiscal year 2015 and fiscal year 2014 included an increase in accounts payable and accrued expenses of $164,000 and a decrease in other current assets of $121,000.

Net cash generated from operations for the fiscal year ended September 30, 2014 totaled $11,529,000. Cash provided by operations included net income of $5,433,000 for the fiscal year ended September 30, 2014, which included non-cash expenses for depreciation and amortization of $700,000 and stock-based compensation of $795,000, along with a non-cash benefit from deferred taxes of $3,020,000. Changes between fiscal year 2014 and fiscal year 2013 in working capital items providing cash included decreases in accounts receivable and inventory of $2,810,000 and $236,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. The decrease in accounts receivable was primarily the result of significant payments received in the first quarter from one customer with a large balance at September 30, 2013, and lower sales in the fourth quarter of fiscal 2014 compared to fiscal 2013, resulting in a substantially lower balance at September 30, 2014. The decrease in inventory reflects the fulfillment of orders that were in the Company’s backlog as of September 30, 2013 and also represents an adjustment for seasonal demand along with changes in stocking levels for new product development. Changes in working capital items using cash between fiscal year 2014 and fiscal year 2013 included a decrease in accounts payable and accrued expenses of $1,234,000 and an increase in other current assets of $243,000. Changes in accounts payable and accrued expenses primarily reflect a decrease related to fiscal year 2013 accrued bonus compensation accruals of $2,691,000 which were paid during the first quarter of fiscal year 2014.

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

Investing Activities

For the fiscal year ended September 30, 2015, we used $4,543,000 in cash for the purchase of capital equipment and patents. Included in this amount were purchases of $3,027,000 in leasehold improvements and office equipment for the build out of our new Minnesota facility which was completed in the fiscal 2015 second quarter and purchases of manufacturing and warehouse equipment of $1,079,000. During fiscal year 2015, we purchased $10,374,000 of FDIC-backed certificates of deposit and sold $9,093,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $5,744,000 in fiscal year 2015 as compared to $3,586,000 in fiscal year 2014. In the future, the Company intends to invest in the necessary computer hardware and software required to optimize its business, along with appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.

For the fiscal year ended September 30, 2014, we used $1,455,000 in cash for the purchase of capital equipment and prosecution of patents. Included in this amount were purchases for manufacturing equipment in the amount of $851,000. During the same period, we purchased $8,899,000 of FDIC-backed certificates of deposit and sold $6,727,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $3,586,000 in fiscal year 2014 as compared to $114,000 in fiscal year 2013.

For the fiscal year ended September 30, 2013, we used $1,037,000 in cash for the purchase of capital equipment and patents. Included in this amount were purchases for manufacturing equipment in the amount of $947,000. During the same period we purchased $8,683,000 of FDIC-backed certificates of deposit and sold $9,600,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $114,000 in fiscal year 2013 as compared to $9,714,000 in fiscal year 2012.

Financing Activities

For the fiscal year ended September 30, 2015, the Company used $849,000 for the repurchase of common stock. Also, the Company received $211,000 and $43,000 during the fiscal year ended September 30, 2015 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, respectively. The Company used $639,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used by financing activities during fiscal year 2015 was $1,224,000.

For the fiscal year ended September 30, 2014, the Company received $186,000 and $646,000 from employees’ purchase of stock through our ESPP and the exercise of stock options, respectively. The Company used $400,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2014 was $441,000.

For the fiscal year ended September 30, 2013, the Company received $64,000 and $136,000 from employees’ purchase of stock through our ESPP and the exercise of stock options, respectively. The Company used $298,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2013 was $95,000.

Contractual Obligations as of September 30, 2015

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,798,079	$433,189	$737,709	$775,064	$1,852,117
Total	$3,798,079	$433,189	$737,709	$775,064	$1,852,117

Operating Leases

We have entered into various non-cancelable operating lease agreements, including the lease in Brooklyn Park, Minnesota that was entered into on September 9, 2014 with a lease term that commenced on January 1, 2015. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2015 and 2014 was as follows:

	Quarter Ended
Statement of Earnings Data	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Net sales	$13,986,620	$12,370,784	$18,195,911	$15,770,602
Gross profit	5,742,514	4,753,437	7,796,740	6,575,262
Income from operations	1,616,517	464,133	2,950,976	2,019,729
Net income	1,069,373	288,661	1,952,900	1,371,074
Net income per share Basic	$0.08	$0.02	$0.15	$0.10
Net income per share Diluted	$0.08	$0.02	$0.14	$0.10

	Quarter Ended
Statement of Earnings Data	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Net sales	$16,147,622	$13,213,855	$14,362,934	$14,320,881
Gross profit	6,937,645	5,720,563	6,043,453	5,897,105
Income from operations	3,072,626	1,915,552	1,858,296	1,671,652
Net income	1,982,326	1,226,305	1,174,840	1,049,380
Net income per share Basic	$0.16	$0.09	$0.09	$0.08
Net income per share Diluted	$0.15	$0.09	$0.08	$0.08

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments. These market risks have not changed significantly since September 30, 2014. Increases or decreases in interest rates will have an effect on these balances. At September 30, 2015, and 2014, the Company had cash and cash equivalents and short-term investments totaling $25,996,000 and $24,823,000, respectively. Most of these balances were invested in interest-bearing money market accounts or CD’s maturing within 12 months. Due to the nature of these money market accounts and CD’s, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and short-term investments as a result of changes in interest rates.

The Company uses the U.S. dollar as its functional currency. As such, fluctuations in foreign currency exchange rates have historically not been material to the Company. Accordingly, the Company believes it does not have any material exposure to fluctuations in foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Clearfield, Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Financial Data (Unaudited).”

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Clearfield, Inc.

Minneapolis, MN

We have audited the accompanying balance sheets of Clearfield, Inc. as of September 30, 2015 and 2014, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. We also have audited Clearfield, Inc.'s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Clearfield, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota

November 25, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Clearfield, Inc.

We have audited the accompanying statements of earnings, shareholders’ equity, and cash flows of Clearfield, Inc. (a Minnesota corporation) (the “Company”) for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Clearfield, Inc. for the year ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

November 21, 2013

CLEARFIELD, INC.

BALANCE SHEETS

	September 30, 2015	September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$18,071,210	$18,191,493
Short-term investments	7,925,000	6,632,000
Accounts receivable, net	6,010,900	5,027,856
Inventories	7,182,854	5,390,342
Deferred taxes	1,146,899	2,249,435
Other current assets	416,766	543,257
Total current assets	40,753,629	38,034,383

Property, plant and equipment, net	5,689,673	2,462,250

Other Assets
Long-term investments	8,290,000	8,302,000
Goodwill	2,570,511	2,570,511
Deferred taxes	-	156,622
Other	323,804	322,132
Total other assets	11,184,315	11,351,265
Total Assets	$57,627,617	$51,847,898

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,357,791	$2,104,526
Accrued compensation	2,598,661	2,749,080
Accrued expenses	80,803	247,658
Total current liabilities	5,037,255	5,101,264

Other Liabilities
Deferred taxes	1,082,887	-
Deferred rent	228,345	-
Total other liabilities	1,311,232	-
Total Liabilities	6,348,487	5,101,264

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 13,705,658 and 13,742,964 shares issued and outstanding at September 30, 2015 and 2014, respectively	137,057	137,430
Additional paid-in capital	55,887,850	56,036,989
Accumulated deficit	(4,745,777)	(9,427,785)
Total shareholders’ equity	51,279,130	46,746,634
Total Liabilities and Shareholders’ Equity	$57,627,617	$51,847,898

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF EARNINGS

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013

Net sales	$60,323,917	$58,045,292	$53,353,080

Cost of sales	35,455,964	33,446,526	31,363,502

Gross profit	24,867,953	24,598,766	21,989,578

Operating expenses
Selling, general and administrative	17,816,598	16,080,640	14,544,843
Income from operations	7,051,355	8,518,126	7,444,735

Interest income	105,891	95,703	92,281

Income before income taxes	7,157,246	8,613,829	7,537,016

Income tax expense	2,475,238	3,180,978	2,803,172
Net income	$4,682,008	$5,432,851	$4,733,844

Net income per share Basic	$0.35	$0.42	$0.38
Net income per share Diluted	$0.34	$0.40	$0.36

Shares used in calculation of net income per share:
Basic	13,216,010	12,916,273	12,527,153
Diluted	13,587,532	13,601,594	13,078,939

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Balance at September 30, 2012	12,830,100	$128,301	$54,152,080	$(19,594,480)	$34,685,901
Stock-based compensation expense	-	-	753,727	-	753,727
Restricted stock issuance, net	4,090	41	25	-	66
Employee stock purchase plan	35,597	356	135,625	-	135,981
Exercise of stock options, net of shares exchanged for payment	139,455	1,394	62,606	-	64,000
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(34,979)	(349)	(297,639)	-	(297,988)
Excess tax benefit of stock options exercised	-	-	2,505	-	2,505
Net income	-	-	-	4,733,844	4,733,844
Balance at September 30, 2013	12,974,263	129,743	54,808,929	(14,860,636)	40,078,036
Stock-based compensation expense	-	-	794,865	-	794,865
Restricted stock issuance, net	305,615	3,056	(3,056)	-	-
Employee stock purchase plan	17,589	176	185,408	-	185,584
Exercise of stock options, net of shares exchanged for payment	471,603	4,716	641,737	-	646,453
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(26,106)	(261)	(399,368)	-	(399,629)
Excess tax benefit of stock options exercised	-	-	8,474	-	8,474
Net income	-	-	-	5,432,851	5,432,851
Balance at September 30, 2014	13,742,964	137,430	56,036,989	(9,427,785)	46,746,634
Stock-based compensation expense	-	-	1,074,727	-	1,074,727
Repurchase of common stock	(72,089)	(721)	(848,436)	-	(849,157)
Restricted stock forfeiture, net	(7,900)	(79)	79	-	-
Employee stock purchase plan	20,216	202	211,257	-	211,459
Exercise of stock options, net of shares exchanged for payment	60,011	600	42,506	-	43,106
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(37,544)	(375)	(638,932)	-	(639,307)
Excess tax benefit of stock options exercised	-	-	9,660	-	9,660
Net income	-	-	-	4,682,008	4,682,008
Balance at September 30, 2015	13,705,658	$137,057	$55,887,850	$(4,745,777)	$51,279,130

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Cash flows from operating activities:
Net income	$4,682,008	$5,432,851	$4,733,844
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,216,083	699,869	476,400
Deferred income taxes	2,342,045	3,019,626	2,564,045
Loss on disposal of assets	23,196	12,809	15,388
Stock-based compensation expense	1,074,727	794,865	753,727
Changes in operating assets and liabilities:
Accounts receivable, net	(983,044)	2,809,687	(4,814,907)
Inventories	(1,792,512)	236,422	(2,655,150)
Other current assets	121,381	(243,339)	(15,157)
Accounts payable and accrued expenses	164,336	(1,234,039)	3,280,866
Net cash provided by operating activities	6,848,220	11,528,751	4,339,056

Cash flows from investing activities:
Purchases of property and equipment	(4,518,782)	(1,418,461)	(1,018,453)
Purchase of investments	(10,374,000)	(8,899,000)	(8,683,000)
Proceeds from sale of property and equipment	79,936	40,908	6,500
Patent additions	(24,418)	(36,544)	(18,853)
Sale of investments	9,093,000	6,727,000	9,600,000
Net cash used in investing activities	(5,744,264)	(3,586,097)	(113,806)

Cash flows from financing activities:
Repurchase of common stock	(849,157)	-	-
Proceeds from issuance of common stock under employee stock purchase plan	211,459	185,584	135,981
Proceeds from issuance of common stock	43,106	646,453	64,066
Excess tax benefit from exercise of stock options	9,660	8,474	2,505
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(639,307)	(399,629)	(297,988)
Net cash (used in) provided by financing activities	(1,224,239)	440,882	(95,436)
(Decrease) increase in cash and cash equivalents	(120,283)	8,383,536	4,129,814
Cash and cash equivalents at beginning of year	18,191,493	9,807,957	5,678,143
Cash and cash equivalents at end of year	$18,071,210	$18,191,493	$9,807,957

Supplemental cash flow information
Cash paid during the year for income taxes	$50,850	$361,284	$153,644

Non-cash financing activities
Cashless exercise of stock options	$207,738	$297,883	$242,848

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Clearfield, Inc., (the “Company”) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States. These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (“FTTP”), large enterprise, and original equipment manufacturer (“OEM”) markets.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 2015 and 2014 consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments: The Company currently invests its excess cash in bank certificates of deposit (“CD’s”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC)” with a term of not more than three years. CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of our CD’s are as follows:

	September 30, 2015	September 30, 2014
Less than one year	$7,925,000	$6,632,000
1-3 years	8,290,000	8,302,000
Total	$16,215,000	$14,934,000

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance for doubtful accounts activity for the years ended September 30, 2015, 2014 and 2013 is as follows:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2015	$97,950	$-	$(18,477)	$79,473
September 30, 2014	97,950	-	-	97,950
September 30, 2013	97,950	-	-	97,950

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates first in, first out) or market. Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2015	September 30, 2014

Raw materials	$4,811,993	$3,729,160
Work-in-process	310,149	292,557
Finished goods	2,060,712	1,368,625
	$7,182,854	$5,390,342

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

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10 or life of lease
Vehicles		3

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, plant and equipment consist of the following:

	September 30, 2015	September 30, 2014

Manufacturing Equipment	$4,102,868	$3,057,665
Office Equipment	2,655,088	1,985,409
Leasehold Improvements	2,414,133	320,218
Vehicles	193,702	192,321
	9,365,791	5,555,613
Less accumulated depreciation	3,676,118	3,093,363
	$5,689,673	$2,462,250

Depreciation expense for the years ended September 30, 2015, 2014 and 2013 were $1,214,512, $699,306 and $475,524, respectively.

Goodwill and Patents: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2015, 2014 and 2013 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2015, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2015, 2014 or 2013, respectively.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2015, the Company has five patents granted and five pending applications inside the United States.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets has occurred during the years ended September 30, 2015, 2014 and 2013.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2015, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively. Weighted average common shares outstanding for the years ended September 30, 2015, 2014 and 2013 were as follows:

Year ended September 30,	2015	2014	2013
Net income	$4,682,008	$5,432,851	$4,733,844
Weighted average common shares	13,216,010	12,916,273	12,527,153
Dilutive potential common shares	371,522	685,321	551,786
Weighted average dilutive common shares outstanding	13,587,532	13,601,594	13,078,939
Earnings per share:
Basic	$0.35	$0.42	$0.38
Diluted	$0.34	$0.40	$0.36

There were no potentially dilutive shares excluded from the calculation above for the years ended September 30, 2015, 2014 and 2013.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Significant estimates include the deferred tax asset valuation allowance, the valuation of our inventory, rebates related to revenue recognition, performance compensation accruals and the valuation of long-lived assets and goodwill. Actual results may differ materially from these estimates.

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

NOTE B – COMMITMENTS AND FACILITIES

Operating Leases: The Company leases office and manufacturing facilities in Brooklyn Park, Minnesota for its ongoing operations. The lease term commenced on January 1, 2015. The Company also leases various pieces of office equipment. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. For the years ended September 30, 2015, 2014 and 2013, total rent expense was $630,000, $505,000 and $450,000 respectively.

As of September 30, 2015, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2016	$433,189
2017	364,300
2018	373,409
2019	382,746
2020	392,318
Thereafter	1,852,117
Total minimum lease payments	$3,798,079

Share Repurchase: On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will purchase up to $8 million of its outstanding shares of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. As of September 30, 2015, the Company may repurchase up to $7,151,000 of its outstanding shares of common stock.

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

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The Company did not grant stock options during the years ended September 30, 2015, 2014 and 2013.

NOTE C – SHAREHOLDERS’ EQUITY - Continued

The Company has two equity compensation plans which are used as an incentive for directors, officers, and other employees. The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan. Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares. The employee plan has 354,114 shares available for issue as of September 30, 2015. As of September 30, 2015, $4,232,496 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 9.1 years. The number of options vested during the year ended September 30, 2015 was 59,090 with a total grant date fair value of $373,271 and a weighted average grant date fair value of $6.32. The Company recorded related compensation expense for the years ended September 30, 2015, 2014, and 2013 of $1,074,727, $794,865, and $753,727, respectively. For the year ended September 30, 2015, there were 56,767 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2015 and 2014 was $876,841 and $7,522,553, respectively. The intrinsic value of options exercisable as of September 30, 2015 is $2,420,521.

Option transactions under these plans during the years ended September 30, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2013	863,519	$3.24
Granted	-	-	-
Cancelled or Forfeited	(2,450)	4.43
Exercised	(488,018)	1.94
Outstanding at September 30, 2014	373,051	4.93
Granted	-	-	-
Cancelled or Forfeited	(2,500)	6.36
Exercised	(73,167)	3.43
Outstanding at September 30, 2015	297,384	$5.29

The following table summarizes information concerning options exercisable under the equity compensation plans:

Year ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
September 30, 2015	297,384	1.57	$5.29
September 30, 2014	313,851	2.63	$4.67

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2015	297,384	1.57	$5.29	$2,420,521
September 30, 2014	373,051	2.52	$4.93	$2,908,849

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards. The Company awards to key employees restricted stock grants that vest over one to ten years.

NOTE C – SHAREHOLDERS’ EQUITY – Continued

Restricted stock transactions during the years ended September 30, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2013	292,290	$5.11
Granted	307,615	13.39
Vested	(79,390)	5.15
Forfeited	(2,000)	5.10
Unvested shares at September 30, 2014	518,515	10.02
Granted	7,300	13.69
Vested	(101,485)	17.07
Forfeited	(15,200)	10.80
Unvested shares at September 30, 2015	409,130	$9.97

The Company repurchased a total of 33,896 shares of our common stock at an average price of $16.89 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2015. The Company repurchased a total of 16,560 shares of our common stock at an average price of $13.61 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2014.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phases that ended on December 31, 2014 and June 30, 2015, employees purchased 10,097 and 10,119 shares, respectively, at a price of $10.46 per share. For the phases that ended on December 31, 2013 and June 30, 2014, employees purchased 10,920 and 6,669 shares, respectively, at prices of $8.28 and $14.27 per share, respectively. As of September 30, 2015, the Company has withheld approximately $62,358 from employees participating in the phase that began on July 1, 2015. After the employee purchase on June 30, 2015, 165,440 shares of common stock were available for future purchase under the Stock Plan.

NOTE D – INCOME TAXES

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.

As of September 30, 2014, the Company’s remaining valuation allowance of approximately $848,000 related to state net operating loss carry forwards. During the fourth quarter of 2015, the Company reversed a portion of its remaining valuation allowance primarily related to the expiration of state net operating losses in 2015. The remaining valuation allowance balance as of September 30, 2015 of $659,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. Approximately $35,000 of the valuation allowance is short-term and $624,000 is long-term, against its remaining deferred tax assets. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

NOTE D – INCOME TAXES – Continued

The valuation allowance activity for the years ended September 30, 2015, 2014 and 2013 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Benefit	Reversal for State NOL Expiration	Balance at End of Year
September 30, 2015	$847,826	$(53,836)	$(135,182)	$658,808
September 30, 2014	975,258	-	(127,432)	847,826
September 30, 2013	975,258	-	-	975,258

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2015	September 30, 2014
Current deferred income tax assets (liabilities):
Inventories	$309,791	$292,675
Accrued expenses and reserves	261,452	297,336
Prepaid expenses	(42,304)	(42,722)
Net operating loss carry forwards and credits	652,533	1,752,291
	1,181,472	2,299,580
Valuation allowance	(34,573)	(50,145)
Net current deferred tax asset	$1,146,899	$2,249,435

Long-term deferred income tax assets (liabilities):
Intangibles	$(39,819)	$(30,028)
Property and equipment depreciation	(726,035)	18,091
Net operating loss carry forwards and credits	938,168	1,531,315
Stock-based compensation	49,926	57,573
Accrued expenses and reserves	25,887	3,369
Goodwill	(706,779)	(626,018)
	(458,652)	954,302
Valuation allowance	(624,235)	(797,680)
Net long-term deferred tax (liability) asset	$(1,082,887)	$156,622

As of September 30, 2015 and 2014, the current income tax receivable was approximately $48,000 and $127,000, respectively.

As of September 30, 2015, the Company had U.S. federal net operating loss (“NOL”) carry forwards of approximately $5.4 million. The U.S. federal net operating loss carry forwards will expire in 2023 through 2028 if not utilized. As of September 30, 2015, the Company had state net operating loss carry forwards of approximately $13.8 million. The state net operating loss carry forwards will expire in 2016 through 2022 if not utilized.

NOTE D – INCOME TAXES – Continued

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the Company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended September 30, 2015. Our federal NOL carry forwards referenced above at September 30, 2015 include approximately $5.3 million of income tax deductions in excess of previously recorded tax benefits for equity based awards. Although the additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.

Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2015, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of approximately $1,869,000 as of September 30, 2015 related to these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following years ended:

	September 30, 2015	September 30, 2014	September 30, 2013
Federal statutory rate	34%	34%	34%
State income taxes	1%	1%	1%
Permanent differences	1%	2%	2%
Change in valuation allowance	(3%)	(1%)	-
Expiration of state NOL’s	2%	1%	-
Tax rate	35%	37%	37%

Components of the income tax expense are as follows for the years ended:

	September 30, 2015	September 30, 2014	September 30, 2013
Current:
Federal	$67,373	$115,049	$180,706
State	65,820	46,303	58,421
	133,193	161,352	239,127
Deferred:
Federal	2,377,590	2,903,110	2,455,015
State	(35,545)	116,516	109,030
	2,342,045	3,019,626	2,564,045
Income tax expense	$2,475,238	$3,180,978	$2,803,172

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2015, 2014, or 2013.

NOTE D – INCOME TAXES – Continued

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 2000. We are generally subject to U.S. federal and state tax examinations for all tax years since 1999 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. The Company changed its fiscal year end in 2007 from March 31 to September 30.

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

Customers: The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2015, 2014, and 2013:

	Year Ended September 30,
	2015	2014	2013
Customer A	25%	19%	19%
Customer B	*	21%	23%

* Less than 10%

As of September 30, 2015, Customers C and A accounted for 17% and 14% of accounts receivable, respectively. As of September 30, 2014, Customer C accounted for 10% of accounts receivable.

NOTE F – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. For the years ended September 30, 2014 and 2013 and through December 31, 2014, the Company matched 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that was contributed by the participant. Effective January 1, 2015, the Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $460,868, $379,630 and $290,652 for the years ended September 30, 2015, 2014 and 2013, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2015, our internal control over financial reporting was effective. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2016 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 to be included in the 2016 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2016 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2016 Proxy Statement, is incorporated herein by reference into this section.

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

(b)	Exhibits.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1	Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Bylaws, as amended and restated effective February 17, 1999 of Clearfield, Inc. (f/k/a APA Optics, Inc.)	Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.2	Insurance agreement by and between the Registrant and Anil K. Jain	Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990
*10.3	Form of Agreement regarding Indemnification of Directors and Officers with, among others Messrs. Roth and Zuckerman	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
10.4	Lease Agreement dated May 31, 2006 between Bass Lake Realty, LLC and Clearfield, Inc.	Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*10.5	2007 Stock Compensation Plan, as amended	Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on February 24, 2011.
*10.6	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.7	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.8	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.

Number	Description	Incorporated by Reference to
10.9	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.10	First Amendment to Lease and First Amendment to First Amended and Restated License Agreement dated March 28, 2013 by and between Clearfield, Inc. and Bass Lake Realty LLC	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 28, 2013.
10.11	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014.
23.1	Consent of Grant Thornton LLP	**
23.2	Consent of Baker Tilly Virchow Krause, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

* Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 25, 2015	/s/ Cheryl P. Beranek
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

Signatures	Title	Date

/s/ Cheryl P. Beranek Cheryl P. Beranek	President, Chief Executive Officer and Director (principal executive officer )	November 25, 2015
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 25, 2015
/s/ Ronald G. Roth Ronald G. Roth	Director	November 25, 2015
/s/ John G. Reddan John G. Reddan	Director	November 25, 2015
/s/ Stephen L. Zuckerman M.D. Stephen L. Zuckerman	Director	November 25, 2015
/s/ Donald R. Hayward Donald R. Hayward	Director	November 25, 2015
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 25, 2015
/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 25, 2015

