Form 10-Q
period 2015-12-31
Clearfield, Inc.
filed 2016-02-03
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES        ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 27, 2016
Common stock, par value $.01	13,704,995

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2015	(Audited) September 30, 2015
Assets
Current Assets
Cash and cash equivalents	$20,699,033	$18,071,210
Short-term investments	8,746,000	7,925,000
Accounts receivables, net	5,019,660	6,010,900
Inventories	6,943,519	7,182,854
Deferred taxes	-	1,146,899
Other current assets	556,127	416,766
Total current assets	41,964,339	40,753,629

Property, plant and equipment, net	5,551,700	5,689,673

Other Assets
Long-term investments	6,767,000	8,290,000
Goodwill	2,570,511	2,570,511
Other	345,481	323,804
Total other assets	9,682,992	11,184,315
Total Assets	$57,199,031	$57,627,617

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,183,253	2,357,791
Accrued compensation	1,394,342	2,598,661
Accrued expenses	103,387	80,803
Total current liabilities	3,680,982	5,037,255

Other Liabilities
Deferred taxes	152,988	1,082,887
Deferred rent	233,474	228,345
Total other liabilities	386,462	1,311,232
Total Liabilities	4,067,444	6,348,487

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,706,205 and 13,705,658, shares issued and outstanding at December 31, 2015 and September 30, 2015	137,062	137,057
Additional paid-in capital	56,356,982	55,887,850
Accumulated deficit	(3,362,457)	(4,745,777)
Total Shareholders’ Equity	53,131,587	51,279,130
Total Liabilities and Shareholders’ Equity	$57,199,031	$57,627,617

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended December 31,
	2015	2014

Net sales	$15,689,715	$13,986,620

Cost of sales	9,012,919	8,244,106

Gross profit	6,676,796	5,742,514

Operating expenses
Selling, general and administrative	4,697,015	4,125,997
Income from operations	1,979,781	1,616,517

Interest income	33,539	25,856

Income before income taxes	2,013,320	1,642,373

Income tax expense	630,000	573,000
Net income	$1,383,320	$1,069,373

Net income per share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Weighted average shares outstanding:
Basic	13,288,679	13,222,180
Diluted	13,575,162	13,581,434

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$1,383,320	$1,069,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348,749	229,900
Deferred taxes	217,000	529,000
Loss on disposal of assets	1,390	-
Stock based compensation	226,767	283,627
Tax benefit from stock-based awards	(348,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	991,240	372,879
Inventories	239,335	31,187
Other assets	(146,494)	(222,800)
Accounts payable and accrued expenses	(1,003,144)	(1,219,481)
Net cash provided by operating activities	1,910,163	1,073,685

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(226,710)	(1,764,875)
Purchases of investments	(1,184,000)	(1,638,000)
Proceeds from maturities of investments	1,886,000	1,375,000
Net cash provided by (used in) investing activities	475,290	(2,027,875)

Cash flows from financing activities
Tax benefit from stock-based awards	348,000	-
Repurchase of common stock	(257,242)	(170,170)
Proceeds from issuance of common stock under employee stock purchase plan	118,013	105,615
Proceeds from issuance of common stock upon exercise of stock options	34,990	1,276
Tax withholding related to vesting of restricted stock grants	(1,391)	-
Net cash provided by (used in) financing activities	242,370	(63,279)

Increase (decrease) in cash and cash equivalents	2,627,823	(1,017,469)

Cash and cash equivalents, beginning of period	18,071,210	18,191,493

Cash and cash equivalents, end of period	$20,699,033	$17,174,024

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$15,884	$-

Non-cash financing activities
Cashless exercise of stock options	$15,890	$3,220

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

	Three Months Ended December 31,
	2015	2014
Net income	$1,383,320	$1,069,373
Weighted average common shares	13,288,679	13,222,180
Dilutive potential common shares	286,483	359,254
Weighted average dilutive common shares outstanding	13,575,162	13,581,434
Net income per common share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015	September 30, 2015
Less than one year	$8,746,000	$7,925,000
1-3 years	6,767,000	8,290,000
Total	$15,513,000	$16,215,000

Note 4. Stock Based Compensation

The Company recorded $226,767 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2015 of which $204,881 is included in selling, general and administrative expense, and $21,886 is included in cost of sales. The Company recorded $283,627 of compensation expense related to current and past equity awards for the three months ended December 31, 2014. For the three months ended December 31, 2014, all of this expense is included in selling, general and administrative expense. As of December 31, 2015, $4,131,512 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 8.8 years.

There were no stock options granted during the three-month periods ended December 31, 2015 and December 31, 2014. The following is a summary of stock option activity during the three months ended December 31, 2015:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2015	297,384	$5.29
Granted	-	-
Exercised	(8,000)	6.36
Cancelled or Forfeited	-	-
Outstanding at December 31, 2015	289,384	$5.26

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2015, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.3 years and their aggregate intrinsic value was $2,358,173. During the three months ended December 31, 2015, the Company received proceeds of $34,990 from the exercise of stock options. During the three months ended December 31, 2014, exercised stock options totaled 1,450 shares, resulting in $1,276 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the three-month period ended December 31, 2015, the Company granted employees restricted stock awards totaling 8,500 shares of common stock, with a vesting term of five years and a fair value of $13.64 per share. During the three-month period ended December 31, 2014, the Company granted employees restricted stock awards totaling 3,000 shares of common stock, with a vesting term of ten years and a fair value of $13.33 per share. Restricted stock transactions during the three-month period ended December 31, 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2015	409,130	$9.97
Granted	8,500	13.64
Vested	(300)	14.20
Forfeited	(4,150)	11.25
Unvested at December 31, 2015	413,180	$10.60

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2015 and December 31, 2014, employees purchased 10,352 and 10,097 shares at a price of $11.40 and $10.46 per share, respectively. After the employee purchase on December 31, 2015, 155,088 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2015 and September 30, 2015, the balance in the allowance for doubtful accounts was $79,473.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2015	September 30, 2015
Raw materials	$4,741,099	$4,811,993
Work-in-progress	368,302	310,149
Finished goods	1,834,118	2,060,712
Inventories	$6,943,519	$7,182,854

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,
	2015	2014
Customer A	26%	23%
Customer B	13%	*

* Less than 10%

As of December 31, 2015, Customers B and A accounted for 13% and 10% of accounts receivable, respectively. As of September 30, 2015, Customers B and A accounted for 17% and 14% of accounts receivable, respectively.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2015 did not indicate an impairment of goodwill. During the quarter ended December 31, 2015, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2015, the Company has five patents granted and five pending applications inside the United States.

Note 9. Income Taxes

For the three months ended December 31, 2015, the Company recorded a provision for income taxes of $630,000, reflecting an effective tax rate of 31.3%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the quarter, including the benefit related to research and development credits which was permanently extended in December 2015 by the federal government.

As of both December 31, 2015 and September 30, 2015, the Company had a remaining valuation allowance of approximately $659,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended December 31, 2015.

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

As of December 31, 2015, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

During the quarter ended December 31, 2015, the Company early adopted Accounting Standards Update (“ASU”) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

Note 10. Accounting Pronouncements

Recent Accounting Pronouncements

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2015, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2015 and 2014 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2015.

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

The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (“ILEC”) (telephone, or “telcos”), multiple service operators (cable), wireless service providers, competitive local exchange carriers (“CLEC”), municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). Clearfield has expanded its product offerings and broadened its customer base during its years of operation.

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s plants in Brooklyn Park, Minnesota, and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. On September 9, 2014, the Company entered into a lease for a new facility in Brooklyn Park, Minnesota which replaced its plant in Plymouth.  The lease term commenced in January 2015 and this facility now serves as the Company’s headquarters. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

Three months ended December 31, 2015 vS. three months ended December 31, 2014

Net sales for the first quarter of fiscal 2016 ended December 31, 2015 were $15,690,000, an increase of approximately 12% or $1,703,000, from net sales of $13,987,000 for the first quarter of fiscal 2015. Net sales to broadband service providers and commercial data networks customers were $14,644,000 in the first quarter of fiscal 2016 versus $12,792,000 in the same period of fiscal 2015. Among this group, the Company recorded $746,000 in international sales for the first quarter of fiscal 2016 versus $1,347,000 in the same period of fiscal 2015. Net sales to build-to-print and OEM customers were $1,046,000 in the first quarter of fiscal 2016 versus $1,195,000 in the same period of fiscal 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 10% of total net sales for the first quarters of fiscal 2016 and 2015, respectively.

The increase in net sales for the quarter ended December 31, 2015 of $1,703,000 compared to the quarter ended December 31, 2014 is primarily attributable to an increase of $1,524,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the CLEC group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s ILEC customers, as well as expanded sales channels. Ongoing builds of a CLEC customer also increased net sales by $780,000 in the quarter ended December 31, 2015. Net sales were negatively affected by a decrease in international sales of $601,000 during the same period due to a decrease in demand due to unfavorable foreign currency exchange rates. The Company expects its international sales could be uneven until a more favorable environment exists. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2016 was $9,013,000, an increase of $769,000, or 9%, from $8,244,000 in the comparable period of fiscal 2015. Gross margin was 42.6% in the fiscal 2016 first quarter, up from 41.1% for the fiscal 2015 first quarter. Gross profit increased $934,000, or 16%, to $6,677,000 for the quarter ended December 31, 2015 from $5,743,000 in the comparable period in fiscal 2015. The increase in cost of sales in the first quarter of fiscal 2016 is primarily a result of increased net sales. The increase is gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased $571,000, or 14%, to $4,697,000 in the fiscal 2016 first quarter from $4,126,000 for the fiscal 2015 first quarter. The increase in the first quarter of fiscal 2016 consists primarily of higher compensation expenses in the amount of $358,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals and increased depreciation expense of $81,000.

Income from operations for the quarter ended December 31, 2015 was $1,980,000 compared to income from operations of $1,617,000 for the comparable quarter of fiscal 2015, an increase of approximately 22%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the quarter ended December 31, 2015 was $34,000 compared to $26,000 for the comparable quarter for fiscal 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $630,000 and $573,000 for the quarter ended December 31, 2015 and 2014, respectively. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the first quarters of both fiscal 2016 and 2015. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $57,000 from the first quarter for fiscal 2015 is primarily due to higher profitability in the first quarter of fiscal 2016. The decrease in the income tax expense rate to 31.3% for the first quarter of fiscal 2016 from 34.9% for the first quarter of fiscal 2015 is primarily the result of the Company having additional positive discrete items, including the benefit related to research and development credits for fiscal 2015 as a result of the permanent extension in December 2015 by the federal government. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the quarter ended December 31, 2015 was $1,383,000, or $0.10 per basic and diluted share. The Company’s net income for the quarter ended December 31, 2014 was $1,069,000, or $0.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $36,212,000 at December 31, 2015 compared to $34,286,000 at September 30, 2015. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $6,767,000 as of December 31, 2015, compared to $8,290,000 as of September 30, 2015. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at December 31, 2015 or September 30, 2015.

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

Operating Activities

Net cash provided by operating activities totaled $1,910,000 for the three months ended December 31, 2015. This was primarily due to net income of $1,383,000, non-cash expenses for depreciation and amortization of $349,000, deferred taxes of $217,000, and stock based compensation of $227,000 offset by tax benefits from stock-based awards of $348,000, in addition to changes in operating assets and liabilities providing cash. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $991,000 and $239,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased six days to 29 days from September 30, 2015 to December 31, 2015. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items using cash include a decrease in accounts payable and accrued expenses in the amount of $1,003,000, primarily reflecting fiscal 2015 accrued bonus compensation accruals paid in the first quarter of fiscal 2016, and cash used for other assets of $146,000.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2015, we used cash to purchase $1,184,000 of FDIC-backed securities and received $1,886,000 on CDs that matured. Purchases of capital equipment and patents, mainly related to information technology and manufacturing equipment, consumed $227,000 of cash.

During the three months ended December 31, 2014, we used cash to purchase $1,638,000 of FDIC-backed securities and received $1,375,000 on CDs that matured. Purchases of capital equipment and patents, mainly leasehold improvements for the build out of our new facility, consumed $1,765,000 of cash.

Financing Activities

For the three months ended December 31, 2015, we received $118,000 from employees’ participation and purchase of stock through our ESPP. We also received $35,000 from the issuance of stock as a result of employees exercising options. Additionally, we recognized $348,000 in tax benefits from stock-based awards and used $257,000 to repurchase our common stock. As of December 31, 2015, we had authority to purchase approximately $6,894,000 in additional shares under the repurchase program announced on November 13, 2014.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2015.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2015, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2015	98	$14.20	-	$-
November 1-30, 2015	15,420	12.32	15,420	6,960,907
December 1-31, 2015	5,460	12.33	5,460	6,893,600
Total	20,978	$12.33	20,880	$6,893,600

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

In the three months ending December 31, 2015, the Company repurchased a total of 98 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

February 3, 2016	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 3, 2016	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

