Form 10-Q
period 2016-03-31
Clearfield, Inc.
filed 2016-05-04
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2016
Common stock, par value $.01	13,790,571

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2016	(Audited) September 30, 2015
Assets
Current Assets
Cash and cash equivalents	$20,550,592	$18,071,210
Short-term investments	8,394,075	7,925,000
Accounts receivables, net	7,854,107	6,010,900
Inventories	8,102,529	7,182,854
Deferred taxes	-	1,146,899
Other current assets	582,186	416,766
Total current assets	45,483,489	40,753,629

Property, plant and equipment, net	5,377,459	5,689,673

Other Assets
Long-term investments	7,783,000	8,290,000
Goodwill	2,570,511	2,570,511
Other	350,793	323,804
Total other assets	10,704,304	11,184,315
Total Assets	$61,565,252	$57,627,617

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	3,155,222	2,357,791
Accrued compensation	2,533,939	2,598,661
Accrued expenses	53,153	80,803
Total current liabilities	5,742,314	5,037,255

Other Liabilities
Deferred taxes	436,988	1,082,887
Deferred rent	237,874	228,345
Total other liabilities	674,862	1,311,232
Total Liabilities	6,417,176	6,348,487

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,730,571 and 13,705,658, shares issued and outstanding at March 31, 2016 and September 30, 2015	137,306	137,057
Additional paid-in capital	56,934,561	55,887,850
Accumulated deficit	(1,923,791)	(4,745,777)
Total Shareholders’ Equity	55,148,076	51,279,130
Total Liabilities and Shareholders’ Equity	$61,565,252	$57,627,617

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net sales	$16,947,187	$12,370,784	$32,636,902	$26,357,404

Cost of sales	9,666,738	7,617,347	18,679,657	15,861,453

Gross profit	7,280,449	4,753,437	13,957,245	10,495,951

Operating expenses
Selling, general and administrative	5,136,952	4,289,304	9,833,967	8,415,301
Income from operations	2,143,497	464,133	4,123,278	2,080,650

Interest income	39,169	24,528	72,708	50,384

Income before income taxes	2,182,666	488,661	4,195,986	2,131,034

Income tax expense	744,000	200,000	1,374,000	773,000

Net income	$1,438,666	$288,661	$2,821,986	$1,358,034

Net income per share:
Basic	$0.11	$0.02	$0.21	$0.10
Diluted	$0.11	$0.02	$0.21	$0.10

Weighted average shares outstanding:
Basic	13,309,181	13,191,234	13,298,874	13,206,877
Diluted	13,581,810	13,546,572	13,578,430	13,564,173

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,821,986	$1,358,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	706,176	545,782
Deferred taxes	501,000	712,000
Loss (gain) on disposal of assets	1,390	(13,290)
Stock-based compensation	473,193	564,466
Tax benefit from stock-based awards	(741,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,843,207)	272,089
Inventories	(919,675)	226,121
Prepaid expenses and other	(166,124)	(363,352)
Accounts payable and accrued expenses	1,455,588	(386,692)
Net cash provided by operating activities	2,289,327	2,915,158

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(421,637)	(3,328,579)
Purchases of investments	(3,820,075)	(4,168,000)
Proceeds from maturities of investments	3,858,000	4,166,000
Net cash used in investing activities	(383,712)	(3,330,579)

Cash flows from financing activities
Tax benefit from stock-based awards	741,000	-
Proceeds from issuance of common stock under employee stock purchase plan	118,013	105,615
Proceeds from issuance of common stock upon exercise of stock options	84,738	28,967
Tax withholding related to exercise of stock options	(36,223)	-
Repurchase of common stock	(333,761)	(849,157)
Net cash provided by (used in) financing activities	573,767	(714,575)

Increase (decrease) in cash and cash equivalents	2,479,382	(1,129,996)

Cash and cash equivalents, beginning of period	18,071,210	18,191,493

Cash and cash equivalents, end of period	$20,550,592	$17,061,497

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$83,884	$4,750

Non-cash financing activities
Cashless exercise of stock options	$234,460	$80,802

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$1,438,666	$288,661	$2,821,986	$1,358,034
Weighted average common shares	13,309,181	13,191,234	13,298,874	13,206,877
Dilutive potential common shares	272,629	355,338	279,556	357,296
Weighted average dilutive common shares outstanding	13,581,810	13,546,572	13,578,430	13,564,173
Net income per common share:
Basic	$0.11	$0.02	$0.21	$0.10
Diluted	$0.11	$0.02	$0.21	$0.10

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short term investments on the balance sheet, and investments maturing in one year or greater are classified as long term investments on the balance sheet. The maturity dates of the Company’s CDs at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
Less than one year	$8,394,075	$7,925,000
1-3 years	7,783,000	8,290,000
Total	$16,177,075	$16,215,000

Note 4. Stock-Based Compensation

The Company recorded $246,426 and $473,193 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2016, respectively. For the three months ended March 31, 2016, $224,156 of this expense is included in selling, general and administrative expense, and $22,270 is included in cost of sales. For the six months ended March 31, 2016, $429,037 of this expense is included in selling, general and administrative expense, and $44,156 is included in cost of sales. The Company recorded $280,839 and $564,466 of compensation expense related to current and past equity awards for the three and six months ended March 31, 2015, respectively. For the three and six months ended March 31, 2015, all of this expense is included in selling, general and administrative expense. As of March 31, 2015, $3,959,018 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 8.6 years.

There were no stock options granted during the six month periods ended March 31, 2016 or March 31, 2015. The following is a summary of stock option activity during the six months ended March 31, 2016:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2015	297,384	$5.29
Granted	-	-
Exercised	(57,050)	5.60
Cancelled or Forfeited	-	-
Outstanding at March 31, 2016	240,334	$5.22

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2016, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.2 years and their aggregate intrinsic value was $2,608,019. During the six months ended March 31, 2016, the Company received proceeds of $84,738 from the exercise of stock options. During the six months ended March 31, 2015, exercised stock options totaled 40,000 shares, resulting in $28,967 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six month period ended March 31, 2016, the Company granted non-employee directors restricted stock awards totaling 2,712 shares of common stock, with a vesting term of approximately one year and a fair value of $14.73 per share. The Company also granted outgoing non-employee directors fully-vested stock awards totaling 1,356 shares of common stock, with a fair value of $14.73 per share. Additionally, the Company granted employees restricted stock awards totaling 8,500 shares of common stock, with a vesting term of five years and a fair value of $13.64 per share during the six month period ended March 31, 2016.

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

Restricted stock transactions during the six month period ended March 31, 2016 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2015	409,130	$9.97
Granted	12,568	13.99
Vested	(5,956)	14.09
Forfeited	(8,400)	12.04
Unvested at March 31, 2016	407,342	$10.57

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

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2016 and September 30, 2015, the balance in the allowance for doubtful accounts was $104,473 and $79,473, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	March 31, 2016	September 30, 2015
Raw materials	$5,310,196	$4,811,993
Work-in-progress	811,203	310,149
Finished goods	1,981,130	2,060,712
Inventories	$8,102,529	$7,182,854

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and six months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Customer A	21%	31%	23%	27%
Customer B	18%	*	15%	*

* Less than 10%

As of March 31, 2016, Customer B accounted for 25% of accounts receivable. As of September 30, 2015, Customers B and A accounted for 17% and 14% of accounts receivable, respectively. Customers A and B are both distributors.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2015 did not indicate an impairment of goodwill. During the six months ended March 31, 2016, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2016, the Company has five patents granted and six pending applications inside the United States.

Note 9. Income Taxes

For the three and six months ended March 31, 2016, the Company recorded a provision for income taxes of $744,000 and $1,374,000, respectively, reflecting an effective tax rate of 34.1% and 32.7%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the three and six months ended March 31, 2016, including the benefit related to research and development credits which was permanently extended in December 2015 by the federal government.

As of both March 31, 2016 and September 30, 2015, the Company had a remaining valuation allowance of approximately $659,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended March 31, 2016.

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

As of March 31, 2016, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

During the quarter ended December 31, 2015, the Company early adopted Accounting Standards Update (“ASU”) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

Note 10. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the impact the adoption of this standard will have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this ASU will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is evaluating the impact the adoption of this ASU will have on our financial statements.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2016 and 2015 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2015.

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

The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (“ILEC”) (telephone, or “telcos”), multiple service operators (cable), wireless service providers, competitive local exchange carriers (“CLEC”), municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). In this and future filings, the Company will replace the historic references of customer type labels ILEC and CLEC with ‘Traditional Carrier’ and ‘Alternative Carrier,’ respectively. By Traditional Carrier, we refer to the incumbent service providers within the wireline, wireless, municipality and cable TV markets. The Alternative Carrier label will be used for the competitive providers that compete with the already established local exchange carriers through the process of overbuilding a network. Clearfield has expanded its product offerings and broadened its customer base during its years of operation.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 vS. three months ended March 31, 2015

Net sales for the second quarter of fiscal 2016 ended March 31, 2016 were $16,947,000, an increase of approximately 37%, or $4,576,000 from net sales of $12,371,000 for the second quarter of fiscal 2015. Net sales to broadband service providers and commercial data networks customers were $15,678,000 in the second quarter of fiscal 2016, versus $11,124,000 in the same period of fiscal 2015. Among this group, the Company recorded $713,000 in international sales for the second quarter of fiscal 2016, versus $1,362,000 in the same period of fiscal 2015. Net sales to build-to-print and OEM customers were $1,269,000 in the second quarter of fiscal 2016 versus $1,247,000 in the same period of fiscal 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 4% and 11% of total net sales for the second quarters of fiscal 2016 and 2015, respectively.

The increase in net sales for the quarter ended March 31, 2016 of $4,576,000 compared to the quarter ended March 31, 2015 is primarily attributable to an increase of $4,605,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, as well as expanded sales channels. Ongoing builds of an Alternative Carrier customer also increased net sales by $620,000 in the quarter ended March 31, 2016. Net sales were negatively affected by a decrease in international sales of $649,000 during the same period due to a decrease in demand due to unfavorable foreign currency exchange rates. The Company expects its international sales could be uneven until a more favorable foreign currency exchange rate environment exists. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the second quarter of fiscal 2016 was $9,667,000, an increase of $2,050,000, or 27%, from $7,617,000 in the comparable period of fiscal 2015. Gross margin was 43.0% in the fiscal 2016 second quarter, an increase from 38.4% for the fiscal 2015 second quarter. Gross profit increased $2,527,000, or 53%, to $7,280,000 for the three months ended March 31, 2016 from $4,753,000 in the comparable period in fiscal 2015. The increase in cost of sales in the second quarter of fiscal 2016 is primarily a result of increased net sales. The increase is gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased $848,000, or 20%, to $5,137,000 in the fiscal 2016 second quarter from $4,289,000 for the fiscal 2015 second quarter. The increase in the second quarter of fiscal 2016 consists primarily of higher compensation expenses in the amount of $917,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals.

Income from operations for the quarter ended March 31, 2016 was $2,143,000 compared to income from operations of $464,000 for the comparable quarter of fiscal 2015, an increase of approximately 362%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the quarter ended March 31, 2016 was $39,000 compared to $25,000 for the comparable quarter for fiscal 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $744,000 and $200,000 for the three months ended March 31, 2016 and 2015, respectively. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the second quarters of both fiscal 2016 and 2015. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $544,000 from the second quarter for fiscal 2015 is primarily due to higher profitability in the second quarter of fiscal 2016. The decrease in the income tax expense rate to 34.1% for the second quarter of fiscal 2016 from 40.9% for the second quarter of fiscal 2015 is primarily the result of the Company having additional positive discrete items, including the benefit related to research and development credits for fiscal 2015 as a result of the permanent extension in December 2015 by the federal government and higher profitability in the second quarter of fiscal 2016. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended March 31, 2016 was $1,439,000, or $0.11 per basic and diluted share. The Company’s net income for the three months ended March 31, 2015 was $289,000, or $0.02 per basic and diluted share.

Six months ended March 31, 2016 vS. six months ended March 31, 2015

Net sales for the six months ended March 31, 2016 were $32,637,000, an increase of 24%, or approximately $6,280,000 from net sales of $26,357,000 for the first six months of fiscal 2015. Net sales to broadband service providers and commercial data networks customers were $30,321,000 for the first six months of fiscal 2016, versus $23,917,000 in the same period of fiscal 2015. Among this group, the Company recorded $1,459,000 in international sales versus $2,709,000 in the same period of fiscal 2015. Net sales to build-to-print and OEM customers were $2,316,000 in the first six months of fiscal 2016 versus $2,440,000 in the same period of fiscal 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 4% and 10% of total net sales for the first six months of fiscal 2016 and 2015, respectively.

The increase in net sales for the six months ended March 31, 2016 of $6,280,000 compared to the six months ended March 31, 2015 is primarily attributable to an increase of $6,136,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, as well as expanded sales channels. Ongoing builds of an Alternative Carrier customer also increased net sales by $1,394,000 in the six months ended March 31, 2016. Net sales were negatively affected by a decrease in international sales of $1,250,000 during the same period due to a decrease in demand due to unfavorable foreign currency exchange rates. The Company expects its international sales may continue to be lower than the prior years until a more favorable foreign currency exchange rate environment exists. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the six months ended March 31, 2016 was $18,680,000, an increase of $2,819,000, or 18%, from $15,861,000 in the comparable period of fiscal 2015. Gross margin was 42.8% in the fiscal 2016 first six months, up from 39.8% for the comparable six months in fiscal 2015. Gross profit increased $3,461,000, or 33%, to $13,957,000 for the six months ended March 31, 2016 from $10,496,000 in the comparable period in fiscal 2015. The increase in cost of sales in the first six months of fiscal 2016 is primarily a result of increased net sales. The increase is gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased 17%, or $1,419,000, from $8,415,000 for the first six months of fiscal 2015 to $9,834,000 for the first six months of fiscal 2016. The increase in the first six months of fiscal 2016 consists primarily of higher compensation expenses in the amount of $1,276,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals and increased depreciation expense of $91,000.

Income from operations for the six months ended March 31, 2016 was $4,123,000 compared to income of $2,081,000 for the first six months of fiscal 2015, an increase of $2,042,000, or 98%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the six months ended March 31, 2016 was $73,000 compared to $50,000 for the comparable period for fiscal 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,374,000 and $773,000 for the six months ended March 31, 2016 and 2015, respectively. Due to net operating loss utilization, income tax expense primarily included a non-cash effect on the operating cash flow for the first six months of both fiscal 2016 and 2015. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $601,000 from the six months ended March 31, 2015 is primarily due to higher profitability in the first six months of fiscal 2016. The decrease in the income tax expense rate to 32.7% for the first six months of fiscal 2016 from 36.3% for the first six months of fiscal 2015 is primarily the result of the Company having additional positive discrete items, including the benefit related to research and development credits for fiscal 2015 as a result of the permanent extension in December 2015 by the federal government and higher profitability in the first six months of fiscal 2016. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the first six months of fiscal 2016 ended March 31, 2016 was $2,822,000, or $0.21 per basic and diluted share. The Company’s net income for the first six months of fiscal 2015 ended March 31, 2015 was $1,358,000, or $0.10 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, the Company had combined balances of cash, short-term and long-term investments of $36,728,000 as compared to $34,286,000 at September 30, 2015. As of March 31, 2016, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $28,945,000 at March 31, 2016 compared to $25,996,000 at September 30, 2015. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $7,783,000 as of March 31, 2016, compared to $8,290,000 as of September 30, 2015. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at March 31, 2016 or September 30, 2015.

We believe our existing cash equivalents and short and long-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the $8,000,000 share repurchase program adopted by the Board of Directors on November 13, 2014.

Operating Activities

Net cash provided by operating activities totaled $2,289,000 for the six months ended March 31, 2016. This was primarily due to net income of $2,822,000, non-cash expenses for depreciation and amortization of $706,000, deferred taxes of $501,000, and stock-based compensation of $473,000 offset by tax benefits from stock-based awards of $741,000, in addition to changes in operating assets and liabilities using cash. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. The Company expects the NOLs to be exhausted in the 2016 calendar year. Changes in operating assets and liabilities using cash include increases for the six months ending March 31, 2016 in accounts receivable and inventory of $1,843,000 and $920,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased seven days to 42 days from September 30, 2015 to March 31, 2016. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items providing cash include an increase in accounts payable and accrued expenses in the amount of $1,456,000, primarily reflecting inventory purchases.

Net cash provided by operating activities totaled $2,915,000 for the six months ended March 31, 2015. This was primarily due to net income of $1,358,000, non-cash expenses for depreciation and amortization of $546,000, deferred taxes of $712,000, and stock-based compensation of $564,000, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $272,000 and $226,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles. Changes in working capital items using cash include an increase in prepaid expenses and other of $363,000 and a decrease in accounts payable and accrued expenses of $387,000, primarily related to a reclassification from accounts receivable of $284,000 to accrued liabilities for customers with rebate terms as rebates owed exceeded the related accounts receivable balance at March 31, 2015.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2016, we used cash to purchase $3,820,000 of FDIC-backed securities and received $3,858,000 on CDs that matured. Purchases of capital equipment and patents, mainly related to information technology and manufacturing equipment, consumed $422,000 of cash in the six months ended March 31, 2016.

During the six months ended March 31, 2015, we used cash to purchase $4,168,000 of FDIC-backed securities and received $4,166,000 on CDs that matured. Purchases of capital equipment and patents consumed $3,329,000 of cash. This consisted primarily of $3,027,000 in leasehold improvements and office equipment for the build out of our new facility which was completed in the second quarter of fiscal 2015.

Financing Activities

For the six months ended March 31, 2016, we received $118,000 from employees’ participation and purchase of stock through our ESPP. We also received $85,000 from stock option exercises. Additionally, we recognized $741,000 in tax benefits from stock-based awards and used $334,000 to repurchase our common stock in the six months ended March 31, 2016. As of March 31, 2016, we had authority to purchase approximately $6,817,000 in additional shares under the repurchase program announced on November 13, 2014.

For the six months ended March 31, 2015, we received $106,000 from employees’ participation and purchase of stock through our ESPP and $29,000 from stock option exercises. For the six months ended March 31, 2015, we used $849,000 to repurchase our common stock under our previously announced repurchase program.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2016.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending March 31, 2016, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2016	6,210	$12.32	6,210	$6,817,082
February 1-29, 2016	—	—	—	—
March 1-31, 2016	—	—	—	—
Total	6,210	$12.32	6,210	$6,817,082

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

The Company may also repurchase shares of our common stock in connection with payment of taxes upon vesting of restricted stock previously issued to employees. There were no such repurchases during the quarter ended March 31, 2016.

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

CLEARFIELD, INC.

May 4, 2016	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2016	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

