Form 10-Q
period 2016-06-30
Clearfield, Inc.
filed 2016-08-03
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2016
Common stock, par value $.01	14,094,219

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2016	(Audited) September 30, 2015
Assets
Current Assets
Cash and cash equivalents	$24,587,571	$18,071,210
Short-term investments	7,392,075	7,925,000
Accounts receivables, net	8,727,163	6,010,900
Inventories	8,106,384	7,182,854
Deferred taxes	-	1,146,899
Other current assets	752,443	416,766
Total Current Assets	49,565,636	40,753,629

Property, plant and equipment, net	5,560,484	5,689,673

Other Assets
Long-term investments	8,570,000	8,290,000
Goodwill	2,570,511	2,570,511
Other	370,259	323,804
Total other assets	11,510,770	11,184,315
Total Assets	$66,636,890	$57,627,617

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,171,964	$2,357,791
Accrued compensation	3,328,643	2,598,661
Accrued expenses	51,171	80,803
Total Current Liabilities	6,551,778	5,037,255

Other Liabilities
Deferred taxes	514,078	1,082,887
Deferred rent	240,814	228,345
Total other liabilities	754,892	1,311,232
Total Liabilities	7,306,670	6,348,487

Commitment and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,089,769 and 13,705,658, shares issued and outstanding at June 30, 2016 and September 30, 2015	140,898	137,057
Additional paid-in capital	58,830,692	55,887,850
Retained earnings (accumulated deficit)	358,630	(4,745,777)
Total Shareholders’ Equity	59,330,220	51,279,130
Total Liabilities and Shareholders’ Equity	$66,636,890	$57,627,617

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net sales	$21,598,720	$18,195,911	$54,235,622	$44,553,315

Cost of sales	12,258,523	10,399,171	30,938,180	26,260,624

Gross profit	9,340,197	7,796,740	23,297,442	18,292,691

Operating expenses
Selling, general and administrative	5,878,352	4,845,764	15,712,319	13,261,065
Income from operations	3,461,845	2,950,976	7,585,123	5,031,626

Interest income	41,608	24,924	114,316	75,308

Income before income taxes	3,503,453	2,975,900	7,699,439	5,106,934

Income tax expense	1,221,032	1,023,000	2,595,032	1,796,000

Net income	$2,282,421	$1,952,900	$5,104,407	$3,310,934

Net income per share:
Basic	$0.17	$0.15	$0.38	$0.25
Diluted	$0.16	$0.14	$0.37	$0.24

Weighted average shares outstanding:
Basic	13,397,509	13,200,121	13,331,632	13,204,625
Diluted	13,806,928	13,614,949	13,654,476	13,581,098

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$5,104,407	$3,310,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,068,297	870,692
Deferred taxes	578,090	1,682,164
Loss on disposal of assets	1,135	13,637
Stock-based compensation	843,658	844,992
Tax benefit from stock-based awards	(1,786,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,716,263)	(2,358,856)
Inventories	(923,530)	(1,343,986)
Prepaid expenses and other	(340,130)	52,496
Accounts payable and accrued expenses	3,312,992	1,268,980
Net cash provided by operating activities	5,142,656	4,341,053

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(982,245)	(4,028,122)
Purchases of investments	(5,508,075)	(7,517,000)
Proceeds from maturities of investments	5,761,000	6,784,000
Net cash used in investing activities	(729,320)	(4,761,122)

Cash flows from financing activities
Tax benefit from stock-based awards	1,786,000	-
Proceeds from issuance of common stock under employee stock purchase plan	254,426	211,459
Proceeds from issuance of common stock upon exercise of stock options	473,651	41,688
Tax withholding related to exercise of stock options	(77,291)	(14,373)
Repurchase of common stock	(333,761)	(849,157)
Net cash provided by (used in) financing activities	2,103,025	(610,383)

Increase (decrease) in cash and cash equivalents	6,516,361	(1,030,452)

Cash and cash equivalents, beginning of period	18,071,210	18,191,493

Cash and cash equivalents, end of period	$24,587,571	$17,161,041

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$338,616	$20,350

Non-cash financing activities
Cashless exercise of stock options	$541,016	$80,802

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,282,421	$1,952,900	$5,104,407	$3,310,934
Weighted average common shares	13,397,509	13,200,121	13,331,632	13,204,625
Dilutive potential common shares	409,419	414,828	322,844	376,473
Weighted average dilutive common shares outstanding	13,806,928	13,614,949	13,654,476	13,581,098
Net income per common share:
Basic	$0.17	$0.15	$0.38	$0.25
Diluted	$0.16	$0.14	$0.37	$0.24

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short-term investments on the balance sheet, and investments maturing in one year or greater are classified as long-term investments on the balance sheet. The maturity dates of the Company’s CDs at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
Less than one year	$7,392,075	$7,925,000
1-3 years	8,570,000	8,290,000
Total	$15,962,075	$16,215,000

Note 4. Stock-Based Compensation

The Company recorded $370,465 and $843,658 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2016, respectively. For the three months ended June 30, 2016, $336,310 of this expense is included in selling, general and administrative expense, and $34,155 is included in cost of sales. For the nine months ended June 30, 2016, $765,347 of this expense is included in selling, general and administrative expense, and $78,311 is included in cost of sales. The Company recorded $280,526 and $844,992 of compensation expense related to current and past equity awards for the three and nine months ended June 30, 2015, respectively. For the three and nine months ended June 30, 2015, all of this expense was included in selling, general and administrative expense. As of June 30, 2016, $7,895,912 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 8.3 years.

There were no stock options granted during the nine month periods ended June 30, 2016 or June 30, 2015. The following is a summary of stock option activity during the nine months ended June 30, 2016:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2015	297,384	$5.29
Granted	-	-
Exercised	(172,450)	5.88
Cancelled or Forfeited	-	-
Outstanding at June 30, 2016	124,934	$4.47

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2016, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.6 years and their aggregate intrinsic value was $1,676,391. During the nine months ended June 30, 2016, the Company received proceeds of $473,651 from the exercise of stock options. During the nine months ended June 30, 2015, exercised stock options totaled 42,000 shares, resulting in $41,688 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine month period ended June 30, 2016, the Company granted non-employee directors restricted stock awards totaling 2,712 shares of common stock, with a vesting term of approximately one year and a fair value of $14.73 per share. The Company also granted outgoing non-employee directors fully-vested stock awards totaling 1,356 shares of common stock, with a fair value of $14.73 per share. Additionally, the Company granted employees restricted stock awards totaling 259,555 shares of common stock, with a vesting term of three to five years and a fair value of $17.43 per share during the nine month period ended June 30, 2016.

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

Restricted stock transactions during the nine month period ended June 30, 2016 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2015	409,130	$9.97
Granted	263,623	17.39
Vested	(7,956)	14.69
Forfeited	(8,400)	12.04
Unvested at June 30, 2016	656,397	$13.23

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2016 and December 31, 2015, employees purchased 11,966 and 10,352 shares at a price of $11.40 and $11.40 per share, respectively. After the employee purchase on June 30, 2016, 143,122 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2016 and September 30, 2015, the balance in the allowance for doubtful accounts was $99,473 and $79,473, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2016	September 30, 2015
Raw materials	$5,421,596	$4,811,993
Work-in-progress	842,726	310,149
Finished goods	1,842,062	2,060,712
Inventories	$8,106,384	$7,182,854

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and nine months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Customer A	15%	29%	20%	27%
Customer B	20%	12%	17%	*
Customer C	11%	*	*	*

* Less than 10%

As of June 30, 2016, Customer B accounted for 24% of accounts receivable. As of September 30, 2015, Customers B and A accounted for 17% and 14% of accounts receivable, respectively. Customers A and B are both distributors. Customer C is an Alternative Carrier.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2015 did not indicate an impairment of goodwill. During the nine months ended June 30, 2016, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2016, the Company has six patents granted and five pending applications inside the United States.

Note 9. Income Taxes

For the three and nine months ended June 30, 2016, the Company recorded a provision for income taxes of $1,221,032 and $2,595,032, respectively, reflecting an effective tax rate of 34.9% and 33.7%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the three and nine months ended June 30, 2016, including the benefit related to research and development credits which was permanently extended in December 2015 by the federal government.

As of both June 30, 2016 and September 30, 2015, the Company had a remaining valuation allowance of approximately $659,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended June 30, 2016.

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

As of June 30, 2016, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

During the quarter ended December 31, 2015, the Company early adopted Accounting Standards Update (“ASU”) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

Note 10. Accounting Pronouncements

Recent Accounting Pronouncement

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2016 and 2015 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2015.

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

The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (Traditional Carriers) (telephone, or “telcos”), multiple service operators (cable), wireless service providers, competitive local exchange carriers (Alternative Carriers), municipal-owned utilities, as well as commercial and industrial original equipment manufacturers (“OEMs”). Clearfield has expanded its product offerings and broadened its customer base during its years of operation.

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

RESULTS OF OPERATIONS

Three months ended JUNE 30, 2016 vS. three months ended JUNE 30, 2015

Net sales for the third quarter of fiscal 2016 ended June 30, 2016 were $21,599,000, an increase of approximately 19%, or $3,403,000 from net sales of $18,196,000 for the third quarter of fiscal 2015. Net sales to broadband service providers and commercial data networks customers were $20,018,000 in the third quarter of fiscal 2016, versus $16,716,000 in the same period of fiscal 2015. Among this group, the Company recorded $1,147,000 in international sales for the third quarter of fiscal 2016, versus $1,301,000 in the same period of fiscal 2015. Net sales to build-to-print and OEM customers were $1,581,000 in the third quarter of fiscal 2016 versus $1,480,000 in the same period of fiscal 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 7% of total net sales for the third quarters of fiscal 2016 and 2015, respectively.

The increase in net sales for the quarter ended June 30, 2016 of $3,403,000 compared to the quarter ended June 30, 2015 is primarily attributable to an increase of $2,266,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, as well as expanded sales channels. Ongoing builds of an Alternative Carrier customer also increased net sales by $1,291,000 in the quarter ended June 30, 2016. Net sales were negatively affected by a decrease in international sales of $154,000 during the same period due to sluggish demand. The Company expects its international sales could be uneven until a more favorable foreign currency exchange rate environment exists. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2016 was $12,259,000, an increase of $1,860,000, or 18%, from $10,399,000 in the comparable period of fiscal 2015. Gross margin was 43.2% in the fiscal 2016 third quarter, an increase from 42.8% for the fiscal 2015 third quarter. Gross profit increased $1,543,000, or 20%, to $9,340,000 for the three months ended June 30, 2016 from $7,797,000 in the comparable period in fiscal 2015. The increase in cost of sales in the third quarter of fiscal 2016 is primarily a result of increased net sales. The increase in gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased $1,032,000, or 21%, to $5,878,000 in the fiscal 2016 third quarter from $4,846,000 for the fiscal 2015 third quarter. The increase in the third quarter of fiscal 2016 consists primarily of higher compensation expenses in the amount of $843,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals.

Income from operations for the quarter ended June 30, 2016 was $3,462,000 compared to income from operations of $2,951,000 for the comparable quarter of fiscal 2015, an increase of approximately 17%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the quarter ended June 30, 2016 was $42,000 compared to $25,000 for the comparable quarter for fiscal 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,221,000 and $1,023,000 for the three months ended June 30, 2016 and 2015, respectively. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow in the third quarter of fiscal 2015. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $198,000 from the third quarter for fiscal 2015 is primarily due to higher profitability in the third quarter of fiscal 2016. The increase in the income tax expense rate to 34.9% for the third quarter of fiscal 2016 from 34.4% for the third quarter of fiscal 2015 is primarily the result of having lower discrete benefits in the quarter. Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the three months ended June 30, 2016 was $2,282,000, or $0.17 per basic and $0.16 per diluted share. The Company’s net income for the three months ended June 30, 2015 was $1,953,000, or $0.15 per basic and $0.14 per diluted share.

NINE months ended JUNE 30, 2016 vS. NINE months ended JUNE 30, 2015

Net sales for the nine months ended June 30, 2016 were $54,236,000, an increase of 22%, or approximately $9,683,000 from net sales of $44,553,000 for the first nine months of fiscal 2015. Net sales to broadband service providers and commercial data networks customers were $50,340,000 for the first nine months of fiscal 2016, versus $40,638,000 in the same period of fiscal 2015. Among this group, the Company recorded $2,606,000 in international sales versus $4,010,000 in the same period of fiscal 2015. Net sales to build-to-print and OEM customers were $3,896,000 in the first nine months of fiscal 2016 versus $3,915,000 in the same period of fiscal 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 9% of total net sales for the first nine months of fiscal 2016 and 2015, respectively.

The increase in net sales for the nine months ended June 30, 2016 of $9,683,000 compared to the nine months ended June 30, 2015 is primarily attributable to an increase of $8,462,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, as well as expanded sales channels. Ongoing builds of an Alternative Carrier customer also increased net sales by $2,625,000 in the nine months ended June 30, 2016. Net sales were negatively affected by a decrease in international sales of $1,404,000 during the same period due sluggish demand. The Company expects its international sales may continue to be lower than the prior years until a more favorable foreign currency exchange rate environment exists. The Company does not have the ability to forecast future sales as revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the nine months ended June 30, 2016 was $30,938,000, an increase of $4,677,000, or 18%, from $26,261,000 in the comparable period of fiscal 2015. Gross margin was 43.0% in the fiscal 2016 first nine months, up from 41.1% for the comparable nine months in fiscal 2015. Gross profit increased $5,004,000, or 27%, to $23,297,000 for the nine months ended June 30, 2016 from $18,293,000 in the comparable period in fiscal 2015. The increase in cost of sales in the first nine months of fiscal 2016 is primarily a result of increased net sales. The increase in gross profit percentage is the result of a higher percentage of sales associated with optical component technologies, which generally have higher margins.

Selling, general and administrative expenses increased 18%, or $2,451,000, from $13,261,000 for the first nine months of fiscal 2015 to $15,712,000 for the first nine months of fiscal 2016. The increase in the first nine months of fiscal 2016 consists primarily of higher compensation expenses in the amount of $2,119,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals and increased depreciation expense of $104,000.

Income from operations for the nine months ended June 30, 2016 was $7,585,000 compared to income from operations of $5,032,000 for the first nine months of fiscal 2015, an increase of $2,553,000, or 51%. This increase is attributable to increased net sales and higher gross profit.

Interest income for the nine months ended June 30, 2016 was $114,000 compared to $75,000 for the comparable period for fiscal 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $2,595,000 and $1,796,000 for the nine months ended June 30, 2016 and 2015, respectively. Due to net operating loss utilization, income tax expense primarily included a non-cash effect on the operating cash flow for the first nine months of both fiscal 2016 and 2015. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $799,000 from the nine months ended June 30, 2015 is primarily due to higher profitability in the first nine months of fiscal 2016. The decrease in the income tax expense rate to 33.7% for the first nine months of fiscal 2016 from 35.2% for the first nine months of fiscal 2015 is primarily the result of the Company having additional positive discrete items, including the benefit related to the permanent extension of research and development credits in Q1 of fiscal 2016, additional stock compensation deductions, and higher profitability in the first nine months of fiscal 2016.  Our provisions for income taxes include current federal alternative minimum tax expense, state income tax expense and deferred tax expense.

The Company’s net income for the first nine months of fiscal 2016 ended June 30, 2016 was $5,104,000, or $0.38 per basic and $0.37 per diluted share. The Company’s net income for the first nine months of fiscal 2015 ended June 30, 2015 was $3,311,000, or $0.25 per basic and $0.24 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, the Company had combined balances of cash, short-term and long-term investments of $40,550,000 as compared to $34,286,000 at September 30, 2015. As of June 30, 2016, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $31,980,000 at June 30, 2016 compared to $25,996,000 at September 30, 2015. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $8,570,000 as of June 30, 2016, compared to $8,290,000 as of September 30, 2015. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at June 30, 2016 or September 30, 2015.

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

Operating Activities

Net cash provided by operating activities totaled $5,143,000 for the nine months ended June 30, 2016. This was primarily due to net income of $5,104,000, non-cash expenses for depreciation and amortization of $1,068,000, deferred taxes of $578,000, and stock-based compensation of $844,000 offset by tax benefits from stock-based awards of $1,786,000, in addition to changes in operating assets and liabilities using cash. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. The Company expects the NOLs to be exhausted in the 2016 calendar year, resulting in a higher amount of cash to be paid in future quarters as compared to previously reported fiscal quarters. Changes in operating assets and liabilities using cash include increases for the nine months ending June 30, 2016 in accounts receivable and inventory of $2,716,000 and $924,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased two days to 37 days from September 30, 2015 to June 30, 2016. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items providing cash include an increase in accounts payable and accrued expenses in the amount of $3,313,000, primarily reflecting inventory purchases and increased compensation accruals.

Net cash provided by operating activities totaled $4,341,000 for the nine months ended June 30, 2015. This was primarily due to net income of $3,311,000, non-cash expenses for depreciation and amortization of $871,000, deferred taxes of $1,682,000, and stock-based compensation of $845,000, offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $1,269,000, primarily related to inventory and fixed asset purchases. Changes in operating assets and liabilities using cash include an increases in accounts receivable and inventory of $2,359,000 and $1,344,000, respectively. The increase in accounts receivable is primarily attributable to the increased sales in the quarter ended June 30, 2015. In addition, days sales outstanding, which measures how quickly receivables are collected, increased five days to 37 days from September 30, 2014 to June 30, 2015. Accounts receivable can also be influenced by the timing of shipments for customer projects and payment terms. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for product development life cycles.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2016, we used cash to purchase $5,508,000 of FDIC-backed securities and received $5,761,000 on CDs that matured. Purchases of capital equipment and patents, mainly related to information technology and manufacturing equipment, consumed $982,000 of cash in the nine months ended June 30, 2016.

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

Financing Activities

For the nine months ended June 30, 2016, we received $254,000 from employees’ participation and purchase of stock through our ESPP. We also received $474,000 from stock option exercises. Additionally, we recognized $1,786,000 in tax benefits from stock-based awards and used $334,000 to repurchase our common stock in the nine months ended June 30, 2016. As of June 30, 2016, we had authority to purchase approximately $6,817,000 in additional shares under the repurchase program announced on November 13, 2014.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2016.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending June 30, 2016, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2016	—	$—	—	$—
May 1-31, 2016	875	17.18	—	—
June 1-30, 2016	—	—	—	—
Total	875	$17.18	—	$6,817,082

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

In the three months ending June 30, 2016, the Company repurchased a total of 875 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

August 3, 2016	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

