Form 10-K
period 2016-09-30
Clearfield, Inc.
filed 2016-11-22
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2016.

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

[_] YES [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $180,135,910.

The number of shares of common stock outstanding as of November 15, 2016 was 14,126,181.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

Description of Business

Clearfield, Inc. manufactures, markets and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site. The Company has extended this product line with a fiber delivery platform of optical cable, connectors and microduct that delivers fiber to environments previously not economically or environmentally viable. The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including independent local exchange carriers (Traditional Carriers) (telephone), multiple service operators (cable), wireless service providers, competitive local exchange carriers (Alternative Carriers) and municipal-owned utilities. Clearfield has continued to expand its product offerings and broaden its customer base during its years of operation.

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

Clearview xPAK: Engineered to land small port count fiber terminations and optical components, the patented xPAK is shipped flat and unassembled. Following simple pictorial user instructions, a technician will assemble the device to match the field requirements of the installation site. Application environments include cell back-haul, business class service delivery, node segmentation, fiber exhaust scenarios, utility sub-stations or fiber-to-the-desk deployment.

Clearview Black: Designed to handle harsh environments, Clearview Black incorporates the same flexibility and scalability of both the Clearview Classic and Clearview Blue in a 50% smaller footprint. All types of fiber cable construction can be integrated within the cassette to support all patch only, patch and splice (in-cassette), passive optical component hardware and multi-fiber push on plug-and-play scenarios.

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

Cable-to-Cable Deployment: Fiber Deep is a class of fiber assemblies that guarantees performance at .02dB insertion loss – fully half that of the industry standard. This metric extends the link loss budget effectively, extending the distance upon which fiber can be deployed. In addition, achieving 2dB improvement in optical budget reduces power consumption by 10%. The power savings, multiplied by even a small thousand home network, is a significant contribution to a community’s sustainability efforts.

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

Inside Plant: The FieldSmart Fiber Crossover Distribution System (“FxDS”) and high density FieldSmart FxHD provides complete fiber management modularity and scalability across the fiber network. Using the Clearview building block approach, each fiber management element provides modularity of physical fiber protection in the environment in which it is placed. Easily configured for initial placement and scaling from 12-ports to a full rack of 1,728-ports, the FieldSmart FxDS requires only four unique blocks to configure initial deployment. The user then places what is needed on the frame as subscriber take rates dictate. The FxHD is an integrated fiber management solution delivered via the Clearview Blue Cassette. With instant access to all cassettes, adapters, and jumpers, the frame is designed as a front access frame, meaning all installation is done from one side of the frame providing the option to reclaim the aisle space required for frame solutions that require rear access – and to use that space for other equipment or more frames.  The FxHD can be placed against a wall, within a cage in data center co-location environments, or back to back.

Outside Plant: The FieldSmart Fiber Scalability Center (“FSC”) is a modular and scalable outside plant cabinet that allows rollout of Fiber-to-the-Premise services by communication service providers without a large initial expense. Each outside plant cabinet stores feeder and distribution splices, splitters, connectors and slack cable neatly and compactly, utilizing field-proven designs to maximize bend radius protection, connector access, ease of cable routing and physical protection, thereby minimizing the risk of fiber damage. The FieldSmart Makwa incorporates all of the features found in our above ground cabinets and adds the ability to deploy the FieldSmart FSC Distribution Hub in a below grade application. The FSC product, with the Clearview cassette at its heart, has been designed to scale with the application environment as demand requires and to reduce service turn-up time for the end-user.

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

FieldShield

FieldShield is both a patented and patent-pending fiber pathway and protection method aimed at reducing the cost of broadband deployment. FieldShield takes industry standard glass and makes it easier and less expensive to install. FieldShield starts with a ruggedized microduct designed to support all aerial, direct bury, and inside plant “last mile” needs. Created from the most rugged HDPE polymers, FieldShield Microduct is strong enough to be placed using traditional methods of boring and plowing, leveraging existing conduit placement equipment, as well as newer, less disruptive technologies such as micro trenching or saw cutting.

FieldShield Pushable Fiber easily slips through the microduct's smooth inner wall. Utilizing bend-insensitive glass, FieldShield Pushable Fiber is available in a variety of fiber counts, with bulk reels or factory terminated options offering total installation flexibility. A factory pre-connectorized FieldShield Pushable Connector eliminates costly labor in the field and presents reliable, consistent and guaranteed performance along with lower installation costs. After being pushed into the microduct, the slip-resistant protective housing of the FieldShield Pushable connector is removed and the connector snaps together - all in seconds, providing a cost-effective, tech-friendly means of installing optical fiber without jeopardizing fiber protection.

The FieldShield Multiport SmarTerminal extends the reach of FieldShield optical fiber to the hardened connector marketplace. Teaming a FieldShield Pushable Connector with a field-installable, tool-less smart housing that provides a water-tight seal decreases installation and maintenance time, while providing superior durability and reliability in the drop segment of the network. These solutions, FieldShield Hardened Connectors and the FieldShield Multiport SmarTerminal, bring together the advantages of hardened connector technology with the ease of use and cost reductions associated with pushable fiber.

The FieldShield YOURx platform consists of hardened terminals, test access points, and multiple drop cable options designed for the most challenging portion of the access network, the fiber drop to the customer. FieldShield YOURx delivers drop cable options for any first build desire - FieldShield Flat-SC, FieldShield D-ROP, FieldShield FLEXdrop and FieldShield StrongFiber. The hardened FieldShield YOURx terminal provides a single product use approach at the drop for below grade, pedestal and pole mount options. The FieldShield YOURx-TAP provides a secure demarcation between the service provider and customer equipment that eliminates slack storage problems by using deploy reels. The YOURx platform continues the Company theme of using a modular, building block approach with tool-less system design focusing on the fiber drop to the customer.

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

Markets

Clearfield’s products are sold across broadband service providers, including traditional telephone companies, competitive local exchange carriers, multiple service operators (cable television), wireless service providers, and municipal-owned utilities that utilize fiber in their service offerings to businesses and consumers. The Company also sells fiber and copper products to commercial and industrial customers.

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

4

CRAN

Cloud Radio Access Network (CRAN) uses front-haul fiber to connect the Remote Radio Head (RRH) to a Baseband Unit (BBU) located in a datacenter (i.e., the cloud). CRAN is an evolution of RAN cellular architecture that traditionally used fiber to backhaul signals from the BBU at a tower back to the Mobile core network.

Build to Print

In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides contract manufacturing services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

Competition

Competitors to the FieldSmart product lines include, but are not limited to, Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, and Commscope, Inc. Competitors to the CraftSmart product line include Emerson Network Power, a subsidiary of Emerson Electric Co., and Charles Industries, Ltd. Competitors to FieldShield include PPC Broadband, Inc. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure pricing for necessary components and labor at much lower prices. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Major Customers and Financial Information about Geographic Areas

The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2016, 2015, and 2014:

	Year Ended September 30,
	2016	2015	2014
Customer A	21%	25%	19%
Customer B	16%	*	*
Customer C	*	*	21%

* Less than 10%

These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreement that obligates these major customers to purchase products in the future from us. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. As of September 30, 2015, Customers A and B accounted for 14% and 17% of accounts receivable, respectively. Customers A and B are both distributors. Customer C is an Alternative Carrier.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2016	2015	2014
United States	$71,264,000	$55,324,000	$52,687,000
All Other Countries	4,024,000	5,000,000	5,358,000
Total Net Sales	$75,288,000	$60,324,000	$58,045,000

Patents and Trademarks

As of September 30, 2016, we had nine patents granted and eight patent applications pending inside the United States. We have also developed and are using trademarks and logos to market and promote our products, including Clearview®, FieldSmart®, FieldShield®, and CraftSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $4,568,000, $3,540,000, and $3,340,000 as of September 30, 2016, 2015, and 2014, respectively.

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

Employees

As of September 30, 2016, the Company had 222 full-time employees. We also employ seasonal, part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement. We believe our employee relations to be good.

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

Many of our competitors have greater engineering and product development resources than we have. Although we expect to continue to invest resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. In addition, sales to certain broadband service providers may require third-party independent laboratory testing in order to obtain industry certifications in order to be able to sell to those customers. Further, our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year. Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts. Demand for our projects will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results. Other factors that may affect our quarterly operating results including:

•	the volume and timing of orders from and shipments to our customers, particularly significant customers such as Customer A that accounted for 21%, 25% and 19% of sales in the years ended September 30, 2016, 2015 and 2014, respectively;
•	work stoppages and other developments affecting the operations of our customers;
•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;
•	the timing of new product and service announcements;
•	the availability of products and services;
•	market acceptance of new and enhanced versions of our products and services;
•	variations in the mix of products and services we sell;
•	the utilization of our production capacity and employees;
•	the availability and cost of key components of our products;
•	changes in the valuation allowance relating to our deferred tax assets and the resulting income tax benefits or expenses; and
8

•	excess tax benefits for stock-based compensation.

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

In fiscal year 2016, Customers A and B comprised approximately 21% and 16% of net sales, respectively. In fiscal year 2015, Customer A comprised approximately 25% of net sales. Additionally, in fiscal year 2014, Customers A and C comprised approximately 19% and 21%, respectively, of net sales. These customers purchase our products from time to time through purchase orders, and we do not have any agreement that obligates these major customers to purchase products in the future from us. The loss of any one or more of these customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

Our planned implementation of an enterprise resource planning (“ERP”) software solution and other information technology systems could result in significant disruptions to our operations.

We plan to implement an ERP software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

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
13

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

Clearfield leases a 70,771 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease term is ten years and two months and commenced on January 1, 2015.  However, upon proper notice and payment of a termination fee of approximately $214,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent. We believe our existing facilities are sufficient to meet our current and future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2016	High	Low
Quarter ended December 31, 2015	$16.51	$11.59
Quarter ended March 31, 2016	16.24	12.27
Quarter ended June 30, 2016	18.99	15.27
Quarter ended September 30, 2016	20.28	16.82

Fiscal Year Ended September 30, 2015	High	Low
Quarter ended December 31, 2014	$14.99	$10.82
Quarter ended March 31, 2015	15.54	11.21
Quarter ended June 30, 2015	16.75	12.90
Quarter ended September 30, 2015	20.28	12.76

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 270 holders of record of our common stock as of September 30, 2016.

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

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the NASDAQ Composite index, which the Company has selected as a broad market index, and the NASDAQ Telecommunications index, which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2011 and its relative performance is tracked through September 30, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Clearfield, Inc., The NASDAQ Stock Market Composite Index

And The NASDAQ Telecommunications Index

DOLLARS
$350
$300
$250
$200
$150
$100
$50
$0
9/11
9/12
9/13
9/14
9/15
9/16
Clearfield, Inc.
Nasdaq Composite
Nasdaq Telecommunications

Company/Index	September 30, 2011	September 30, 2012	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016
Clearfield, Inc.	$100.00	$86.61	$227.63	$215.76	$227.63	$318.64
Nasdaq Composite Index	100.00	130.53	160.26	193.28	201.01	234.02
Nasdaq Telecommunications Index	100.00	132.98	135.24	153.29	142.36	179.44

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2016 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2007 Stock Compensation Plan	54,800	$3.13	95,848
Total	54,800	$3.13	95,848

All outstanding equity awards have been granted pursuant to shareholder-approved plans. In addition to options, shares may be issued in the form of restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 18,099 shares of our common stock during the fourth quarter of fiscal year 2016 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees. The Company may also repurchase shares as a part of its stock repurchase program approved in November 2014 by which the Company’s Board of Directors authorized the repurchase of up to $8,000,000 of the Company’s common stock.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2016 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2016	—	$—	—	$—
August 1-31, 2016	18,099	18.03	—	—
September 1-30, 2016	—	—	—	—
Total	18,099	$18.03	—	$6,817,082

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our financial statements and should be read in conjunction with the Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended September 30
	2016	2015	2014	2013	2012
Selected Statements of Earnings Data
Net sales	$75,287,726	$60,323,917	$58,045,292	$53,353,080	$37,473,966
Gross profit	32,870,248	24,867,953	24,598,766	21,989,578	15,285,721
Income from operations	10,731,692	7,051,355	8,518,126	7,444,735	4,274,881
Income tax expense (benefit)	2,876,032	2,475,238	3,180,978	2,803,172	(3,324,299	)*
Net income	8,013,062	4,682,008	5,432,851	4,733,844	7,701,194
Net income per share basic	$0.60	$0.35	$0.42	$0.38	$0.62
Net income per share diluted	$0.59	$0.34	$0.40	$0.36	$0.60

Selected Balance Sheet Data
Total assets	$70,595,313	$57,627,617	$51,847,898	$46,413,339	$37,740,338
Long-term liabilities	655,534	1,311,232	-	21,101	37,643
Shareholders’ equity	62,594,043	51,279,130	46,746,634	40,078,036	34,685,901

*During the fourth quarter of fiscal year 2012, the Company reversed a substantial portion of a valuation allowance of the deferred tax assets in the amount of $3,518,000. This reversal increased our net income by that amount for the year ended September 30, 2012 and contributed $0.28 per diluted share for the year.

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

Overview of Business: The Company sells highly configurable fiber management and connectivity products to broadband service providers serving the FTTP, FTTB, FTT-Cell site markets in the U.S. and in certain limited markets outside the U.S., currently countries in the Caribbean, Canada, Central and South America. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products. The Company’s products are sold by its sales employees and independent sales representatives.

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

As of September 30, 2016, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $9,283,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in the current year. The state NOL carry forward amounts expire in fiscal years 2017 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

As of September 30, 2015, the Company’s remaining valuation allowance of approximately $659,000 related to state net operating loss carry forwards. During the fourth quarter of 2016, the Company reversed approximately $337,000 of its remaining valuation allowance. Approximately $259,000 of the change related to the expiration and utilization of state net operating losses in 2016. The remaining decrease of $78,000 is related to higher future year expected NOL utilization due to updated profitability estimates. The remaining valuation allowance balance as of September 30, 2016 of $322,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 2001. We are generally subject to U.S. federal and state tax examinations for all tax years since 2001 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. In 2007, the Company changed its fiscal year end from March 31 to September 30.

During the quarter ended December 31, 2015, the Company early adopted Accounting Standards Update (“ASU”) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

During the quarter ended September 30, 2016, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. The impact of this early adoption is more fully described in Footnote D.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2016 consisted primarily of property, plant and equipment, patents and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2016, 2015 and 2014 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2016, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2016, 2015 or 2014, respectively.

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

Results of Operations

Year ended September 30, 2016 compared to year ended September 30, 2015

Net sales for fiscal year 2016 increased 25% to $75,288,000 from net sales of $60,324,000 in 2015. Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in sales includes increased sales from within the wireless market and cable providers customer group and increased sales to our Alternative Carrier customer group, offset slightly by decreased international sales.

As a result of the above factors, sales in fiscal year 2016 to commercial data networks and broadband service providers were 93% of net sales, or $69,850,000, compared to $54,822,000, or 91%, of net sales in fiscal 2015. Among this group, the Company recorded $4,024,000 in international sales in fiscal year 2016 versus $5,000,000 in fiscal year 2015. Sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market in 2016 were 7% of net sales, or $5,438,000, compared to $5,502,000, or 9%, of net sales in fiscal year 2015. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 8% of net sales for the years ended September 30, 2016 and 2015, respectively.

The increase in net sales for the year ended September 30, 2016 of $14,964,000 compared to fiscal year 2015 is primarily attributable to an increase of $13,506,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to fiscal 2015. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, as well as expanded sales channels. Ongoing builds of an Alternative Carrier customer also increased net sales by $2,434,000 for the year ended September 30, 2016. Net sales for fiscal year 2016 were negatively affected by a decrease in international sales of $976,000 from the prior fiscal year due to sluggish demand. The Company expects its international sales may continue to be lower than the prior years until a more favorable foreign currency exchange rate environment exists.

Cost of sales for fiscal year 2016 was $42,417,000, an increase of $6,961,000, or 20% from the $35,456,000 in fiscal year 2015. Gross margin was 43.7% in fiscal year 2016, as compared to 41.2% for fiscal year 2015. Gross profit increased 32%, or $8,002,000, from $24,868,000 for fiscal year 2015 to $32,870,000 for fiscal year 2016. The year-over-year increase in cost of sales is primarily a result of increased sales volume. The increase in gross profit percentage is the result of a higher percentage of sales associated with the integration of optical components within our product line, which generally have higher margins.

Selling, general and administrative expense for fiscal year 2016 was $22,139,000, up 24% compared to $17,817,000 for fiscal year 2015. This increase is primarily composed of higher compensation expenses in the amount of $3,376,000 mainly due to additional personnel, wage increases, higher performance compensation accruals, increased stock compensation expense of $198,000, and increased depreciation expense of $121,000.

Income from operations for fiscal year 2016 was $10,732,000 compared to $7,051,000 for fiscal year 2015. This increase is attributable to increased net sales and higher gross profit.

Interest income in fiscal year 2016 was $157,000 compared to $106,000 for fiscal year 2015. The increase is due mainly to higher interest rates earned on its investments in fiscal 2016. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2016 was $2,876,000 compared to $2,475,000 for fiscal year 2015. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the years ended September 30, 2016 and 2015. The increase in tax expense of $401,000 from the year ended September 30, 2015 is primarily due to increased profitability in fiscal year 2016. The decrease in the income tax expense rate to 26.4% for fiscal year 2016 from 34.6% for fiscal year 2015 is primarily the result of the Company early adopting ASU 2016-09 effective with the fourth quarter ended September 30, 2016. The new accounting standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s statement of earnings. For prior quarters of fiscal 2016, the amounts relating to the tax effects of stock-based compensation were recasted to conform to the current year’s presentation. Previously, these amounts were recognized in additional paid-in capital on the Company’s balance sheet. As a result, the Company recognized net tax benefits related to stock-based compensation awards which lowered income tax expense by $675,000 for fiscal year 2016. Our provisions for income taxes include current federal tax expense, state income tax expense, and deferred tax expense.

Net income for fiscal year 2016 was $8,013,000 or $0.60 per basic share and $0.59 per diluted share, compared to $4,682,000 or $0.35 per basic share and $0.34 per diluted share for the year 2015.

Year ended September 30, 2015 compared to year ended September 30, 2014

Net sales for fiscal year 2015 increased 4% to $60,324,000 from net sales of $58,045,000 in 2014. Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in sales includes gains from within Tier 3 Carriers, an emerging presence associated with Tier 2 Carriers who have a national footprint and cable providers, offset by lower sales to our Alternative Carrier customer group.

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

The increase in net sales for the year ended September 30, 2015 of $2,279,000 compared to fiscal year 2014 is primarily attributable to an increase of $10,107,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier customer group and international sales noted below, when compared to 2014. The improvement was due to increased deployments by the Company’s Traditional Carriers, as well as expanded sales channels. Offsetting this increase was a decrease of $7,470,000 related to a slowdown in ongoing builds of an Alternative Carrier. Net sales were also negatively affected by a decrease in international sales of $358,000 during the same period.

Cost of sales for fiscal year 2015 was $35,456,000, an increase of $2,009,000, or 6% from $33,447,000 in fiscal year 2014. Gross margin was 41.2% in fiscal year 2015, as compared to 42.4% for fiscal year 2014. Gross profit increased 1%, or $269,000, from $24,599,000 for fiscal year 2014 to $24,868,000 for fiscal year 2015. The year-over-year increase in cost of sales is primarily a result of increased sales volume. Gross profit percentage decreased primarily as a result of costs associated with operations related to the addition of our Mexico manufacturing facility in late fiscal year 2014 in the amount of $249,000 along with product mix changes of $601,000.

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

Liquidity and Capital Resources

At September 30, 2016, the Company had combined balances of short-term cash and investments and long-term investments of $44,244,000 as compared to $34,286,000 at September 30, 2015. As of September 30, 2016, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $33,541,000 at September 30, 2016, compared to $25,996,000, at September 30, 2015. Investments considered long-term are $10,703,000 at September 30, 2016, compared to $8,290,000 at September 30, 2015. Our excess cash is invested mainly in certificates of deposit and money market accounts. Substantially all of our funds are insured by the FDIC. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at September 30, 2016 or 2015, respectively.

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

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2016 totaled $11,553,000. Cash provided by operations included net income of $8,013,000 for the fiscal year ended September 30, 2016, which included non-cash expenses for depreciation and amortization of $1,449,000 and stock-based compensation of $1,405,000, along with a non-cash benefit from deferred taxes of $2,341,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and made cash payments related to taxes of $1,131,000, $51,000 and $361,000 in the fiscal periods 2016, 2015 and 2014, respectively. Since the federal NOLs are now fully consumed as of September 30, 2016, the Company will no longer have this non-cash tax benefit, which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2016 and fiscal year 2015 in working capital items using cash included increases in accounts receivable, inventory, and other current assets of $1,988,000, $1,190,000, and $813,000, respectively. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2016. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, was 35 days for both September 30, 2015 and September 30, 2016. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in other current assets is primarily due to an increase in income taxes receivable at September 30, 2016. Changes in working capital items providing cash between fiscal year 2016 and fiscal year 2015 included an increase in accounts payable and accrued expenses of $2,324,000, primarily due to increased performance compensation accruals.

Net cash generated from operations for the fiscal year ended September 30, 2015 totaled $6,848,000. Cash provided by operations included net income of $4,682,000 for the fiscal year ended September 30, 2015, which included non-cash expenses for depreciation and amortization of $1,216,000 and stock-based compensation of $1,075,000, along with a non-cash benefit from deferred taxes of $2,342,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and made cash payments related to taxes of $51,000, $361,000 and $154,000 in the fiscal periods 2015, 2014 and 2013, respectively. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2015 and fiscal year 2014 in working capital items using cash included increases in inventory and accounts receivable of $1,793,000 and $983,000, respectively. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2015. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased three days to 35 days from September 30, 2014 to September 30, 2015. Changes in working capital items providing cash between fiscal year 2015 and fiscal year 2014 included an increase in accounts payable and accrued expenses of $164,000 and a decrease in other current assets of $121,000.

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

Investing Activities

For the fiscal year ended September 30, 2016, we used $1,627,000 in cash for the purchase of capital equipment and patents. These purchases were mainly related to information technology and manufacturing equipment. During fiscal year 2016, we purchased $8,138,000 of FDIC-backed certificates of deposit and sold $8,123,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $1,642,000 in fiscal year 2016 as compared to $5,744,000 in fiscal year 2015. In fiscal year 2017, the Company intends to invest in the necessary computer hardware and software required to optimize its business, along with appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.

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

Financing Activities

For the fiscal year ended September 30, 2016, the Company used $334,000 for the repurchase of common stock. Also, the Company received $254,000 and $549,000 during the fiscal year ended September 30, 2016 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, respectively. The Company used $438,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2016 was $32,000.

For the fiscal year ended September 30, 2015, the Company used $849,000 for the repurchase of common stock. Also, the Company received $211,000 and $43,000 during the fiscal year ended September 30, 2015 from employees’ purchase of stock through the ESPP and the exercise of stock options, respectively. The Company used $639,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used by financing activities during fiscal year 2015 was $1,224,000.

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

Contractual Obligations as of September 30, 2016

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,442,660	$442,070	$756,155	$794,441	$1,449,994
Total	$3,442,660	$442,070	$756,155	$794,441	$1,449,994

Operating Leases

We have entered into various non-cancelable operating lease agreements for office equipment and our office and manufacturing space in Brooklyn Park, Minnesota that was entered into on September 9, 2014 with a lease term that commenced on January 1, 2015. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2016 and 2015 was as follows:

	Quarter Ended
Statement of Earnings Data	December 31, 2015		March 31, 2016		June 30, 2016		September 30, 2016

Net sales	$15,689,715		$16,947,187		$21,598,720		$21,052,104
Gross profit	6,676,796		7,280,449		9,340,197		9,572,806
Income from operations	1,979,781		2,143,497		3,461,845		3,146,569
Net income	1,487,454	*	1,492,979	*	2,362,061	*	2,670,568	*
Net income per share Basic	$0.11		$0.11		$0.18		$0.20
Net income per share Diluted	$0.11		$0.11		$0.17		$0.20

	Quarter Ended
Statement of Earnings Data	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Net sales	$13,986,620	$12,370,784	$18,195,911	$15,770,602
Gross profit	5,742,514	4,753,437	7,796,740	6,575,262
Income from operations	1,616,517	464,133	2,950,976	2,019,729
Net income	1,069,373	288,661	1,952,900	1,371,074
Net income per share Basic	$0.08	$0.02	$0.15	$0.10
Net income per share Diluted	$0.08	$0.02	$0.14	$0.10

*In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is required to be adopted by all companies in their first fiscal year beginning after December 15, 2016 but allows companies to early adopt prior to this date. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. Adoption of this standard impacted the previously filed 10-Qs for fiscal 2016 as follows:

Statements of earnings – The new accounting standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s Statements of Earnings. Previously, these amounts were recognized in additional paid-in capital on the Company’s Balance Sheets. The new standard requires these amounts to be recasted within these quarters due to the prospective adoption of this standard in the fourth quarter of fiscal 2016. Accordingly, net tax benefits related to stock-based compensation awards of $104,134, $54,313, and $79,640 for the quarters ended December 31, 2015, March 31, 2016, and June 30, 2016, respectively, were recognized as reductions of income tax expense in the statements of earnings. These tax benefits reduced our effective income tax rate 5.2%, 2.5%, and 2.3% for the quarters ended December 31, 2015, March 31, 2016, and June 30, 2016, respectively. The changes were applied on a prospective basis and resulted in an increase in basic and diluted earnings per share of $0.01 and $0.01 for the quarters ended December 31, 2015 and June 30, 2016, respectively. The change had no effect on basic and diluted earnings per share for the quarter ended March 31, 2016. The net tax benefit recognized during the quarter ended September 30, 2016 was $437,096, which reduced our effective tax rate 13.7% to 16.3% for the quarter and resulted in an increase in basic and diluted earnings per share of $0.03 and $0.04, respectively. The net tax benefit recognized during the year ended September 30, 2016 was $675,183, which reduced our effective tax rate 6.2% to 26.4% for the year and resulted in an increase in basic and diluted earnings per share of $0.05.

Recent Accounting Pronouncements:

In May 2014, the FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards (“IFRS”) containing differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company has not completed a full impact assessment of this guidance, we do not believe it will have a material impact on the reported net sales amounts.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. Although the Company has not completed a full impact assessment of this guidance, we do not believe it will have a material impact on reported inventory amounts.

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

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments. These market risks have not changed significantly since September 30, 2015. Increases or decreases in interest rates will have an effect on these balances. At September 30, 2016, and 2015, the Company had cash and cash equivalents and short-term investments totaling $33,541,000 and $25,996,000, respectively. Most of these balances were invested in interest-bearing money market accounts or CD’s maturing within 12 months. Due to the nature of these money market accounts and CD’s, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and short-term investments as a result of changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. as of September 30, 2016 and 2015, and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2016. We also have audited Clearfield, Inc.'s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2016 and 2015 and the results of its operations and cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Clearfield, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

As discussed in Note D to the financial statements, effective October 1, 2015, the company adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes and Compensation - Stock Compensation (Topic 718) ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

November 22, 2016

CLEARFIELD, INC.

BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets
Current Assets
Cash and cash equivalents	$28,014,321	$18,071,210
Short-term investments	5,527,075	7,925,000
Accounts receivable, net	7,999,210	6,010,900
Inventories	8,373,155	7,182,854
Deferred taxes	-	1,146,899
Other current assets	1,198,917	416,766
Total current assets	51,112,678	40,753,629

Property, plant and equipment, net	5,780,814	5,689,673

Other Assets
Long-term investments	10,703,000	8,290,000
Goodwill	2,570,511	2,570,511
Other	428,310	323,804
Total other assets	13,701,821	11,184,315
Total Assets	$70,595,313	$57,627,617

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,573,292	$2,357,791
Accrued compensation	4,697,138	2,598,661
Accrued expenses	75,306	80,803
Total current liabilities	7,345,736	5,037,255

Other Liabilities
Deferred taxes	411,779	1,082,887
Deferred rent	243,755	228,345
Total other liabilities	655,534	1,311,232
Total Liabilities	8,001,270	6,348,487

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 14,126,279 and 13,705,658 shares issued and outstanding at September 30, 2016 and 2015, respectively	141,263	137,057
Additional paid-in capital	57,320,515	55,887,850
Retained earnings (accumulated deficit)	5,132,265	(4,745,777)
Total shareholders’ equity	62,594,043	51,279,130
Total Liabilities and Shareholders’ Equity	$70,595,313	$57,627,617

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF EARNINGS

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014

Net sales	$75,287,726	$60,323,917	$58,045,292

Cost of sales	42,417,478	35,455,964	33,446,526

Gross profit	32,870,248	24,867,953	24,598,766

Operating expenses
Selling, general and administrative	22,138,556	17,816,598	16,080,640
Income from operations	10,731,692	7,051,355	8,518,126

Interest income	157,402	105,891	95,703

Income before income taxes	10,889,094	7,157,246	8,613,829

Income tax expense	2,876,032	2,475,238	3,180,978
Net income	$8,013,062	$4,682,008	$5,432,851

Net income per share Basic	$0.60	$0.35	$0.42
Net income per share Diluted	$0.59	$0.34	$0.40

Shares used in calculation of net income per share:
Basic	13,372,579	13,216,010	12,916,273
Diluted	13,663,349	13,587,532	13,601,594

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained earnings	Total shareholders’
	Shares	Amount	paid-in capital	(accumulated deficit)	equity
Balance at September 30, 2013	12,974,263	$129,743	$54,808,929	$(14,860,636)	$40,078,036
Stock-based compensation expense	-	-	794,865	-	794,865
Restricted stock issuance, net	305,615	3,056	(3,056)	-	-
Employee stock purchase plan	17,589	176	185,408	-	185,584
Exercise of stock options, net of shares exchanged for payment	471,603	4,716	641,737	-	646,453
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(26,106)	(261)	(399,368)	-	(399,629)
Excess tax benefit of stock options exercised	-	-	8,474	-	8,474
Net income	-	-	-	5,432,851	5,432,851
Balance at September 30, 2014	13,742,964	137,430	56,036,989	(9,427,785)	46,746,634
Stock-based compensation expense	-	-	1,074,727	-	1,074,727
Repurchase of common stock	(72,089)	(721)	(848,436)	-	(849,157)
Restricted stock forfeiture, net	(7,900)	(79)	79	-	-
Employee stock purchase plan	20,216	202	211,257	-	211,459
Exercise of stock options, net of shares exchanged for payment	60,011	600	42,506	-	43,106
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(37,544)	(375)	(638,932)	-	(639,307)
Excess tax benefit of stock options exercised	-	-	9,660	-	9,660
Net income	-	-	-	4,682,008	4,682,008
Balance at September 30, 2015	13,705,658	137,057	55,887,850	(4,745,777)	51,279,130
Establishment of deferred tax asset for the adoption of ASU 2016-09	-	-	-	1,864,980	1,864,980
Stock-based compensation expense	-	-	1,404,899	-	1,404,899
Repurchase of common stock	(27,090)	(271)	(333,490)	-	(333,761)
Restricted stock issuance, net	258,266	2,583	(2,583)	-	-
Employee stock purchase plan	22,318	223	254,203	-	254,426
Exercise of stock options, net of shares exchanged for payment	191,853	1,918	546,926	-	548,844
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(24,726)	(247)	(437,290)	-	(437,537)
Net income	-	-	-	8,013,062	8,013,062
Balance at September 30, 2016	14,126,279	$141,263	$57,320,515	$5,132,265	$62,594,043

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014
Cash flows from operating activities:
Net income	$8,013,062	$4,682,008	$5,432,851
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,449,202	1,216,083	699,869
Deferred income taxes	2,340,771	2,342,045	3,019,626
Loss on disposal of assets	12,348	23,196	12,809
Stock-based compensation expense	1,404,899	1,074,727	794,865
Changes in operating assets and liabilities:
Accounts receivable, net	(1,988,310)	(983,044)	2,809,687
Inventories	(1,190,301)	(1,792,512)	236,422
Other current assets	(812,811)	121,381	(243,339)
Accounts payable and accrued expenses	2,323,891	164,336	(1,234,039)
Net cash provided by operating activities	11,552,751	6,848,220	11,528,751

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,550,128)	(4,518,782)	(1,418,461)
Purchase of investments	(8,138,075)	(10,374,000)	(8,899,000)
Proceeds from sale of property and equipment	729	79,936	40,908
Patent additions	(77,138)	(24,418)	(36,544)
Sale of investments	8,123,000	9,093,000	6,727,000
Net cash used in investing activities	(1,641,612)	(5,744,264)	(3,586,097)

Cash flows from financing activities:
Repurchase of common stock	(333,761)	(849,157)	-
Proceeds from issuance of common stock under employee stock purchase plan	254,426	211,459	185,584
Proceeds from issuance of common stock	548,844	43,106	646,453
Excess tax benefit from exercise of stock options	-	9,660	8,474
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(437,537)	(639,307)	(399,629)
Net cash provided by (used in) financing activities	31,972	(1,224,239)	440,882
Increase (decrease) in cash and cash equivalents	9,943,111	(120,283)	8,383,536
Cash and cash equivalents at beginning of year	18,071,210	18,191,493	9,807,957
Cash and cash equivalents at end of year	$28,014,321	$18,071,210	$18,191,493

Supplemental cash flow information
Cash paid during the year for income taxes, net of refunds	$1,130,930	$50,850	$361,284

Non-cash financing activities
Cashless exercise of stock options	$853,033	$207,738	$297,883
Establishment of deferred tax asset for the adoption of ASU 2016-09	$1,864,980	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Clearfield, Inc., (the “Company”) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States and internationally. These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (“FTTP”), large enterprise, and original equipment manufacturer (“OEM”) markets.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 2016 and 2015 consist entirely of short-term money market accounts.

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

	September 30, 2016	September 30, 2015
Less than one year	$5,527,075	$7,925,000
1-3 years	10,703,000	8,290,000
Total	$16,230,075	$16,215,000

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance for doubtful accounts activity for the years ended September 30, 2016, 2015 and 2014 is as follows:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2016	$79,473	$25,000	$(11,000)	$93,473
September 30, 2015	97,950	-	(18,477)	79,473
September 30, 2014	97,950	-	-	97,950

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates first in, first out) or market. Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2016	September 30, 2015

Raw materials	$5,702,762	$4,811,993
Work-in-process	471,305	310,149
Finished goods	2,199,088	2,060,712
Inventories	$8,373,155	$7,182,854

Inventory is stated at the lower of cost or market. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to cost of sales. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly or if new products are not accepted by the market.

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

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10 or life of lease
Vehicles		3

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, plant and equipment consist of the following:

	September 30, 2016	September 30, 2015

Manufacturing Equipment	$4,585,422	$4,102,868
Office Equipment	3,513,002	2,655,088
Leasehold Improvements	2,422,669	2,414,133
Vehicles	193,702	193,702
Property, plant and equipment, gross	10,714,795	9,365,791
Less accumulated depreciation	4,933,981	3,676,118
Property, plant and equipment, net	$5,780,814	$5,689,673

Depreciation expense for the years ended September 30, 2016, 2015 and 2014 were $1,445,910, $1,214,512 and $699,306, respectively.

Goodwill and Patents: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2016, 2015 and 2014 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2016, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2016, 2015 or 2014, respectively.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2016, the Company has nine patents granted and eight pending applications inside the United States.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets has occurred during the years ended September 30, 2016, 2015 and 2014.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2016, the Company does not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. For restricted stock grants, fair value is determined as the average price of the Company’s stock on the date of grant. Equity-based compensation expense is broken out between cost of sales and selling, general and administrative expenses based on the classification of the employee. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Research and Development Costs: Research and development costs amounted to $838,122, $750,107, and $703,693, in 2016, 2015, and 2014, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $350,399, $284,093, and $238,026, in 2016, 2015, and 2014, respectively, and are charged to expense when incurred.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively. Weighted average common shares outstanding for the years ended September 30, 2016, 2015 and 2014 were as follows:

Year ended September 30,	2016	2015	2014
Net income	$8,013,062	$4,682,008	$5,432,851
Weighted average common shares	13,372,579	13,216,010	12,916,273
Dilutive potential common shares	290,770	371,522	685,321
Weighted average dilutive common shares outstanding	13,663,349	13,587,532	13,601,594
Earnings per share:
Basic	$0.60	$0.35	$0.42
Diluted	$0.59	$0.34	$0.40

There were no potentially dilutive shares excluded from the calculation above for the years ended September 30, 2016, 2015 and 2014.

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company has not completed a full impact assessment of this guidance, we do not believe it will have a material impact on the reported net sales amounts.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. Although the Company has not completed a full impact assessment of this guidance, we do not believe it will have a material impact on reported inventory amounts.

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

NOTE B – COMMITMENTS AND FACILITIES

Operating Leases: The Company leases office and manufacturing facilities in Brooklyn Park, Minnesota for its ongoing operations. The lease term commenced on January 1, 2015. The Company also leases various pieces of office equipment. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. For the years ended September 30, 2016, 2015 and 2014, total rent expense was $658,000, $630,000 and $505,000 respectively. Rent expense includes operating expenses, insurance, and related taxes.

As of September 30, 2016, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2017	$442,070
2018	373,409
2019	382,746
2020	392,318
2021	402,123
Thereafter	1,449,994
Total minimum lease payments	$3,442,660

Share Repurchase: On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will purchase up to $8 million of its outstanding shares of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. As of September 30, 2016, the Company may repurchase up to $6,817,082 of its outstanding shares of common stock.

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

NOTE C – SHAREHOLDERS’ EQUITY - Continued

Stock-Based Compensation: The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company has two equity compensation plans which are used as an incentive for directors, officers, and other employees. The director’s plan was terminated in February of 2010 and 67,500 authorized but unissued shares were removed from the plan. The employee plan has 95,848 shares available for issue as of September 30, 2016. As of September 30, 2016, $7,434,060 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 8.1 years. The Company recorded related compensation expense for the years ended September 30, 2016, 2015, and 2014 of $1,404,899, $1,074,727, and $794,865, respectively. For the year ended September 30, 2016, $1,272,656 of this expense was included in selling, general and administrative expense and $132,243 was included in cost of sales. For the years ended September 30, 2015 and 2014, all of this expense was included in selling, general and administrative expense.

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The Company did not grant stock options during the years ended September 30, 2016, 2015 and 2014.

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are new shares. There were no options vested during the year ended September 30, 2016. The number of options vested during the year ended September 30, 2015 was 59,090 with a total grant date fair value of $373,271 and a weighted average grant date fair value of $6.32. For the year ended September 30, 2016, there were 152,484 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2015, there were 56,767 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2016 and 2015 was $2,644,220 and $876,841, respectively. The intrinsic value of options exercisable as of September 30, 2016 is $858,771.

Option transactions under these plans during the years ended September 30, 2016 and 2015 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2014	373,051	$4.93
Granted	-	-	-
Cancelled or Forfeited	(2,500)	6.36
Exercised	(73,167)	3.43
Outstanding at September 30, 2015	297,384	5.29
Granted	-	-	-
Cancelled or Forfeited	-	-
Exercised	(242,584)	5.78
Outstanding at September 30, 2016	54,800	$3.13

NOTE C – SHAREHOLDERS’ EQUITY – Continued

The following table summarizes information concerning options exercisable under the equity compensation plans:

Year ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
September 30, 2016	54,800	2.83	$3.13
September 30, 2015	297,384	1.57	$5.29

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2016	54,800	2.83	$3.13	$858,771
September 30, 2015	297,384	1.57	$5.29	$2,420,521

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards. The Company awards restricted stock grants that vest over one to ten years to employees.

Restricted stock transactions during the years ended September 30, 2016 and 2015 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2014	518,515	$10.02
Granted	7,300	13.69
Vested	(101,485)	17.07
Forfeited	(15,200)	10.80
Unvested shares at September 30, 2015	409,130	9.97
Granted	269,173	17.43
Vested	(103,826)	7.99
Forfeited	(10,907)	12.99
Unvested shares at September 30, 2016	563,570	$14.26

The Company repurchased a total of 19,072 shares of our common stock at an average price of $17.97 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2016. The Company repurchased a total of 33,896 shares of our common stock at an average price of $16.89 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2015.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end

NOTE C – SHAREHOLDERS’ EQUITY – Continued

of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phases that ended on December 31, 2015 and June 30, 2016, employees purchased 10,352 and 11,966 shares, respectively, at a price of $11.40 per share. For the phases that ended on December 31, 2014 and June 30, 2015, employees purchased 10,097 and 10,119 shares, respectively, at a price of $10.46 per share. As of September 30, 2016, the Company has withheld approximately $90,054 from employees participating in the phase that began on July 1, 2016. After the employee purchase on June 30, 2016, 143,122 shares of common stock were available for future purchase under the Stock Plan.

NOTE D – INCOME TAXES

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is required to be adopted by all companies in their first fiscal year beginning after December 15, 2016 but allows companies to early adopt prior to this date. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. Adoption of this standard had the following impact on the Company’s financial statements:

Statements of earnings – The new accounting standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s Statements of Earnings. Previously, these amounts were recognized in additional paid-in capital on the Company’s Balance Sheets. The new standard requires these amounts to be recasted within these quarters due to the prospective adoption of this standard in the fourth quarter of fiscal 2016. Accordingly, tax benefits related to stock-based compensation awards of $104,134, $54,313, and $79,640 for the quarters ended December 31, 2015, March 31, 2016, and June 30, 2016, respectively, were recognized as reductions of income tax expense in the statements of earnings. These tax benefits reduced our effective income tax rate 5.2%, 2.5%, and 2.3% for the quarters ended December 31, 2015, March 31, 2016, and June 30, 2016, respectively. The changes were applied on a prospective basis and resulted in an increase in basic and diluted earnings per share of $0.01 and $0.01 for the quarters ended December 31, 2015 and June 30, 2016, respectively. The change had no effect on basic and diluted earnings per share for the quarter ended March 31, 2016. The net tax benefit recognized during the quarter ended September 30, 2016 was $437,096, which reduced our effective tax rate 13.7% to 16.3% for the quarter and resulted in an increase in basic and diluted earnings per share of $0.03 and $0.04, respectively. The net tax benefit recognized during the year ended September 30, 2016 was $675,183, which reduced our effective tax rate 6.2% to 26.4% for the year and resulted in an increase in basic and diluted earnings per share of $0.05.

Statements of cash flows – The standard requires that excess tax benefits from stock-based employee awards be reported as operating activities in the Company’s Statements of Cash Flows. Previously, these cash flows were included as hypothetical inflows/outflows in both operating and financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and a decrease in net cash used by financing activities of $348,000, $741,000, and $1,786,000 for the three months ended December 31, 2015, the six months ended March 31, 2016, and the nine months ended June 30, 2016, respectively, compared to the previously filed Form 10-Qs.

Statements of shareholders’ equity – The standard requires that as of the beginning of the annual period of adoption, previously unrecognized excess tax benefits be recognized on a modified retrospective basis and record a deferred tax asset for the balance with an offsetting adjustment to retained earnings. The Company recognized additional deferred tax assets and adjusted retained earnings in the amount of $1,864,980 on October 1, 2015.

NOTE D – INCOME TAXES – Continued

In recording stock-based compensation expense, the new standard allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to include an estimate of forfeitures in the computation of our stock-based compensation expense. As this treatment is consistent with the Company’s previous practice, this election had no impact on our financial statements.

The new standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. As this treatment is consistent with the Company’s previous practice, this election had no impact on our consolidated financial statements.

Realization of net operating loss carry-forward and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding its recoverability.

As of September 30, 2015, the Company’s remaining valuation allowance of approximately $659,000 related to state net operating loss carry forwards. During the fourth quarter of 2016, the Company reversed approximately $337,000 of its remaining valuation allowance. Approximately $259,000 of the change related to the expiration and utilization of state net operating losses in 2016. The remaining decrease of $78,000 is related to higher future year expected NOL utilization due to updated profitability estimates. The remaining valuation allowance balance as of September 30, 2016 of $322,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

The valuation allowance activity for the years ended September 30, 2016, 2015 and 2014 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Benefit	Reversal for State NOL Expiration and Utilization	Balance at End of Year
September 30, 2016	$658,808	$(78,044)	$(258,360)	$322,404
September 30, 2015	847,826	(53,836)	(135,182)	658,808
September 30, 2014	975,258	-	(127,432)	847,826

NOTE D – INCOME TAXES – Continued

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2016	September 30, 2015
Current deferred income tax assets (liabilities):
Inventories	$-	$309,791
Accrued expenses and reserves	-	261,452
Prepaid expenses	-	(42,304)
Net operating loss carry forwards and credits	-	652,533
	-	1,181,472
Valuation allowance	-	(34,573)
Net current deferred tax asset	$-	$1,146,899

Long-term deferred income tax assets (liabilities):
Intangibles	$(67,450)	$(39,819)
Property and equipment depreciation	(815,374)	(726,035)
Net operating loss carry forwards and credits	702,113	938,168
Stock-based compensation	221,905	49,926
Inventories	388,292	-
Prepaid expenses	(44,511)	-
Accrued expenses and reserves	312,227	25,887
Goodwill	(786,577)	(706,779)
	(89,375)	(458,652)
Valuation allowance	(322,404)	(624,235)
Net long-term deferred tax liability	$(411,779)	$(1,082,887)

As of September 30, 2016 and 2015, the current income tax receivable was approximately $643,000 and $48,000, respectively. Current income tax receivable amounts are included in Other Current Assets in the Company’s balance sheets.

During the quarter ended December 31, 2015, the Company early adopted ASU 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

As of September 30, 2016, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $9,283,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in the current year. The state NOL carry forward amounts expire in fiscal years 2017 through 2022 if not utilized.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the Company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

Under ASU No. 2016-09, an entity recognizes all excess tax benefits and tax deficiencies relating to stock-based compensation as income tax expense or benefit in the statement of earnings. This change eliminates the notion of the “APIC” pool and related prior year disclosures for excess tax deductions not reflected in the Company’s deferred tax asset presentation.

NOTE D – INCOME TAXES – Continued

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate as a percent of pre-tax income for the following years ended:

	September 30, 2016	September 30, 2015	September 30, 2014
Federal statutory rate	34%	34%	34%
State income taxes	1%	1%	1%
Permanent differences	-	1%	2%
Change in valuation allowance	(3%)	(3%)	(1%)
Expiration of state NOL’s	2%	2%	1%
Research and development credits	(1%)	-	-
Excess tax benefits from stock-based compensation (adoption of ASU 2016-09)	(7%)	-	-
Tax rate	26%	35%	37%

Components of the income tax expense are as follows for the years ended:

	September 30, 2016	September 30, 2015	September 30, 2014
Current:
Federal	$428,638	$67,373	$115,049
State	106,623	65,820	46,303
	535,261	133,193	161,352
Deferred:
Federal	2,434,294	2,377,590	2,903,110
State	(93,523)	(35,545)	116,516
	2,340,771	2,342,045	3,019,626
Income tax expense	$2,876,032	$2,475,238	$3,180,978

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2016, 2015, or 2014.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 2001. We are generally subject to U.S. federal and state tax examinations for all tax years since 2000 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. The Company changed its fiscal year end in 2007 from March 31 to September 30.

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

Customers: The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2016, 2015, and 2014:

	Year Ended September 30,
	2016	2015	2014
Customer A	21%	25%	19%
Customer B	16%	*	*
Customer C	*	*	21%

* Less than 10%

As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. As of September 30, 2015, Customers A and B accounted for 14% and 17% of accounts receivable, respectively. Customers A and B are both distributors. Customer C is an Alternative Carrier.

NOTE F – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. For the year ended September 30, 2014 and through December 31, 2014, the Company matched 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that was contributed by the participant. Effective January 1, 2015, the Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $520,530, $460,868 and $379,630 for the years ended September 30, 2016, 2015 and 2014, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2016, our internal control over financial reporting was effective. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2017 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 to be included in the 2017 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2017 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2017 Proxy Statement, is incorporated herein by reference into this section.

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

(b)	Exhibits.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1	Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
10.1	Stock Option Plan for Non-Employee Directors	Exhibit 10.3a to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994
*10.3	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002
*10.5	2007 Stock Compensation Plan, as amended	Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on February 24, 2011.
*10.6	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.7	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.8	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.9	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.11	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014.
23.1	Consent of Baker Tilly Virchow Krause, LLP	**
51

Number	Description	Incorporated by Reference to
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

* Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 22, 2016	/s/ Cheryl Beranek
Cheryl Beranek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby constitutes and appoints Cheryl Beranek and Daniel Herzog and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer and Director (principal executive officer )	November 22, 2016
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 22, 2016
/s/ Ronald G. Roth Ronald G. Roth	Director	November 22, 2016
/s/ Roger G. Harding Roger G. Harding	Director	November 22, 2016
/s/ Donald R. Hayward Donald R. Hayward	Director	November 22, 2016
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 22, 2016
/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 22, 2016

