Form 10-Q
period 2016-12-31
Clearfield, Inc.
filed 2017-02-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES      [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 27, 2017
Common stock, par value $.01	14,142,890

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2016	(Audited) September 30, 2016
Assets
Current Assets
Cash and cash equivalents	$22,057,906	$28,014,321
Short-term investments	7,930,075	5,527,075
Accounts receivables, net	7,450,917	7,999,210
Inventories	8,714,645	8,373,155
Other current assets	976,558	1,198,917
Total current assets	47,130,101	51,112,678

Property, plant and equipment, net	5,904,333	5,780,814

Other Assets
Long-term investments	13,281,000	10,703,000
Goodwill	2,570,511	2,570,511
Other	439,568	428,310
Total other assets	16,291,079	13,701,821
Total Assets	$69,325,513	$70,595,313

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,421,585	2,573,292
Accrued compensation	1,900,741	4,697,138
Accrued expenses	120,803	75,306
Total current liabilities	4,443,129	7,345,736

Other Liabilities
Deferred taxes	411,779	411,779
Deferred rent	246,695	243,755
Total other liabilities	658,474	655,534
Total Liabilities	5,101,603	8,001,270

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,145,164 and 14,126,279 , shares issued and outstanding at December 31, 2016 and September 30, 2016	141,452	141,263
Additional paid-in capital	58,073,263	57,320,515
Retained earnings	6,009,195	5,132,265
Total Shareholders’ Equity	64,223,910	62,594,043
Total Liabilities and Shareholders’ Equity	$69,325,513	$70,595,313

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended December 31,
	2016	2015

Net sales	$18,266,162	$15,689,715

Cost of sales	11,057,442	9,012,919

Gross profit	7,208,720	6,676,796

Operating expenses
Selling, general and administrative	6,017,524	4,697,015
Income from operations	1,191,196	1,979,781

Interest income	52,734	33,539

Income before income taxes	1,243,930	2,013,320

Income tax expense	367,000	525,866
Net income	$876,930	$1,487,454

Net income per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

Weighted average shares outstanding:
Basic	13,567,484	13,288,679
Diluted	13,790,793	13,575,162

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$876,930	$1,487,454
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	388,625	348,749
Deferred taxes	-	478,887
Loss on disposal of assets	-	1,390
Stock based compensation	593,746	226,767
Changes in operating assets and liabilities:
Accounts receivable, net	548,293	991,240
Inventories	(341,490)	239,335
Other assets	228,259	(162,927)
Accounts payable and accrued expenses	(2,899,667)	(1,352,732)
Net cash (used in) provided by operating activities	(605,304)	2,258,163

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(529,302)	(226,710)
Purchases of investments	(7,440,000)	(1,184,000)
Proceeds from maturities of investments	2,459,000	1,886,000
Net cash (used in) provided by investing activities	(5,510,302)	475,290

Cash flows from financing activities
Repurchase of common stock	-	(257,242)
Proceeds from issuance of common stock under employee stock purchase plan	169,500	118,013
Proceeds from issuance of common stock upon exercise of stock options	17	34,990
Tax withholding related to vesting of restricted stock grants	(10,326)	(1,391)
Net cash provided by (used in) financing activities	159,191	(105,630)

(Decrease) increase in cash and cash equivalents	(5,956,415)	2,627,823

Cash and cash equivalents, beginning of period	28,014,321	18,071,210

Cash and cash equivalents, end of period	$22,057,906	$20,699,033

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$12,250	$15,884

Non-cash financing activities
Cashless exercise of stock options	$32,984	$15,890

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is required to be adopted by all companies in their first fiscal year beginning after December 15, 2016 but allows companies to early adopt prior to this date. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. Adoption of this standard impacted the previously filed 10-Q for the period ended December 31, 2015 as follows:

Statement of earnings – The standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s Statements of Earnings. Previously, these amounts were recognized in additional paid-in capital on the Company’s Balance Sheets. The new standard requires these amounts to be recasted within these quarters due to the prospective adoption of this standard in the fourth quarter of fiscal 2016. Accordingly, a net tax benefit related to stock-based compensation awards of $104,134 for the quarter ended December 31, 2015 was recognized as a reduction of income tax expense in the statements of earnings. This tax benefit reduced our effective income tax rate 5.2% for the quarter ended December 31, 2015 and resulted in an increase in basic and diluted earnings per share of $0.01 for the quarter ended December 31, 2015.

Statement of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included as hypothetical inflows and outflows in both the operating and financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and a decrease in net cash used by financing activities of $348,000 for the three months ended December 31, 2015.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Net income	$876,930	$1,487,454
Weighted average common shares	13,567,484	13,288,679
Dilutive potential common shares	223,309	286,483
Weighted average dilutive common shares outstanding	13,790,793	13,575,162
Net income per common share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than three years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. The maturity dates of the Company’s CDs at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
Less than one year	$7,930,075	$5,527,075
1-3 years	13,281,000	10,703,000
Total	$21,211,075	$16,230,075

Note 4. Stock Based Compensation

The Company recorded $593,746 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2016 of which $539,046 is included in selling, general and administrative expense, and $54,700 is included in cost of sales. The Company recorded $226,767 of compensation expense related to current and past equity awards for the three months ended December 31, 2015 of which $204,881 was included in selling, general and administrative expense, and $21,886 was included in cost of sales. As of December 31, 2016, $6,860,649 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 7.8 years.

There were no stock options granted during the three-month periods ended December 31, 2016 and December 31, 2015. The following is a summary of stock option activity during the three months ended December 31, 2016:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2016	54,800	$3.13
Granted	-	-
Exercised	(10,000)	3.30
Cancelled or Forfeited	-	-
Outstanding at December 31, 2016	44,800	$3.09

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At December 31, 2016, the weighted average remaining contractual term for all outstanding and exercisable stock options was 3.2 years and their aggregate intrinsic value was $788,892. During the three months ended December 31, 2016, the Company received proceeds of $17 from the exercise of stock options. During the three months ended December 31, 2015, exercised stock options totaled 8,000 shares, resulting in $34,990 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

There were no restricted stock awards granted during the three-month period ended December 31, 2016. During the three-month period ended December 31, 2015, the Company granted employees restricted stock awards totaling 8,500 shares of common stock, with a vesting term of five years and a fair value of $13.64 per share. Restricted stock transactions during the three-month period ended December 31, 2016 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2016	563,570	$14.26
Granted	-	-
Vested	(2,000)	13.59
Forfeited	-	-
Unvested at December 31, 2016	561,570	$14.26

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2016 and December 31, 2015, employees purchased 11,144 and 10,352 shares at a price of $15.21 and $11.40 per share, respectively. After the employee purchase on December 31, 2016, 131,978 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016 and September 30, 2016, the balance in the allowance for doubtful accounts was $90,473 and $93,473, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2016	September 30, 2016
Raw materials	$5,997,636	$5,702,762
Work-in-progress	650,736	471,305
Finished goods	2,066,273	2,199,088
Inventories	$8,714,645	$8,373,155

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,
	2016	2015
Customer A	28%	26%
Customer B	14%	13%

As of December 31, 2016, Customers B, C, and A accounted for 19%, 15%, and 11% of accounts receivable, respectively. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. Customers A and B are both distributors.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2016 did not indicate an impairment of goodwill. During the quarter ended December 31, 2016, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2016, the Company has nine patents granted and nine pending applications inside the United States.

Note 9. Income Taxes

For the three months ended December 31, 2016, the Company recorded a provision for income taxes of $367,000, reflecting an effective tax rate of 29.5%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits, expenses related to equity award compensation and favorable discrete items for the quarter from tax benefits related to stock-based compensation awards.

As of both December 31, 2016 and September 30, 2016, the Company had a remaining valuation allowance of approximately $322,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended December 31, 2016.

For the three months ended December 31, 2015, the Company recorded a provision for income taxes of $526,000, reflecting an effective tax rate of 26.1%. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the quarter from tax benefits related to stock-based compensation awards and research and development credits which were permanently extended in December 2015 by the federal government.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability.

As of December 31, 2016, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2016, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2016 and 2015 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2016.

OVERVIEW

General

Clearfield, Inc. designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (Traditional Carriers), including large national and global telecom providers (Tier 1), wireless operators, MSO/cable TV companies, utility/municipality, enterprise, data center and military markets, while also serving the broadband needs of the competitive local exchange carriers (Alternative Carriers).

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

RESULTS OF OPERATIONS

Three months ended December 31, 2016 vS. three months ended December 31, 2015

Net sales for the first quarter of fiscal 2017 ended December 31, 2016 were $18,266,000, an increase of approximately 16% or $2,576,000, from net sales of $15,690,000 for the first quarter of fiscal 2016. Net sales to broadband service providers and commercial data networks customers were $17,020,000 in the first quarter of fiscal 2017 versus $14,644,000 in the same period of fiscal 2016. Among this group, the Company recorded $1,586,000 in international sales for the first quarter of fiscal 2017 versus $746,000 in the same period of fiscal 2016. Net sales to build-to-print and OEM customers were $1,246,000 in the first quarter of fiscal 2017 versus $1,046,000 in the same period of fiscal 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 9% and 5% of total net sales for the first quarters of fiscal 2017 and 2016, respectively.

The increase in net sales for the quarter ended December 31, 2016 of $2,576,000 compared to the quarter ended December 31, 2015 is primarily attributable to an increase of $2,462,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier customers, wireless customers, as well as expanded sales channels. Also, international sales increased $840,000 during the same period due to an increase in demand and more favorable foreign currency exchange rates. Net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $726,000 in the quarter ended December 31, 2016. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2017 was $11,057,000, an increase of $2,044,000, or 23%, from $9,013,000 in the comparable period of fiscal 2016. Gross margin was 39.5% in the fiscal 2017 first quarter, down from 42.6% for the fiscal 2016 first quarter. Gross profit increased $532,000, or 8%, to $7,209,000 for the quarter ended December 31, 2016 from $6,677,000 in the comparable period in fiscal 2016. The increase in gross profit in the first quarter of fiscal 2017 was due to increased volume while the decrease in gross margin for the quarter was due to a higher percentage of sales to the Tier 1 customer group, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased $1,321,000, or 28%, to $6,018,000 in the fiscal 2017 first quarter from $4,697,000 for the fiscal 2016 first quarter. The increase in the first quarter of fiscal 2017 consists primarily of higher compensation expenses in the amount of $811,000 mainly due to additional personnel, wage increases, and higher performance compensation accruals. Also contributing to the increase were increased selling, general and administrative stock compensation expense of $334,000, and increased development costs of $217,000 when compared to the fiscal 2016 first quarter.

Income from operations for the quarter ended December 31, 2016 was $1,191,000 compared to income from operations of $1,980,000 for the comparable quarter of fiscal 2016, a decrease of approximately 40%. This decrease is attributable to increased selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2016 was $53,000 compared to $34,000 for the comparable quarter for fiscal 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $367,000 and $526,000 for the quarters ended December 31, 2016 and 2015, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $159,000 from the first quarter for fiscal 2016 is primarily due to lower profitability in the first quarter of fiscal 2017. The increase in the income tax expense rate to 29.5% for the first quarter of fiscal 2017 from 26.1% for the first quarter of fiscal 2016 is primarily the result of the Company having additional positive discrete items during the first quarter of fiscal 2016 primarily related to excess tax benefits for stock-based compensation awards.

The Company’s net income for the quarter ended December 31, 2016 was $877,000, or $0.06 per basic and diluted share. The Company’s net income for the quarter ended December 31, 2015 was $1,487,000, or $0.11 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $29,988,000 at December 31, 2016 compared to $33,541,000 at September 30, 2016. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $13,281,000 as of December 31, 2016, compared to $10,703,000 as of September 30, 2016. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at December 31, 2016 or September 30, 2016.

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

Operating Activities

Net cash used in operating activities totaled $605,000 for the three months ended December 31, 2016. This was primarily due to net income of $877,000, non-cash expenses for depreciation and amortization of $389,000, and stock based compensation of $594,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and other assets of $548,000 and $228,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased three days to 38 days from September 30, 2016 to December 31, 2016. The decrease in other assets primarily represents a decrease in the current income tax receivable. Changes in working capital items using cash include an increase in inventory of $341,000 and a decrease in accounts payable and accrued expenses of $2,900,000. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels while the decrease in accounts payable and accrued expenses primarily reflects fiscal 2016 accrued bonus compensation accruals paid in the first quarter of fiscal 2017.

Net cash provided by operating activities totaled $2,258,000 for the three months ended December 31, 2015. This was primarily due to net income of $1,487,000, non-cash expenses for depreciation and amortization of $349,000, deferred taxes of $479,000, and stock based compensation of $227,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventory of $991,000 and $239,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased six days to 29 days from September 30, 2015 to December 31, 2015. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items using cash include a decrease in accounts payable and accrued expenses in the amount of $1,353,000, primarily reflecting fiscal 2015 accrued bonus compensation accruals paid in the first quarter of fiscal 2016, and cash used for other assets of $163,000.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2016, we used cash to purchase $7,440,000 of FDIC-backed securities and received $2,459,000 on CDs that matured. Purchases of capital equipment and patents, mainly related to information technology and manufacturing equipment, consumed $529,000 of cash.

During the three months ended December 31, 2015, we used cash to purchase $1,184,000 of FDIC-backed securities and received $1,886,000 on CDs that matured. Purchases of capital equipment and patents, mainly related to information technology and manufacturing equipment, consumed $227,000 of cash.

Financing Activities

For the three months ended December 31, 2016, we received $170,000 from employees’ participation and purchase of stock through our ESPP and used $10,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As of December 31, 2016, we had authority to purchase approximately $6,817,000 in additional shares under the repurchase program announced on November 13, 2014.

For the three months ended December 31, 2015, we received $118,000 from employees’ participation and purchase of stock through our ESPP. We also received $35,000 from the issuance of stock as a result of employees exercising options. Additionally, we used $257,000 to repurchase our common stock during the first quarter of fiscal 2016.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2016.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2016, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2016	98	$18.15	—	$—
November 1-30, 2016	444	19.25	—	—
December 1-31, 2016	—	—	—	—
Total	542	$19.05	—	$6,817,082

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

In the three months ending December 31, 2016, the Company repurchased a total of 542 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

February 7, 2017	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2017	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

