Form 10-Q
period 2017-03-31
Clearfield, Inc.
filed 2017-05-04
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Smaller reporting company [_] Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2017
Common stock, par value $.01	14,094,112

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2017	(Audited) September 30, 2016
Assets
Current Assets
Cash and cash equivalents	$22,483,013	$28,014,321
Short-term investments	5,813,150	5,527,075
Accounts receivables, net	8,114,221	7,999,210
Inventories	9,970,877	8,373,155
Other current assets	974,990	1,198,917
Total current assets	47,356,251	51,112,678

Property, plant and equipment, net	6,024,930	5,780,814

Other Assets
Long-term investments	15,015,000	10,703,000
Goodwill	2,570,511	2,570,511
Other	438,720	428,310
Total other assets	18,024,231	13,701,821
Total Assets	$71,405,412	$70,595,313

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,361,377	2,573,292
Accrued compensation	2,627,890	4,697,138
Accrued expenses	54,793	75,306
Total current liabilities	5,044,060	7,345,736

Other Liabilities
Deferred taxes	411,779	411,779
Deferred rent	248,887	243,755
Total other liabilities	660,666	655,534
Total Liabilities	5,704,726	8,001,270

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,144,112 and 14,126,279, shares issued and outstanding at March 31, 2017 and September 30, 2016	141,441	141,263
Additional paid-in capital	58,642,529	57,320,515
Retained earnings	6,916,716	5,132,265
Total Shareholders’ Equity	65,700,686	62,594,043
Total Liabilities and Shareholders’ Equity	$71,405,412	$70,595,313

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net sales	$17,651,771	$16,947,187	$35,917,933	$32,636,902

Cost of sales	10,208,957	9,666,738	21,266,399	18,679,657

Gross profit	7,442,814	7,280,449	14,651,534	13,957,245

Operating expenses
Selling, general and administrative	6,162,178	5,136,952	12,179,702	9,833,967
Income from operations	1,280,636	2,143,497	2,471,832	4,123,278

Interest income	59,885	39,169	112,619	72,708

Income before income taxes	1,340,521	2,182,666	2,584,451	4,195,986

Income tax expense	433,000	689,687	800,000	1,215,553

Net income	$907,521	$1,492,979	$1,784,451	$2,980,433

Net income per share:
Basic	$0.07	$0.11	$0.13	$0.22
Diluted	$0.07	$0.11	$0.13	$0.22

Weighted average shares outstanding:
Basic	13,589,109	13,309,181	13,578,178	13,298,874
Diluted	13,803,697	13,581,810	13,797,126	13,578,430

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,784,451	$2,980,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800,136	706,176
Deferred taxes	-	1,125,507
(Gain) loss on disposal of assets	(5,100)	1,390
Stock-based compensation	1,183,911	473,193
Changes in operating assets and liabilities:
Accounts receivable, net	(115,011)	(1,843,207)
Inventories	(1,597,722)	(919,675)
Prepaid expenses and other	234,201	(207,489)
Accounts payable and accrued expenses	(2,296,544)	713,999
Net cash (used in) provided by operating activities	(11,678)	3,030,327

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,064,936)	(421,637)
Proceeds from sale of property, plant and equipment	5,100	-
Purchases of investments	(10,166,075)	(3,820,075)
Proceeds from maturities of investments	5,568,000	3,858,000
Net cash used in investing activities	(5,657,911)	(383,712)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	169,500	118,013
Proceeds from issuance of common stock upon exercise of stock options	28,459	84,738
Tax withholding related to exercise of stock options	(10,326)	(36,223)
Repurchase of common stock	(49,352)	(333,761)
Net cash provided by (used in) financing activities	138,281	(167,233)

(Decrease) increase in cash and cash equivalents	(5,531,308)	2,479,382

Cash and cash equivalents, beginning of period	28,014,321	18,071,210

Cash and cash equivalents, end of period	$22,483,013	$20,550,592

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$416,750	$83,884

Non-cash financing activities
Cashless exercise of stock options	$34,268	$234,460

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is required to be adopted by all companies in their first fiscal year beginning after December 15, 2016 but allows companies to early adopt prior to this date. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. Adoption of this standard impacted the previously filed 10-Q for the period ended March 31, 2016 as follows:

Statement of earnings – The standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s Statements of Earnings. Previously, these amounts were recognized in additional paid-in capital on the Company’s Balance Sheets. The new standard requires these amounts to be recasted within these quarters due to the prospective adoption of this standard in the fourth quarter of fiscal 2016. Accordingly, net tax benefits related to stock-based compensation awards of $54,313 and $158,447 for the three and six months ended March 31, 2016, respectively, were recognized as reductions of income tax expense in the statements of earnings. This tax benefit reduced our effective income tax rates 2.5% and 3.7% for the three and six months ended March 31, 2016, respectively, and resulted in an increase in basic and diluted earnings per share of $0.01 for the six months ended March 31, 2016. The change had no effect on basic and diluted earnings per share for the three months ended March 31, 2016.

Statement of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included as hypothetical inflows and outflows in both the operating and financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and a decrease in net cash used by financing activities of $741,000 for the six months ended March 31, 2016.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$907,521	$1,492,979	$1,784,451	$2,980,433
Weighted average common shares	13,589,109	13,309,181	13,578,178	13,298,874
Dilutive potential common shares	214,588	272,629	218,948	279,556
Weighted average dilutive common shares outstanding	13,803,697	13,581,810	13,797,126	13,578,430
Net income per common share:
Basic	$0.07	$0.11	$0.13	$0.22
Diluted	$0.07	$0.11	$0.13	$0.22

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than five years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short term investments on the balance sheet, and investments maturing in one year or greater are classified as long term investments on the balance sheet. The maturity dates of the Company’s CDs at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	September 30, 2016
Less than one year	$5,813,150	$5,527,075
1-5 years	15,015,000	10,703,000
Total	$20,828,150	$16,230,075

Note 4. Stock-Based Compensation

The Company recorded $590,165 and $1,183,911 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2017, respectively. For the three months ended March 31, 2017, $535,464 of this expense is included in selling, general and administrative expense, and $54,701 is included in cost of sales. For the six months ended March 31, 2017, $1,074,510 of this expense is included in selling, general and administrative expense, and $109,401 is included in cost of sales. The Company recorded $246,426 and $473,193 of compensation expense related to current and past equity awards for the three and six months ended March 31, 2016, respectively. For the three months ended March 31, 2016, $224,156 of this expense was included in selling, general and administrative expense, and $22,270 was included in cost of sales. For the six months ended March 31, 2016, $429,037 of this expense was included in selling, general and administrative expense, and $44,156 was included in cost of sales. As of March 31, 2017, $6,324,696 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 7.6 years.

There were no stock options granted during the six month periods ended March 31, 2017 or March 31, 2016. The following is a summary of stock option activity during the six months ended March 31, 2017:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2016	54,800	$3.13
Granted	-	-
Exercised	(15,750)	3.98
Cancelled or Forfeited	-	-
Outstanding at March 31, 2017	39,050	$2.78

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2017, the weighted average remaining contractual term for all outstanding and exercisable stock options was 3.2 years and their aggregate intrinsic value was $533,632. During the six months ended March 31, 2017, the Company received proceeds of $28,459 from the exercise of stock options. During the six months ended March 31, 2016, exercised stock options totaled 57,050 shares, resulting in $84,738 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six month period ended March 31, 2017, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share.

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

Restricted stock transactions during the six month period ended March 31, 2017 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2016	563,570	$14.26
Granted	3,795	16.45
Vested	(5,262)	14.66
Forfeited	(7,526)	14.91
Unvested at March 31, 2017	554,577	$14.26

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

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2017 and September 30, 2016, the balance in the allowance for doubtful accounts was $90,473 and $93,473, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	March 31, 2017	September 30, 2016
Raw materials	$7,190,262	$5,702,762
Work-in-progress	610,219	471,305
Finished goods	2,170,396	2,199,088
Inventories	$9,970,877	$8,373,155

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and six months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Customer A	18%	21%	23%	23%
Customer B	15%	18%	15%	15%
Customer C	11%	*	10%	*

* Less than 10%

As of March 31, 2017, Customers B and C accounted for 22% and 12% of accounts receivable, respectively. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. Customers A and B are both distributors. Customer C is a large national telecom provider (Tier 1).

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2016 did not indicate an impairment of goodwill. During the six months ended March 31, 2017, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2017, the Company has nine patents granted and nine pending applications inside the United States.

Note 9. Income Taxes

For the three and six months ended March 31, 2017, the Company recorded a provision for income taxes of $433,000 and $800,000, respectively, reflecting an effective tax rate of 32.3% and 31.0%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits, expenses related to equity award compensation and favorable discrete items for the three and six months ended March 31, 2017 from tax benefits related to stock-based compensation awards.

As of both March 31, 2017 and September 30, 2016, the Company had a remaining valuation allowance of approximately $322,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended March 31, 2017.

For the three and six months ended March 31, 2016, the Company recorded a provision for income taxes of $690,000 and $1,216,000, respectively, reflecting an effective tax rate of 31.6% and 29.0%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the three and six months ended March 31, 2016 from tax benefits related to stock-based compensation awards and research and development credits which were permanently extended in December 2015 by the federal government.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax assets for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability.

As of March 31, 2017, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2017 and 2016 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2016.

OVERVIEW

General

Clearfield, Inc. designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (Traditional Carriers, within the Tier 2 and Tier 3 broadband markets), including large national and global telecom providers (Tier 1), wireless operators, MSO/cable TV companies, utility/municipality, enterprise, data center and military markets, while also serving the broadband needs of the competitive local exchange carriers (Alternative Carriers). The Company also provides contract manufacturing services for original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 vS. three months ended March 31, 2016

Net sales for the second quarter of fiscal 2017 ended March 31, 2017 were $17,652,000, an increase of approximately 4%, or $705,000, from net sales of $16,947,000 for the second quarter of fiscal 2016. Net sales to broadband service providers and commercial data networks customers were $16,623,000 in the second quarter of fiscal 2017, versus $15,678,000 in the same period of fiscal 2016. Among this group, the Company recorded $1,787,000 in international sales for the second quarter of fiscal 2017, versus $713,000 in the same period of fiscal 2016. Net sales to build-to-print and OEM customers were $1,029,000 in the second quarter of fiscal 2017 versus $1,269,000 in the same period of fiscal 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 10% and 4% of total net sales for the second quarters of fiscal 2017 and 2016, respectively.

The increase in net sales for the quarter ended March 31, 2017 of $705,000 compared to the quarter ended March 31, 2016 is partially attributable to an increase of $115,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier and Tier 1 customers. Also, international sales increased $1,074,000 during the same period due to an increase in demand. Net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $484,000 in the quarter ended March 31, 2017. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the second quarter of fiscal 2017 was $10,209,000, an increase of $542,000, or 6%, from $9,667,000 in the comparable period of fiscal 2016. Gross profit was 42.2% of net sales in the fiscal 2017 second quarter, a decrease from 43.0% of net sales for the fiscal 2016 second quarter. Gross profit increased $163,000, or 2%, to $7,443,000 for the three months ended March 31, 2017 from $7,280,000 in the comparable period in fiscal 2016. The increase in gross profit in the second quarter of fiscal 2017 was due to increased volume while the decrease in gross profit percent for the quarter was due to a higher percentage of sales to the Tier 1 customer group, which typically have lower margins, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased $1,025,000, or 20%, to $6,162,000 in the fiscal 2017 second quarter from $5,137,000 for the fiscal 2016 second quarter. The increase in the second quarter of fiscal 2017 consists primarily of increased compensation costs of $562,000 due primarily to additional sales and marketing personnel, increased stock compensation expense of $311,000, increased product development costs of $209,000, and increased legal expenses of $165,000, somewhat offset by lower performance compensation accruals of $397,000 when compared to the fiscal 2016 second quarter.

Income from operations for the quarter ended March 31, 2017 was $1,281,000 compared to income from operations of $2,143,000 for the comparable quarter of fiscal 2016, a decrease of approximately 40%. This decrease is primarily attributable to increased selling, general and administrative expenses.

Interest income for the quarter ended March 31, 2017 was $60,000 compared to $39,000 for the comparable quarter for fiscal 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017 as well as higher cash invested balances. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $433,000 and $690,000 for the three months ended March 31, 2017 and 2016, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $257,000 from the second quarter of fiscal 2016 is primarily due to lower profitability in the second quarter of fiscal 2017. The increase in the income tax expense rate to 32.3% for the second quarter of fiscal 2017 from 31.6% for the second quarter of fiscal 2016 is primarily the result of the Company having additional positive discrete items during the second quarter of fiscal 2016 primarily related to excess tax benefits for stock-based compensation awards.

The Company’s net income for the three months ended March 31, 2017 was $908,000, or $0.07 per basic and diluted share. The Company’s net income for the three months ended March 31, 2016 was $1,493,000, or $0.11 per basic and diluted share.

Six months ended March 31, 2017 vS. six months ended March 31, 2016

Net sales for the six months ended March 31, 2017 were $35,918,000, an increase of 10%, or approximately $3,281,000, from net sales of $32,637,000 for the first six months of fiscal 2016. Net sales to broadband service providers and commercial data networks customers were $33,651,000 for the first six months of fiscal 2017, versus $30,321,000 in the same period of fiscal 2016. Among this group, the Company recorded $3,373,000 in international sales versus $1,459,000 in the same period of fiscal 2016. Net sales to build-to-print and OEM customers were $2,267,000 in the first six months of fiscal 2017 versus $2,316,000 in the same period of fiscal 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 9% and 4% of total net sales for the first six months of fiscal 2017 and 2016, respectively.

The increase in net sales for the six months ended March 31, 2017 of $3,281,000 compared to the six months ended March 31, 2016 is primarily attributable to an increase of $2,591,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier and Tier 1 customers. Also, international sales increased $1,914,000 during the same period due to an increase in demand. Net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $1,224,000 for the six months ended March 31, 2017. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the six months ended March 31, 2017 was $21,266,000, an increase of $2,586,000, or 14%, from $18,680,000 in the comparable period of fiscal 2016. Gross profit was 40.8% of net sales in the fiscal 2017 first six months, down from 42.8% for the comparable six months in fiscal 2016. Gross profit increased $695,000, or 5%, to $14,652,000 for the six months ended March 31, 2017 from $13,957,000 in the comparable period in fiscal 2016. The increase in cost of sales in the first six months of fiscal 2017 was due to increased volume while the decrease in gross profit percent was due to a higher percentage of sales to the Tier 1 customer group, which typically have lower margins, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased 24%, or $2,346,000, from $9,834,000 for the first six months of fiscal 2016 to $12,180,000 for the first six months of fiscal 2017. The increase in the first six months of fiscal 2017 consists primarily of higher compensation expense in the amount of $1,222,000 mainly due to additional sales and marketing personnel and wage increases. Also contributing to the increase were increased stock compensation expense of $645,000, increased product development costs of $426,000, and increased legal expenses of $178,000 when compared to the same period of fiscal 2016. These were somewhat offset by lower performance compensation accruals of $245,000.

Income from operations for the six months ended March 31, 2017 was $2,472,000 compared to income from operations of $4,123,000 for the first six months of fiscal 2016, a decrease of $1,651,000, or 40%. This decrease is primarily attributable to increased selling, general and administrative expenses.

Interest income for the six months ended March 31, 2017 was $113,000 compared to $73,000 for the comparable period for fiscal 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017 as well as higher cash invested balances. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $800,000 and $1,216,000 for the six months ended March 31, 2017 and 2016, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $416,000 from the six months ended March 31, 2016 is primarily due to lower profitability in the first six months fiscal 2017. The increase in the income tax expense rate to 31.0% for the first six months of fiscal 2017 from 29.0% for the first six months of fiscal 2016 is primarily the result of the Company having additional positive discrete items during the first six months of fiscal 2016 primarily related to excess tax benefits for stock-based compensation awards.

The Company’s net income for the first six months of fiscal 2017 ended March 31, 2017 was $1,784,000, or $0.13 per basic and diluted share. The Company’s net income for the first six months of fiscal 2016 ended March 31, 2016 was $2,980,000, or $0.22 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $28,296,000 at March 31, 2017 compared to $33,541,000 at September 30, 2016. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $15,015,000 as of March 31, 2017, compared to $10,703,000 as of September 30, 2016. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at March 31, 2017 or September 30, 2016.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our Board of Directors. The share repurchase program was originally adopted on November 13, 2014 with $8,000,000 authorized for common stock repurchases. On April 25, 2017, our Board of Directors increased the authorization to $12,000,000 of common stock.

Operating Activities

Net cash used in operating activities totaled $12,000 for the six months ended March 31, 2017. This was primarily due to net income of $1,784,000, non-cash expenses for depreciation and amortization of $800,000, and stock based compensation of $1,184,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease in other assets of $234,000. The decrease in other assets primarily represents a decrease in the current income tax receivable. Changes in working capital items using cash include an increase in accounts receivable of $115,000, an increase in inventory of $1,598,000, and a decrease in accounts payable and accrued expenses of $2,297,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased six days to 41 days from September 30, 2016 to March 31, 2017. The increase in inventory represents an adjustment for seasonal demand along with new product introductions while the decrease in accounts payable and accrued expenses primarily reflects fiscal 2016 accrued bonus compensation accruals paid in the first quarter of fiscal 2017.

Net cash provided by operating activities totaled $3,030,000 for the six months ended March 31, 2016. This was primarily due to net income of $2,980,000, non-cash expenses for depreciation and amortization of $706,000, deferred taxes of $1,126,000, and stock-based compensation of $473,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include increases for the six months ending March 31, 2016 in accounts receivable and inventory of $1,843,000 and $920,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased seven days to 42 days from September 30, 2015 to March 31, 2016. The increase in inventory represented an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items providing cash include an increase in accounts payable and accrued expenses in the amount of $714,000, primarily reflecting inventory purchases.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2017, we used cash to purchase $10,166,000 of FDIC-backed securities and received $5,568,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,065,000 of cash in the six months ended March 31, 2017.

During the six months ended March 31, 2016, we used cash to purchase $3,820,000 of FDIC-backed securities and received $3,858,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $422,000 of cash in the six months ended March 31, 2016.

Financing Activities

For the six months ended March 31, 2017, we received $170,000 from employees’ participation and purchase of stock through our ESPP. We also received $28,000 from stock option exercises. Additionally, we used $49,000 to repurchase our common stock in the six months ended March 31, 2017. As of March 31, 2017, we had authority to purchase approximately $6,768,000 in additional shares under the repurchase program announced on November 13, 2014.

For the six months ended March 31, 2016, we received $118,000 from employees’ participation and purchase of stock through our ESPP. We also received $85,000 from stock option exercises. Additionally, we used $334,000 to repurchase our common stock in the six months ended March 31, 2016.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2017.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2017, CommScope Technologies LLC (“CommScope”) filed a Complaint against Clearfield, Inc. in the United States District Court for the District of Minnesota. The Complaint asserts infringement of thirteen CommScope patents by certain Clearfield products, including our FieldSmart® PON Cabinets, WaveSmart® Ruggedized Splitters, Clearview® Blue and Clearview® Classic Cassettes, FieldShield® Deployment Reel System, SmartRoute® Panel, FieldShield® Multiport SmarTerminal and FieldShield® Hardened Connectors. The asserted CommScope patents are U.S. Patent Nos. 7,233,731; 8,811,791; 7,198,409; 7,809,233; 9,201,206; 7,809,234; 7,816,602; 8,263,861; 8,705,929; 8,938,147; RE42,258; 7,397,997 and 9,122,021. CommScope’s Complaint seeks an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorneys’ fees.

On April 24, 2017, we filed an Answer to CommScope’s Complaint denying all claims of infringement and asserting affirmative defenses on the grounds of non-infringement, invalidity and unenforceability, among others. We intend to vigorously defend this lawsuit and believe that none of our products violate any valid intellectual property of CommScope. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, this litigation may negatively affect our business, results of operations and financial condition due to the likely substantial cost of defense and potential diversion of the attention of company management away from operational activities.

In addition to the matter described above, we are exposed to a number of asserted and unasserted legal claims encountered in the ordinary course of business. Although the outcome of any such legal action cannot be predicted, we do not believe that any of these other claims or potential claims will be material to our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2017, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2017	—	$—	—	$6,817,082
February 1-28, 2017	—	—	—	6,817,082
March 1-31, 2017	2,991	16.50	2,991	6,767,730
Total	2,991	$16.50	2,991	$6,767,730

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

The Company may also repurchase shares of our common stock in connection with payment of taxes upon vesting of restricted stock previously issued to employees. There were no such repurchases during the quarter ended March 31, 2017.

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

CLEARFIELD, INC.

May 4, 2017	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)