Form 10-Q
period 2017-06-30
Clearfield, Inc.
filed 2017-07-31
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES    [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2017
Common stock, par value $.01	13,934,910

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2017	(Audited) September 30, 2016
Assets
Current Assets
Cash and cash equivalents	$19,748,097	$28,014,321
Short-term investments	5,737,150	5,527,075
Accounts receivables, net	8,052,829	7,999,210
Inventories	9,338,613	8,373,155
Other current assets	869,150	1,198,917
Total current assets	43,745,839	51,112,678

Property, plant and equipment, net	5,511,450	5,780,814

Other Assets
Long-term investments	17,153,000	10,703,000
Goodwill	2,570,511	2,570,511
Other	484,989	428,310
Total other assets	20,208,500	13,701,821
Total Assets	$69,465,789	$70,595,313

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,196,152	2,573,292
Accrued compensation	2,077,040	4,697,138
Accrued expenses	60,222	75,306
Total current liabilities	4,333,414	7,345,736

Other Liabilities
Deferred taxes	411,779	411,779
Deferred rent	266,228	243,755
Total other liabilities	678,007	655,534
Total Liabilities	5,011,421	8,001,270

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 500 shares; no shares outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,961,112 and 14,126,279, shares issued and outstanding at June 30, 2017 and September 30, 2016	139,611	141,263
Additional paid-in capital	56,594,725	57,320,515
Retained earnings	7,720,032	5,132,265
Total Shareholders’ Equity	64,454,368	62,594,043
Total Liabilities and Shareholders’ Equity	$69,465,789	$70,595,313

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net sales	$19,611,297	$21,598,720	$55,529,230	$54,235,622

Cost of sales	11,674,047	12,258,523	32,940,446	30,938,180

Gross profit	7,937,250	9,340,197	22,588,784	23,297,442

Operating expenses
Selling, general and administrative	6,614,693	5,878,352	18,794,395	15,712,319
Income from operations	1,322,557	3,461,845	3,794,389	7,585,123

Interest income	73,759	41,608	186,378	114,316

Income before income taxes	1,396,316	3,503,453	3,980,767	7,699,439

Income tax expense	593,000	1,141,392	1,393,000	2,356,945

Net income	$803,316	$2,362,061	$2,587,767	$5,342,494

Net income per share:
Basic	$0.06	$0.18	$0.19	$0.40
Diluted	$0.06	$0.17	$0.19	$0.39

Weighted average shares outstanding:
Basic	13,522,755	13,397,509	13,559,704	13,331,632
Diluted	13,598,582	13,806,928	13,730,945	13,654,476

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$2,587,767	$5,342,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,205,769	1,068,297
Impairment of long-lived assets	643,604	-
Deferred taxes	-	2,185,534
(Gain) loss on disposal of assets	(5,100)	1,135
Stock-based compensation	1,774,330	843,658
Changes in operating assets and liabilities:
Accounts receivable, net	(53,619)	(2,716,263)
Inventories	(965,458)	(923,530)
Prepaid expenses and other	324,206	(399,662)
Accounts payable and accrued expenses	(2,989,849)	1,526,993
Net cash provided by operating activities	2,521,650	6,928,656

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,631,127)	(982,245)
Proceeds from sale of property, plant and equipment	5,100	-
Purchases of investments	(13,279,075)	(5,508,075)
Proceeds from maturities of investments	6,619,000	5,761,000
Net cash used in investing activities	(8,286,102)	(729,320)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	334,692	254,426
Proceeds from issuance of common stock upon exercise of stock options	28,718	473,651
Tax withholding related to exercise of stock options and restricted stock vestings	(462,120)	(77,291)
Repurchase of common stock	(2,403,062)	(333,761)
Net cash (used in) provided by financing activities	(2,501,772)	317,025

(Decrease) increase in cash and cash equivalents	(8,266,224)	6,516,361

Cash and cash equivalents, beginning of period	28,014,321	18,071,210

Cash and cash equivalents, end of period	$19,748,097	$24,587,571

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$893,483	$338,616

Non-cash financing activities
Cashless exercise of stock options	$34,268	$541,016

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is required to be adopted by all companies in their first fiscal year beginning after December 15, 2016 but allows companies to early adopt prior to this date. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. Adoption of this standard impacted the previously filed 10-Q for the period ended June 30, 2016 as follows:

Statement of earnings – The standard requires that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s Statements of Earnings. Previously, these amounts were recognized in additional paid-in capital on the Company’s Balance Sheets. The new standard requires these amounts to be recasted within these quarters due to the prospective adoption of this standard in the fourth quarter of fiscal 2016. Accordingly, net tax benefits related to stock-based compensation awards of $79,640 and $238,087 for the three and nine months ended June 30, 2016, respectively, were recognized as reductions of income tax expense in the statements of earnings. This tax benefit reduced our effective income tax rates 2.3% and 3.1% for the three and nine months ended June 30, 2016, respectively, and resulted in an increase in basic and diluted earnings per share of $0.01 for both the three and nine months ended June 30, 2016.

Statement of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included as hypothetical inflows and outflows in both the operating and financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and a decrease in net cash used by financing activities of $1,786,000 for the nine months ended June 30, 2016.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$803,316	$2,362,061	$2,587,767	$5,342,494
Weighted average common shares	13,522,755	13,397,509	13,559,704	13,331,632
Dilutive potential common shares	75,827	409,419	171,241	322,844
Weighted average dilutive common shares outstanding	13,598,582	13,806,928	13,730,945	13,654,476
Net income per common share:
Basic	$0.06	$0.18	$0.19	$0.40
Diluted	$0.06	$0.17	$0.19	$0.39

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than five years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short term investments on the balance sheet, and investments maturing in one year or greater are classified as long term investments on the balance sheet. The maturity dates of the Company’s CDs at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017	September 30, 2016
Less than one year	$5,737,150	$5,527,075
1-5 years	17,153,000	10,703,000
Total	$22,890,150	$16,230,075

Note 4. Stock-Based Compensation

The Company recorded $590,419 and $1,774,330 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2017, respectively. For the three months ended June 30, 2017, $535,719 of this expense is included in selling, general and administrative expense, and $54,700 is included in cost of sales. For the nine months ended June 30, 2017, $1,610,229 of this expense is included in selling, general and administrative expense, and $164,101 is included in cost of sales. The Company recorded $370,465 and $843,658 of compensation expense related to current and past equity awards for the three and nine months ended June 30, 2016, respectively. For the three months ended June 30, 2016, $336,310 of this expense was included in selling, general and administrative expense, and $34,155 was included in cost of sales. For the nine months ended June 30, 2016, $765,347 of this expense was included in selling, general and administrative expense, and $78,311 was included in cost of sales. As of June 30, 2017, $5,750,033 of total unrecognized compensation expense related to non-vested restricted stock awards is expected to be recognized over a period of approximately 7.3 years.

There were no stock options granted during the nine month periods ended June 30, 2017 or June 30, 2016. The following is a summary of stock option activity during the nine months ended June 30, 2017:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2016	54,800	$3.13
Granted	-	-
Exercised	(15,850)	3.97
Cancelled or Forfeited	-	-
Outstanding at June 30, 2017	38,950	$2.79

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2017, the weighted average remaining contractual term for all outstanding and exercisable stock options was 3.0 years and their aggregate intrinsic value was $405,657. During the nine months ended June 30, 2017, the Company received proceeds of $28,718 from the exercise of stock options. During the nine months ended June 30, 2016, exercised stock options totaled 172,450 shares, resulting in $473,651 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine month period ended June 30, 2017, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share.

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

Restricted stock transactions during the nine month period ended June 30, 2017 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2016	563,570	$14.26
Granted	3,795	16.45
Vested	(88,814)	17.36
Forfeited	(7,952)	15.05
Unvested at June 30, 2017	470,599	$13.68

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2017 and December 31, 2016, employees purchased 14,723 and 11,144 shares at a price of $11.22 and $15.21 per share, respectively. After the employee purchase on June 30, 2017, 117,255 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2017 and September 30, 2016, the balance in the allowance for doubtful accounts was $79,085 and $93,473, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2017	September 30, 2016
Raw materials	$7,096,105	$5,702,762
Work-in-progress	653,701	471,305
Finished goods	1,588,807	2,199,088
Inventories	$9,338,613	$8,373,155

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Customer A	15%	15%	20%	20%
Customer B	15%	20%	15%	17%
Customer C	*	11%	*	*

* Less than 10%

As of June 30, 2017, Customer B accounted for 18% accounts receivable. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. Customers A and B are both distributors. Customer C is an Alternative Carrier.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2016 did not indicate an impairment of goodwill. During the nine months ended June 30, 2017, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2017, the Company has ten patents granted and ten pending applications inside the United States.

Note 9. Impairment of Long-Lived Assets

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. During the three and nine months ended June 30, 2017, the Company incurred an impairment charge on long-lived assets of $643,604. This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets occurred during the three and nine months ended June 30, 2016.

Note 10. Income Taxes

For the three and nine months ended June 30, 2017, the Company recorded a provision for income taxes of $593,000 and $1,393,000, respectively, reflecting an effective tax rate of 42.5% and 35.0%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits, expenses related to equity award compensation and unfavorable discrete items for the three and nine months ended June 30, 2017 from tax shortfalls related to stock-based compensation awards.

As of both June 30, 2017 and September 30, 2016, the Company had a remaining valuation allowance of approximately $322,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company has determined that there should be no change in this existing valuation allowance in the quarter ended June 30, 2017.

For the three and nine months ended June 30, 2016, the Company recorded a provision for income taxes of $1,141,392 and $2,356,945, respectively, reflecting an effective tax rate of 32.6% and 30.6%, respectively. The primary difference between the effective tax rate and the statutory tax rate is related to nondeductible meals and entertainment, expenses related to equity award compensation and favorable discrete items for the three and nine months ended June 30, 2016 from tax benefits related to stock-based compensation awards and research and development credits which were permanently extended in December 2015 by the federal government.

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

As of June 30, 2017, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 11. Accounting Pronouncements

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2017 and 2016 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2016.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 vS. three months ended June 30, 2016

Net sales for the third quarter of fiscal 2017 ended June 30, 2017 were $19,611,000, a decrease of approximately 9%, or $1,988,000, from net sales of $21,599,000 for the third quarter of fiscal 2016. Net sales to broadband service providers and commercial data networks customers were $18,857,000 in the third quarter of fiscal 2017, versus $20,018,000 in the same period of fiscal 2016. Among this group, the Company recorded $1,174,000 in international sales for the third quarter of fiscal 2017, versus $1,147,000 in the same period of fiscal 2016. Net sales to build-to-print and OEM customers were $754,000 in the third quarter of fiscal 2017 versus $1,581,000 in the same period of fiscal 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 6% and 5% of total net sales for the third quarters of fiscal 2017 and 2016, respectively.

The decrease in net sales for the quarter ended June 30, 2017 of $1,988,000 compared to the quarter ended June 30, 2016 is primarily attributable to a decrease in the ongoing builds of an Alternative Carrier customer of $2,088,000 in the quarter ended June 30, 2017. The Company had an increase of $73,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier and Tier 1 customers. International sales increased $27,000 during the same period due to an increase in demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2017 was $11,674,000, a decrease of $585,000, or 5%, from $12,259,000 in the comparable period of fiscal 2016. Gross profit was 40.5% of net sales in the fiscal 2017 third quarter, a decrease from 43.2% of net sales for the fiscal 2016 third quarter. Gross profit decreased $1,403,000, or 15%, to $7,937,000 for the three months ended June 30, 2017 from $9,340,000 in the comparable period in fiscal 2016. The decrease in gross profit in the third quarter of fiscal 2017 was due to decreased volume while the decrease in gross profit percent for the quarter was due to a higher percentage of sales to the Tier 1 customer group, which typically have lower margins, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased $737,000, or 13%, to $6,615,000 in the fiscal 2017 third quarter from $5,878,000 for the fiscal 2016 third quarter. The increase in the third quarter of fiscal 2017 consists primarily of an increase of $396,000 in compensation costs due primarily to additional sales and marketing personnel, an increase of $199,000 in stock compensation expense, an increase $179,000 in product development costs, an increase of $261,000 in legal expenses, and an impairment of long-lived assets of $644,000 somewhat offset by a decrease of $1,114,000 in performance compensation accruals when compared to the fiscal 2016 third quarter.

Income from operations for the quarter ended June 30, 2017 was $1,323,000 compared to income from operations of $3,462,000 for the comparable quarter of fiscal 2016, a decrease of approximately 62%. This decrease is attributable to decreased gross profit and increased selling, general and administrative expenses.

Interest income for the quarter ended June 30, 2017 was $74,000 compared to $42,000 for the comparable quarter for fiscal 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017 as well as higher cash invested balances. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $593,000 and $1,141,000 for the three months ended June 30, 2017 and 2016, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $548,000 from the third quarter of fiscal 2016 is primarily due to lower profitability in the third quarter of fiscal 2017. The increase in the income tax expense rate to 42.5% for the third quarter of fiscal 2017 from 32.6% for the third quarter of fiscal 2016 is primarily the result of the Company having unfavorable discrete items during the third quarter of fiscal 2017 related to tax shortfalls for stock-based compensation awards.

The Company’s net income for the three months ended June 30, 2017 was $803,000, or $0.06 per basic and diluted share. The Company’s net income for the three months ended June 30, 2016 was $2,362,000, or $0.18 per basic and $0.17 per diluted share.

NINE months ended JUNE 30, 2017 vS. NINE months ended JUne 30, 2016

Net sales for the nine months ended June 30, 2017 were $55,529,000, an increase of 2%, or approximately $1,293,000, from net sales of $54,236,000 for the first nine months of fiscal 2016. Net sales to broadband service providers and commercial data networks customers were $52,508,000 for the first nine months of fiscal 2017, versus $50,340,000 in the same period of fiscal 2016. Among this group, the Company recorded $4,547,000 in international sales versus $2,606,000 in the same period of fiscal 2016. Net sales to build-to-print and OEM customers were $3,021,000 in the first nine months of fiscal 2017 versus $3,896,000 in the same period of fiscal 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 5% of total net sales for the first nine months of fiscal 2017 and 2016, respectively.

The increase in net sales for the nine months ended June 30, 2017 of $1,293,000 compared to the nine months ended June 30, 2016 is primarily attributable to an increase of $2,659,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier and Tier 1 customers. Also, international sales increased $1,941,000 during the same period due to an increase in demand. Net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $3,307,000 for the nine months ended June 30, 2017. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the nine months ended June 30, 2017 was $32,940,000, an increase of $2,002,000, or 6%, from $30,938,000 in the comparable period of fiscal 2016. Gross profit was 40.7% of net sales in the fiscal 2017 first nine months, down from 43.0% for the comparable nine months in fiscal 2016. Gross profit decreased $708,000, or 3%, to $22,589,000 for the nine months ended June 30, 2017 from $23,297,000 in the comparable period in fiscal 2016. The increase in cost of sales in the first nine months of fiscal 2017 was due to increased volume while the decrease in gross profit percent was due to a higher percentage of sales to the Tier 1 customer group, which typically have lower margins, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased 20%, or $3,082,000, from $15,712,000 for the first nine months of fiscal 2016 to $18,794,000 for the first nine months of fiscal 2017. The increase in the first nine months of fiscal 2017 consists primarily of an increase of $1,618,000 in compensation expense mainly due to additional sales and marketing personnel and wage increases. Also contributing to the increase were increased stock compensation expense of $845,000, increased product development costs of $605,000, increased legal expenses of $439,000, and impairment of long-lived assets of $644,000 when compared to the same period of fiscal 2016. These were somewhat offset by lower performance compensation accruals of $1,359,000.

Income from operations for the nine months ended June 30, 2017 was $3,794,000 compared to income from operations of $7,585,000 for the first nine months of fiscal 2016, a decrease of $3,791,000, or 50%. This decrease is primarily attributable to increased selling, general and administrative expenses.

Interest income for the nine months ended June 30, 2017 was $186,000 compared to $114,000 for the comparable period for fiscal 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017 as well as higher cash invested balances. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $1,393,000 and $2,357,000 for the nine months ended June 30, 2017 and 2016, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $964,000 from the nine months ended June 30, 2016 is primarily due to lower profitability in the first nine months fiscal 2017. The increase in the income tax expense rate to 35.0% for the first nine months of fiscal 2017 from 30.6% for the first nine months of fiscal 2016 is primarily the result of the Company having unfavorable discrete items during the third quarter of fiscal 2017 related to tax shortfalls for stock-based compensation awards.

The Company’s net income for the first nine months of fiscal 2017 ended June 30, 2017 was $2,588,000, or $0.19 per basic and diluted share. The Company’s net income for the first nine months of fiscal 2016 ended June 30, 2016 was $5,342,000, or $0.40 per basic and $0.39 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $25,485,000 at June 30, 2017 compared to $33,541,000 at September 30, 2016. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $17,153,000 as of June 30, 2017, compared to $10,703,000 as of September 30, 2016. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at June 30, 2017 or September 30, 2016.

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

Operating Activities

Net cash provided by operating activities totaled $2,522,000 for the nine months ended June 30, 2017. This was primarily due to net income of $2,588,000, non-cash expenses for depreciation and amortization of $1,206,000, stock based compensation of $1,774,000 and impairment of long-lived assets of $644,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease in other assets of $324,000. The decrease in other assets primarily represents a decrease in the current income tax receivable. Changes in working capital items using cash include an increase in accounts receivable of $54,000, an increase in inventory of $965,000, and a decrease in accounts payable and accrued expenses of $2,990,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased two days to 37 days from September 30, 2016 to June 30, 2017. The increase in inventory represents an adjustment for seasonal demand along with new product introductions while the decrease in accounts payable and accrued expenses primarily reflects fiscal 2016 accrued bonus compensation accruals paid in the first quarter of fiscal 2017.

Net cash provided by operating activities totaled $6,929,000 for the nine months ended June 30, 2016. This was primarily due to net income of $5,342,000, non-cash expenses for depreciation and amortization of $1,068,000, deferred taxes of $2,186,000, and stock-based compensation of $844,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include increases for the nine months ending June 30, 2016 in accounts receivable and inventory of $2,716,000 and $924,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased two days to 37 days from September 30, 2015 to June 30, 2016. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items providing cash include an increase in accounts payable and accrued expenses in the amount of $1,527,000, primarily reflecting inventory purchases and increased compensation accruals.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2017, we used cash to purchase $13,279,000 of FDIC-backed securities and received $6,619,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,631,000 of cash in the nine months ended June 30, 2017.

During the nine months ended June 30, 2016, we used cash to purchase $5,508,000 of FDIC-backed securities and received $5,761,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $982,000 of cash in the nine months ended June 30, 2016.

Financing Activities

For the nine months ended June 30, 2017, we received $335,000 from employees’ participation and purchase of stock through our ESPP. We also received $29,000 from stock option exercises. The Company used $462,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. Additionally, we used $2,403,000 to repurchase our common stock in the nine months ended June 30, 2017. As of June 30, 2017, we had authority to purchase approximately $8,414,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

For the nine months ended June 30, 2016, we received $254,000 from employees’ participation and purchase of stock through our ESPP. We also received $474,000 from stock option exercises. Additionally, we used $334,000 to repurchase our common stock and used $77,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding in the nine months ended June 30, 2016.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2017.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2017, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2017	53,100	$15.50	53,100	$9,944,816
May 1-31, 2017	97,983	14.01	65,800	9,018,809
June 1-30, 2017	46,314	13.17	45,942	8,414,020
Total	197,397	$14.21	164,842	$8,414,020

(1)	Amount remaining from the $8,000,000 repurchase authorization approved by the Company’s Board of Directors in November 2014. On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

In the three months ending June 30, 2017, the Company repurchased a total of 32,555 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

CLEARFIELD, INC.

July 31, 2017	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2017	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

