Form 10-K
period 2017-09-30
Clearfield, Inc.
filed 2017-11-15
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2017.

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

[_] YES        [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $189,907,864.

The number of shares of common stock outstanding as of November 8, 2017 was 13,811,455.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”) is a Minnesota corporation which was founded in 1979. Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.clearfieldconnection.com. The information available on our website is not part of this Report. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the “About Clearfield” link at our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission are also available at the www.sec.gov.

Description of Business

Clearfield, Inc. manufactures, markets and sells an end-to-end fiber management and enclosure platform that consolidates, distributes and protects fiber as it moves from the inside plant to the outside plant and all the way to the home, business and cell site. The Company has extended this product line with a fiber delivery platform of optical cable, connectors and microduct that delivers fiber to environments previously not economically or environmentally viable. The Company has successfully established itself as a value-added supplier to its target market of broadband service providers, including incumbent local exchange carriers (Traditional Carriers, within the Tier 2 and Tier 3 broadband markets), large national and global telecom providers (Tier 1), wireless operators, MSO/cable TV companies, utility/municipality, enterprise, data center and military markets, while also serving the broadband needs of the competitive local exchange carriers (Alternative Carriers). The Company also provides contract manufacturing services for original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.  Clearfield has continued to expand its product offerings and broaden its customer base during its years of operation.

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

The FieldShield YOURx platform consists of hardened terminals, test access points, and multiple drop cable options designed for the most challenging portion of the access network across all fiber drop cable media. FieldShield FLEXdrop, FieldShield Flat Drop, and FieldShield Strong Fiber, through the use of the FieldShield Flexport and Flex Connector, provide same port connectivity regardless of the media being deployed.

The hardened FieldShield YOURx terminal provides a single product use approach at the drop for below grade, pedestal and pole mount options. The FieldShield YOURx-TAP provides a secure demarcation between the service provider and customer equipment and eliminates slack storage problems by utilizing a deploy reel. The pathways between these hardened closures are all interfaced using same port connectivity for both duct and flat drop cable. The YOURx platform continues the Company theme of using a modular, building block approach with tool-less system design focusing on the fiber drop to the customer.

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

C-RAN

Cloud Radio Access Network (C-RAN) uses front-haul fiber to connect the Remote Radio Head (RRH) to a Baseband Unit (BBU) located in a datacenter (i.e., the cloud). C-RAN is an evolution of RAN cellular architecture that traditionally used fiber to backhaul signals from the BBU at a tower back to the mobile core network.

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

Major Customers and Financial Information about Geographic Areas

The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2017, 2016, and 2015:

	Year Ended September 30,
	2017	2016	2015
Customer A	20%	21%	25%
Customer B	15%	16%	*

* Less than 10%

These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us. As of September 30, 2017, Customer B accounted for 19% of accounts receivable. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. Customers A and B are both distributors.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2017	2016	2015
United States	$67,901,000	$71,264,000	$55,324,000
All Other Countries	6,047,000	4,024,000	5,000,000
Total Net Sales	$73,948,000	$75,288,000	$60,324,000

Patents and Trademarks

As of September 30, 2017, we had 11 patents granted and multiple patent applications pending both inside and outside the United States. We have also developed and are using trademarks and logos to market and promote our products, including Clearview®, FieldSmart®, FieldShield®, and CraftSmart®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $3,984,000, $4,568,000, and $3,540,000 as of September 30, 2017, 2016, and 2015, respectively.

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

Employees

As of September 30, 2017, the Company had approximately 230 full-time employees. We also employ seasonal, part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement. We believe our employee relations to be good.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year. Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts. Demand for our products will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results. Other factors that may affect our quarterly operating results include:

•	the volume and timing of orders from and shipments to our customers, particularly significant customers such as Customer A that accounted for 20%, 21% and 25% of sales in the years ended September 30, 2017, 2016, and 2015, respectively, and Customer B that accounted for 15% and 16% in the years ended September 30, 2017 and 2016, respectively;
•	mergers and acquisitions activity among our customers;
•	work stoppages and other developments affecting the operations of our customers;
•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;
•	the timing of new product and service announcements;
•	the availability of products and services;
•	market acceptance of new and enhanced versions of our products and services;
•	variations in the mix of products and services we sell;
•	the utilization of our production capacity and employees;
•	the availability and cost of key components of our products;

•	changes in the valuation allowance relating to our deferred tax assets and the resulting income tax benefits or expenses; and
•	excess tax benefits for stock-based compensation.

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

Our competitors, many of which have significant resources, may make substantial investments in competing products and technologies, or may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. We may litigate to enforce patents issued to us and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.

On January 31, 2017, CommScope Technologies LLC filed a complaint against us asserting infringement of CommScope patents by certain Clearfield products. See Item 3, “Legal Proceedings.” This litigation may negatively affect our business, results of operations and financial condition due to the likely substantial cost of defense and potential diversion of the attention of company management away from operational activities. In addition, an adverse determination in this litigation could have a material adverse effect on our business, financial condition and results of operations.

Additional litigation may be necessary in the future to defend or enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. Any additional litigation also may involve substantial costs and potential diversion of the attention of company management away from operational activities. Any claim of infringement against us could involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of this litigation or the effect of an adverse determination in the current litigation or similar future litigation could have a material adverse effect on our business, financial condition and results of operations.

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

We assemble our products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our products, including injected molded parts, various cabling, optical components, and connectors from third parties, some of whom are single- or limited-source suppliers. If any of our suppliers are unable to ship critical components, we may be unable to manufacture and ship products to our distributors or customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

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

In fiscal year 2017, Customers A and B comprised approximately 20% and 15% of net sales, respectively In fiscal year 2016, Customers A and B comprised approximately 21% and 16% of net sales, respectively. Additionally, in fiscal year 2015, Customer A comprised approximately 25% of net sales. These customers purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us. The loss of any one or more of these customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

We plan to evaluate and potentially implement ERP software solutions and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

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

Our products are often critical to the performance of telecommunications systems. We offer customers limited warranty provisions. If the limitations on the product warranties are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a claim could harm our business.

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

Clearfield leases a 71,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease term is ten years and two months and commenced on January 1, 2015.  However, upon proper notice and payment of a termination fee of approximately $214,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent.

We also have an indirect lease arrangement for a 46,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is three years and commenced on August 1, 2017.

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

On April 24, 2017, we filed an Answer to CommScope’s Complaint denying all claims of infringement and asserting affirmative defenses on the grounds of non-infringement, invalidity and unenforceability, among others. Trial is scheduled for on or about August 1, 2019.

On September 25, 2017 and October 12, 2017, we instituted proceedings with the U.S. Patent and Trademark Office for inter partes reviews to challenge the validity of two of the CommScope patents.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2017	High	Low
Quarter ended December 31, 2016	$21.60	$16.01
Quarter ended March 31, 2017	21.50	15.00
Quarter ended June 30, 2017	16.50	12.20
Quarter ended September 30, 2017	14.80	11.00

Fiscal Year Ended September 30, 2016	High	Low
Quarter ended December 31, 2015	$16.51	$11.59
Quarter ended March 31, 2016	16.24	12.27
Quarter ended June 30, 2016	18.99	15.27
Quarter ended September 30, 2016	20.28	16.82

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown, or commissions and may not represent actual transactions.

Approximate Number of Holders of Common Stock

There were approximately 290 holders of record of our common stock as of September 30, 2017.

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

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the NASDAQ Composite index, which the Company has selected as a broad market index, and the NASDAQ Telecommunications index, which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2012 and its relative performance is tracked through September 30, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Clearfield, Inc., The NASDAQ Stock Market Composite Index

And The NASDAQ Telecommunications Index

Company/Index	September 30, 2012	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017
Clearfield, Inc.	$100.00	$262.82	$249.12	$262.82	$367.91	$266.14
Nasdaq Composite Index	100.00	122.77	148.08	153.99	179.29	221.75
Nasdaq Telecommunications Index	100.00	101.70	115.28	107.06	134.94	136.52

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2017 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2010 Employee Stock Purchase Plan	-	$-	117,255
2007 Stock Compensation Plan	38,950	2.79	1,103,657
Total	38,950	$2.79	1,220,912

There are no equity compensation plans not approved by the Company’s shareholders and all outstanding equity awards have been granted pursuant to shareholder-approved plans. In addition to options, the 2007 Stock Compensation Plan permits restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 42,348 shares of our common stock during the fourth quarter of fiscal year 2017 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees. Additionally, in November 2014, the Company’s Board of Directors authorized an $8,000,000 common stock repurchase program, which was increased by $4,000,000 on April 25, 2017 to a total authorization of $12,000,000. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2017 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2017	34,802	$13.01	34,802	$7,961,269
August 1-31, 2017	105,625	11.66	63,277	7,220,582
September 1-30, 2017	4,212	12.06	4,212	7,169,768
Total	144,639	$12.00	102,291	$7,169,768

(1)	Amount remaining from the $12,000,000 repurchase authorizations approved by the Company’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our financial statements and should be read in conjunction with the Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended September 30
	2017	2016	2015	2014	2013
Selected Statements of Earnings Data
Net sales	$73,947,619	$75,287,726	$60,323,917	$58,045,292	$53,353,080
Gross profit	30,264,259	32,870,248	24,867,953	24,598,766	21,989,578
Income from operations	5,311,883	10,731,692	7,051,355	8,518,126	7,444,735
Income tax expense	1,737,974	2,876,032	2,475,238	3,180,978	2,803,172
Net income	3,847,839	8,013,062	4,682,008	5,432,851	4,733,844
Net income per share basic	$0.28	$0.60	$0.35	$0.42	$0.38
Net income per share diluted	$0.28	$0.59	$0.34	$0.40	$0.36

Selected Balance Sheet Data
Total assets	$69,494,037	$70,595,313	$57,627,617	$51,847,898	$46,413,339
Long-term liabilities	725,796	655,534	1,311,232	-	21,101
Shareholders’ equity	64,525,120	62,594,043	51,279,130	46,746,634	40,078,036

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business: The Company sells highly configurable fiber management and connectivity products to broadband service providers serving the Fiber-to-the-Premises (“FTTP”), Fiber-to-the-Business (“FTTB”), and Fiber-to-the-Cell site markets in the U.S. and in certain limited markets outside the U.S., including countries in the Caribbean, Canada, Central and South America. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products. The Company’s products are sold by its sales employees and independent sales representatives.

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

As of September 30, 2017, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $6,437,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in fiscal year 2016. The state NOL carry forward amounts expire in fiscal years 2018 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

As of September 30, 2016, the Company’s remaining valuation allowance of approximately $322,000 related to state net operating loss carry forwards. During the fourth quarter of 2017, the Company reversed approximately $163,000 of its remaining valuation allowance. Approximately $131,000 of the reversal related to the expiration and utilization of state net operating losses in 2017. The remaining decrease of $32,000 is related to higher future year expected NOL utilization based on updated profitability estimates. The remaining valuation allowance balance as of September 30, 2017 of $159,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 2002. We are generally subject to U.S. federal and state tax examinations for all tax years since 2002 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. In 2007, the Company changed its fiscal year end from March 31 to September 30.

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

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets at September 30, 2017 consisted primarily of property, plant and equipment, patents and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2017, 2016, and 2015 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2017, there were no triggering events that indicated goodwill could be impaired.

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

During the year ended September 30, 2017, the Company incurred an impairment charge on long-lived assets of $643,604. This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2016 or 2015, respectively.

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

Results of Operations

Year ended September 30, 2017 compared to year ended September 30, 2016

Net sales for fiscal year 2017 decreased 2%, or $1,340,000, to $73,948,000 from net sales of $75,288,000 in 2016.

Sales in fiscal year 2017 to commercial data networks and broadband service providers were 95% of net sales, or $69,921,000, compared to $69,850,000, or 93%, of net sales in fiscal 2016. Among this group, the Company recorded $6,047,000 in international sales in fiscal year 2017 versus $4,024,000 in fiscal year 2016. Sales associated with build-to-print manufacturing for original equipment manufacturers outside of the telecommunications market in 2017 were 5% of net sales, or $4,027,000, compared to $5,438,000, or 7%, of net sales in fiscal year 2016. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 5% of net sales for the years ended September 30, 2017 and 2016, respectively.

The decrease in net sales for the fiscal year 2017 as compared to fiscal year 2016 is primarily attributable to a decrease in fiscal year 2017 of the ongoing builds of an Alternative Carrier customer by $4,733,000 as compared to the fiscal year 2016. International sales increased $2,023,000 during the same period due to an increase in demand in fiber deployments. In addition, the Company had an increase of $1,370,000 in fiscal year 2017 net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted above when compared to fiscal 2016. The improvement was due to increased deployments by the Company’s Traditional Carrier and Tier 1 customers. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for fiscal year 2017 was $43,683,000, an increase of $1,266,000, or 3%, from the $42,417,000 in fiscal year 2016. Gross profit decreased 8%, or $2,606,000, from $32,870,000 for fiscal year 2016 to $30,264,000 for fiscal year 2017. Gross profit percent was 40.9% in fiscal year 2017, as compared to 43.7% for fiscal year 2016. The year-over-year decrease in gross profit was primarily due to decreased volume. The decrease in gross profit percent was primarily due to a higher percentage of sales to the Tier 1 customer group, which typically have lower margins, along with a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expense for fiscal year 2017 was $24,952,000, an increase of $2,813,000, or 13%, compared to $22,139,000 for fiscal year 2016. This increase is primarily composed of an increase of $1,793,000 in compensation costs due primarily to additional sales and marketing personnel, an increase of $831,000 in stock compensation expense, an increase of $702,000 in product development costs, an increase of $928,000 in legal expenses, and an impairment of long-lived assets of $644,000, somewhat offset by a decrease of $2,444,000 in performance compensation accruals when compared to fiscal year 2016.

Income from operations for fiscal year 2017 was $5,312,000 compared to $10,732,000 for fiscal year 2016. This decrease is attributable to decreased gross profit and the increased selling, general and administrative expenses described above.

Interest income in fiscal year 2017 was $274,000 compared to $157,000 for fiscal year 2016. The increase is due mainly to higher interest rates earned on its investments in fiscal 2017 as well as higher cash invested balances. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2017 was $1,738,000 compared to $2,876,000 for fiscal year 2016. Due to net operating loss utilization, income tax expense primarily had a non-cash effect on the operating cash flow for the year ended September 30, 2016. The decrease in tax expense of $1,138,000 from the year ended September 30, 2016 is primarily due to decreased profitability in fiscal year 2017. The increase in the income tax expense rate to 31.1% for fiscal year 2017 from 26.4% for fiscal year 2016 is primarily the result of the Company having fewer positive discrete items in fiscal year 2017 compared to fiscal year 2016 as a result of the Company early adopting ASU 2016-09 in the fourth quarter ended September 30, 2016. The accounting standard update required that the tax effects of stock-based compensation be recognized in the income tax provision of the Company’s statement of earnings. For prior quarters of fiscal 2016, the amounts relating to the tax effects of stock-based compensation were recasted to conform to the current year’s presentation. Previously, these amounts were recognized in additional paid-in capital on the Company’s balance sheet. As a result, the Company recognized net tax benefits related to stock-based compensation awards which lowered income tax expense by $675,000 for fiscal year 2016. Our provisions for income taxes include current federal tax expense, state income tax expense, and deferred tax expense.

Net income for fiscal year 2017 was $3,848,000 or $0.28 per basic and diluted share, compared to $8,013,000 or $0.60 per basic share and $0.59 per diluted share for the year 2016.

Year ended September 30, 2016 compared to year ended September 30, 2015

Net sales for fiscal year 2016 increased 25% to $75,288,000 from net sales of $60,324,000 in 2015. Sales growth was experienced from existing clients as well as from the development of new accounts within the telecommunications industry. The growth in sales includes increased sales from within the wireless market and cable provider’s customer group and increased sales to our Alternative Carrier customer group, offset slightly by decreased international sales.

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

Liquidity and Capital Resources

At September 30, 2017, the Company had combined balances of short-term cash and investments and long-term investments of $44,289,000 as compared to $44,244,000 at September 30, 2016. As of September 30, 2017, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $24,473,000 at September 30, 2017, compared to $33,541,000, at September 30, 2016. Investments considered long-term are $19,816,000 at September 30, 2017, compared to $10,703,000 at September 30, 2016. Our excess cash is invested mainly in certificates of deposit and money market accounts. Substantially all of our funds are insured by the FDIC. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at September 30, 2017 or 2016, respectively.

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

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2017 totaled $6,298,000. Cash provided by operations included net income of $3,848,000 for the fiscal year ended September 30, 2017, which included non-cash expenses for depreciation and amortization of $1,622,000, stock-based compensation of $2,320,000, and impairment of long-lived assets of $644,000 offset by changes in operating assets and liabilities using cash. Changes between fiscal year 2017 and fiscal year 2016 in working capital items using cash consisted primarily of a decrease in accounts payable and accrued expenses of $3,065,000 offset slightly by a decrease in accounts receivable of $762,000. The decrease in accounts payable and accrued expenses is primarily due to decreased performance compensation accruals. The decrease in accounts receivable is primarily attributable to decreased sales in the quarter ended September 30, 2017 compared to the same quarter of fiscal 2016. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, was 36 days for September 30, 2017 and 35 days for September 30, 2016.

Net cash generated from operations for the fiscal year ended September 30, 2016 totaled $11,553,000. Cash provided by operations included net income of $8,013,000 for the fiscal year ended September 30, 2016, which included non-cash expenses for depreciation and amortization of $1,449,000 and stock-based compensation of $1,405,000, along with a non-cash benefit from deferred taxes of $2,341,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and made cash payments related to taxes of $1,131,000, $51,000 and $361,000 in the fiscal periods 2016, 2015 and 2014, respectively. Since the federal NOLs are now fully consumed as of September 30, 2016, the Company will no longer have this non-cash tax benefit, which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2016 and fiscal year 2015 in working capital items using cash included increases in accounts receivable, inventory, and other current assets of $1,988,000, $1,190,000, and $813,000, respectively. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2016. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding was 35 days for both September 30, 2016 and September 30, 2015. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in other current assets is primarily due to an increase in income taxes receivable at September 30, 2016. Changes in working capital items providing cash between fiscal year 2016 and fiscal year 2015 included an increase in accounts payable and accrued expenses of $2,324,000, primarily due to increased performance compensation accruals.

Net cash generated from operations for the fiscal year ended September 30, 2015 totaled $6,848,000. Cash provided by operations included net income of $4,682,000 for the fiscal year ended September 30, 2015, which included non-cash expenses for depreciation and amortization of $1,216,000 and stock-based compensation of $1,075,000, along with a non-cash benefit from deferred taxes of $2,342,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and made cash payments related to taxes of $51,000, $361,000 and $154,000 in the fiscal periods 2015, 2014 and 2013, respectively. When the NOLs are fully consumed, the Company will no longer have this non-cash tax benefit which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2015 and fiscal year 2014 in working capital items using cash included increases in inventory and accounts receivable of $1,793,000 and $983,000, respectively. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2015. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding was 35 days for September 30, 2015 and 32 days for September 30, 2014. Changes in working capital items providing cash between fiscal year 2015 and fiscal year 2014 included an increase in accounts payable and accrued expenses of $164,000 and a decrease in other current assets of $121,000.

Investing Activities

For the fiscal year ended September 30, 2017, we used $2,022,000 in cash for the purchase of capital equipment and patents. These purchases were mainly related to information technology and manufacturing equipment. During fiscal year 2017, we purchased $17,630,000 of FDIC-backed certificates of deposit and sold $8,107,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $11,540,000 in fiscal year 2017 as compared to $1,642,000 in fiscal year 2016. In fiscal year 2018, the Company intends to continue investing in the necessary computer hardware and software required to optimize its business, along with appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.

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

Financing Activities

For the fiscal year ended September 30, 2017, the Company used $3,647,000 for the repurchase of common stock. Also, the Company received $335,000 during the fiscal year ended September 30, 2017 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company used $953,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2017 was $4,237,000.

For the fiscal year ended September 30, 2016, the Company used $334,000 for the repurchase of common stock. Also, the Company received $254,000 and $549,000 during the fiscal year ended September 30, 2016 from employees’ purchase of stock through the ESPP and the exercise of stock options, respectively. The Company used $438,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2016 was $32,000.

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

Contractual Obligations as of September 30, 2017

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,597,970	$584,249	$1,161,604	$814,300	$1,037,817
Total	$3,597,970	$584,249	$1,161,604	$814,300	$1,037,817

Operating Leases

We have entered into various non-cancelable operating lease agreements for office equipment and our office and manufacturing spaces in Minnesota and Mexico expiring at various dates through February 2024. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Quarterly Financial Data (Unaudited)

Quarterly data for the years ended September 30, 2017 and 2016 was as follows:

	Quarter Ended
Statement of Earnings Data	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017

Net sales	$18,266,162	$17,651,771	$19,611,297	$18,418,389
Gross profit	7,208,720	7,442,814	7,937,250	7,675,475
Income from operations	1,191,196	1,280,636	1,322,557	1,517,494
Net income	876,930	907,521	803,316	1,260,072
Net income per share Basic	$0.06	$0.07	$0.06	$0.09
Net income per share Diluted	$0.06	$0.07	$0.06	$0.09

	Quarter Ended
Statement of Earnings Data	December 31, 2015		March 31, 2016		June 30, 2016		September 30, 2016

Net sales	$15,689,715		$16,947,187		$21,598,720		$21,052,104
Gross profit	6,676,796		7,280,449		9,340,197		9,572,806
Income from operations	1,979,781		2,143,497		3,461,845		3,146,569
Net income	1,487,454	*	1,492,979	*	2,362,061	*	2,670,568	*
Net income per share Basic	$0.11		$0.11		$0.18		$0.20
Net income per share Diluted	$0.11		$0.11		$0.17		$0.20

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is planning to complete an assessment of its revenue streams during the second and third quarters of fiscal 2018 to determine the impact that this standard will have on its business practices, financial condition, results of operations and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We do not expect adoption to have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04 which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the impact the adoption of this ASU will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in market interest rates on cash, cash equivalents, and short-term investments. These market risks have not changed significantly since September 30, 2016. Increases or decreases in interest rates will have an effect on these balances. At September 30, 2017, and 2016, the Company had cash and cash equivalents and short-term investments totaling $24,473,000 and $33,541,000, respectively. Most of these balances were invested in interest-bearing money market accounts or CD’s maturing within 12 months. Due to the nature of these money market accounts and CD’s, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and short-term investments as a result of changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Clearfield, Inc.

We have audited the accompanying balance sheets of Clearfield, Inc. as of September 30, 2017 and 2016, and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2017. We also have audited Clearfield, Inc.'s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield, Inc. as of September 30, 2017 and 2016 and the results of its operations and cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Clearfield, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

November 15, 2017

CLEARFIELD, INC.

BALANCE SHEETS

	September 30, 2017	September 30, 2016
Assets
Current Assets
Cash and cash equivalents	$18,536,111	$28,014,321
Short-term investments	5,937,150	5,527,075
Accounts receivable, net	7,237,641	7,999,210
Inventories	8,453,567	8,373,155
Other current assets	978,933	1,198,917
Total current assets	41,143,402	51,112,678

Property, plant and equipment, net	5,434,172	5,780,814

Other Assets
Long-term investments	19,816,000	10,703,000
Goodwill	2,570,511	2,570,511
Other	529,952	428,310
Total other assets	22,916,463	13,701,821
Total Assets	$69,494,037	$70,595,313

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,739,791	$2,573,292
Accrued compensation	2,410,026	4,697,138
Accrued expenses	93,304	75,306
Total current liabilities	4,243,121	7,345,736

Other Liabilities
Deferred taxes	444,076	411,779
Deferred rent	281,720	243,755
Total other liabilities	725,796	655,534
Total Liabilities	4,968,917	8,001,270

Commitment and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 13,812,821 and 14,126,279 shares issued and outstanding at September 30, 2017 and 2016, respectively	138,128	141,263
Additional paid-in capital	55,406,888	57,320,515
Retained earnings	8,980,104	5,132,265
Total shareholders’ equity	64,525,120	62,594,043
Total Liabilities and Shareholders’ Equity	$69,494,037	$70,595,313

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF EARNINGS

	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2015

Net sales	$73,947,619	$75,287,726	$60,323,917

Cost of sales	43,683,360	42,417,478	35,455,964

Gross profit	30,264,259	32,870,248	24,867,953

Operating expenses
Selling, general, and administrative	24,952,376	22,138,556	17,816,598
Income from operations	5,311,883	10,731,692	7,051,355

Interest income	273,930	157,402	105,891

Income before income taxes	5,585,813	10,889,094	7,157,246

Income tax expense	1,737,974	2,876,032	2,475,238
Net income	$3,847,839	$8,013,062	$4,682,008

Net income per share Basic	$0.28	$0.60	$0.35
Net income per share Diluted	$0.28	$0.59	$0.34

Shares used in calculation of net income per share:
Basic	13,532,375	13,372,579	13,216,010
Diluted	13,660,806	13,663,349	13,587,532

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained earnings	Total shareholders’
	Shares	Amount	paid-in capital	(accumulated deficit)	equity
Balance at September 30, 2014	13,742,964	$137,430	$56,036,989	$(9,427,785)	$46,746,634
Stock-based compensation expense	-	-	1,074,727	-	1,074,727
Repurchase of common stock	(72,089)	(721)	(848,436)	-	(849,157)
Restricted stock forfeiture, net	(7,900)	(79)	79	-	-
Employee stock purchase plan	20,216	202	211,257	-	211,459
Exercise of stock options, net of shares exchanged for payment	60,011	600	42,506	-	43,106
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(37,544)	(375)	(638,932)	-	(639,307)
Excess tax benefit of stock options exercised	-	-	9,660	-	9,660
Net income	-	-	-	4,682,008	4,682,008
Balance at September 30, 2015	13,705,658	137,057	55,887,850	(4,745,777)	51,279,130
Establishment of deferred tax asset for the adoption of ASU 2016-09	-	-	-	1,864,980	1,864,980
Stock-based compensation expense	-	-	1,404,899	-	1,404,899
Repurchase of common stock	(27,090)	(271)	(333,490)	-	(333,761)
Restricted stock issuance, net	258,266	2,583	(2,583)	-	-
Employee stock purchase plan	22,318	223	254,203	-	254,426
Exercise of stock options, net of shares exchanged for payment	191,853	1,918	546,926	-	548,844
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(24,726)	(247)	(437,290)	-	(437,537)
Net income	-	-	-	8,013,062	8,013,062
Balance at September 30, 2016	14,126,279	141,263	57,320,515	5,132,265	62,594,043
Stock-based compensation expense	-	-	2,319,975	-	2,319,975
Repurchase of common stock	(270,124)	(2,701)	(3,644,613)	-	(3,647,314)
Restricted stock issuance, net	(7,809)	(78)	78	-	-
Employee stock purchase plan	25,867	258	334,434	-	334,692
Exercise of stock options, net of shares exchanged for payment	14,053	140	28,577	-	28,717
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(75,445)	(754)	(952,078)	-	(952,832)
Net income	-	-	-	3,847,839	3,847,839
Balance at September 30, 2017	13,812,821	$138,128	$55,406,888	$8,980,104	$64,525,120

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2015
Cash flows from operating activities:
Net income	$3,847,839	$8,013,062	$4,682,008
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,622,094	1,449,202	1,216,083
Impairment of long-lived assets	643,604	-	-
Deferred income taxes	32,297	2,340,771	2,342,045
Loss on disposal of assets	35,281	12,348	23,196
Stock-based compensation expense	2,319,975	1,404,899	1,074,727
Changes in operating assets and liabilities:
Accounts receivable, net	761,569	(1,988,310)	(983,044)
Inventories	(80,412)	(1,190,301)	(1,792,512)
Other current assets	180,456	(812,811)	121,381
Accounts payable and accrued expenses	(3,064,650)	2,323,891	164,336
Net cash provided by operating activities	6,298,053	11,552,751	6,848,220

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,951,615)	(1,550,128)	(4,518,782)
Purchase of investments	(17,630,075)	(8,138,075)	(10,374,000)
Proceeds from sale of property and equipment	5,100	729	79,936
Patent additions	(69,936)	(77,138)	(24,418)
Sale of investments	8,107,000	8,123,000	9,093,000
Net cash used in investing activities	(11,539,526)	(1,641,612)	(5,744,264)

Cash flows from financing activities:
Repurchase of common stock	(3,647,314)	(333,761)	(849,157)
Proceeds from issuance of common stock under employee stock purchase plan	334,692	254,426	211,459
Proceeds from issuance of common stock	28,717	548,844	43,106
Excess tax benefit from exercise of stock options	-	-	9,660
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(952,832)	(437,537)	(639,307)
Net cash (used in) provided by financing activities	(4,236,737)	31,972	(1,224,239)
(Decrease) increase in cash and cash equivalents	(9,478,210)	9,943,111	(120,283)
Cash and cash equivalents at beginning of year	28,014,321	18,071,210	18,191,493
Cash and cash equivalents at end of year	$18,536,111	$28,014,321	$18,071,210

Supplemental cash flow information
Cash paid during the year for income taxes, net of refunds	$1,471,203	$1,130,930	$50,850

Non-cash financing activities
Cashless exercise of stock options	$34,268	$853,033	$207,738
Establishment of deferred tax asset for the adoption of ASU 2016-09	$-	$1,864,980	$-

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 2017 and 2016 consist entirely of short-term money market accounts.

The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments: The Company currently invests its excess cash in bank certificates of deposit (“CD’s”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC)” with a term of not more than five years. CD’s with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of our CD’s are as follows:

	September 30, 2017	September 30, 2016
Less than one year	$5,937,150	$5,527,075
1-5 years	19,816,000	10,703,000
Total	$25,753,150	$16,230,075

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance for doubtful accounts activity for the years ended September 30, 2017, 2016, and 2015 is as follows:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2017	$93,473	$-	$(14,388)	$79,085
September 30, 2016	79,473	25,000	(11,000)	93,473
September 30, 2015	97,950	-	(18,477)	79,473

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates first in, first out) or market. Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2017	September 30, 2016

Raw materials	$5,991,863	$5,702,762
Work-in-process	724,248	471,305
Finished goods	1,737,456	2,199,088
Inventories	$8,453,567	$8,373,155

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

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10 or life of lease
Vehicles		3

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, plant and equipment consist of the following:

	September 30, 2017	September 30, 2016

Manufacturing Equipment	$5,370,962	$4,585,422
Office Equipment	3,600,006	3,513,002
Leasehold Improvements	2,404,331	2,422,669
Vehicles	193,702	193,702
Property, plant and equipment, gross	11,569,001	10,714,795
Less accumulated depreciation	6,134,829	4,933,981
Property, plant and equipment, net	$5,434,172	$5,780,814

Depreciation expense for the years ended September 30, 2017, 2016, and 2015 were $1,614,272, $1,445,910, and $1,214,512, respectively.

Goodwill and Patents: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2017, 2016, and 2015 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2017, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2017, 2016, or 2015, respectively.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2017, the Company has 11 patents granted and multiple pending applications both inside and outside the United States.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. During the year ended September 30, 2017, the Company incurred an impairment charge on long-lived assets of $643,604 which was charged to selling, general, and administrative expenses. This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets occurred during the years ended September 30, 2016 or 2015, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of both September 30, 2017 and September 30, 2016, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

Research and Development Costs: Research and development costs amounted to $865,568, $838,122, and $750,107, in 2017, 2016, and 2015, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $378,217, $350,399, and $284,093, in 2017, 2016, and 2015, respectively, and are charged to expense when incurred.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively. Weighted average common shares outstanding for the years ended September 30, 2017, 2016, and 2015 were as follows:

Year ended September 30,	2017	2016	2015
Net income	$3,847,839	$8,013,062	$4,682,008
Weighted average common shares	13,532,375	13,372,579	13,216,010
Dilutive potential common shares	128,431	290,770	371,522
Weighted average dilutive common shares outstanding	13,660,806	13,663,349	13,587,532
Earnings per share:
Basic	$0.28	$0.60	$0.35
Diluted	$0.28	$0.59	$0.34

There were no potentially dilutive shares excluded from the calculation above for the years ended September 30, 2017, 2016, and 2015.

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

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is planning to complete an assessment of its revenue streams during the second and third quarters of fiscal 2018 to determine the impact that this standard will have on its business practices, financial condition, results of operations and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We do not expect adoption to have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04 which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the impact the adoption of this ASU will have on our financial statements.

NOTE B – COMMITMENTS AND FACILITIES

Operating Leases: The Company leases office and manufacturing facilities in Minnesota and Mexico for its ongoing operations, which expire at various dates through February 2024. The Company also leases various pieces of office equipment. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. For the years ended September 30, 2017, 2016, and 2015, total rent expense was $768,000, $658,000 and $630,000 respectively. Rent expense includes operating expenses, insurance, and related taxes.

As of September 30, 2017, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2018	$584,249
2019	593,586
2020	568,018
2021	402,123
2022	412,177
Thereafter	1,037,817
Total minimum lease payments	$3,597,970

Share Repurchase: On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will purchase up to $8 million of its outstanding shares of common stock. On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. As of September 30, 2017, the Company may repurchase up to $7,169,768 of its outstanding shares of common stock.

NOTE C – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at $.01 par value and 5,000,000 undesignated shares. From the undesignated shares, 500,000 shares have been designated as Series B Junior Participating Preferred Shares and none of such shares have been issued or are outstanding. The Board of Directors may, by resolution, establish from the remaining undesignated shares different classes or series of shares and may fix the relative rights and preferences of shares in any class or series.

Stock-Based Compensation: The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company currently has one equity compensation plan, the 2007 Stock Compensation Plan, from which it grants equity awards that are used as an incentive for directors, officers, and other employees. The Company’s Stock Option Plan for Non-Employee Directors was terminated in February of 2010 and 67,500 authorized but unissued shares became unavailable for awards because of the termination. The 2007 Stock Compensation Plan has 1,103,657 shares available for issue as of September 30, 2017. As of September 30, 2017, $5,208,269 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 7.1 years. The Company recorded related compensation expense for the years ended September 30, 2017, 2016, and 2015 of $2,319,975, $1,404,899, and $1,074,727, respectively. For the year ended September 30, 2017, $2,103,621 of this expense was included in selling, general and administrative expense and $216,354 was included in cost of sales. For the year ended September 30, 2016, $1,272,656 of this expense was included in selling, general and administrative expense and $132,243 was included in cost of sales. For the year ended September 30, 2015, all of this expense was included in selling, general and administrative expense.

Stock Options: The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The Company did not grant stock options during the years ended September 30, 2017, 2016, and 2015.

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. However, options granted to directors have a one year vesting period and a six year contractual term. Shares issued upon exercise of a stock option are issued form the Company’s authorized but unissued shares. There were no options vested during the year ended September 30, 2017 and 2016, respectively. For the year ended September 30, 2017, there were 10,500 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2016, there were 152,484 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2017 and 2016 was $237,172 and $2,644,220, respectively. The intrinsic value of options exercisable as of September 30, 2017 is $421,237.

NOTE C – SHAREHOLDERS’ EQUITY – Continued

Option transactions under the 2007 Stock Compensation Plan during the years ended September 30, 2017 and 2016 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding at September 30, 2015	297,384	$5.29
Granted	-	-	-
Cancelled or Forfeited	-	-
Exercised	(242,584)	5.78
Outstanding at September 30, 2016	54,800	3.13
Granted	-	-	-
Cancelled or Forfeited	-	-
Exercised	(15,850)	3.97
Outstanding at September 30, 2017	38,950	$2.79

The following table summarizes information concerning options exercisable under the 2007 Stock Compensation Plan:

Year ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
September 30, 2017	38,950	2.73	$2.79
September 30, 2016	54,800	2.83	$3.13

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2017	38,950	2.73	$2.79	$421,237
September 30, 2016	54,800	2.83	$3.13	$858,771

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards. The Company awards restricted stock grants to employees that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2017 and 2016 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2015	409,130	$9.97
Granted	269,173	17.43
Vested	(103,826)	7.99
Forfeited	(10,907)	12.99
Unvested shares at September 30, 2016	563,570	14.26
Granted	3,795	16.45
Vested	(185,231)	12.30
Forfeited	(11,604)	14.79
Unvested shares at September 30, 2017	370,530	$15.24

NOTE C – SHAREHOLDERS’ EQUITY – Continued

The Company repurchased a total of 75,445 shares of our common stock at an average price of $12.63 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2017. The Company repurchased a total of 19,072 shares of our common stock at an average price of $17.97 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2016.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phases that ended on December 31, 2016 and June 30, 2017, employees purchased 11,144 and 14,723 shares, respectively, at a price of $15.21 and $11.22 per share, respectively. For the phases that ended on December 31, 2015 and June 30, 2016, employees purchased 10,352 and 11,966 shares, respectively, at a price of $11.40 per share. As of September 30, 2017, the Company has withheld approximately $73,542 from employees participating in the phase that began on July 1, 2017. After the employee purchase on June 30, 2017, 117,255 shares of common stock were available for future purchase under the ESPP.

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

NOTE D – INCOME TAXES – Continued

Statements of cash flows – The standard requires that excess tax benefits from stock-based employee awards be reported as operating activities in the Company’s Statements of Cash Flows. Previously, these cash flows were included as hypothetical inflows/outflows in both operating and financing activities. The Company elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and a decrease in net cash used by financing activities of $348,000, $741,000, and $1,786,000 for the three months ended December 31, 2015, the six months ended March 31, 2016, and the nine months ended June 30, 2016, respectively, compared to the previously filed Form 10-Qs.

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

As of September 30, 2016, the Company’s remaining valuation allowance of approximately $322,000 related to state net operating loss carry forwards. During the fourth quarter of 2017, the Company reversed approximately $163,000 of its remaining valuation allowance. Approximately $131,000 of the reversal related to the expiration and utilization of state net operating losses in 2017. The remaining decrease of $32,000 is related to higher future year expected NOL utilization based on updated profitability estimates. The remaining valuation allowance balance as of September 30, 2017 of $159,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

NOTE D – INCOME TAXES – Continued

The valuation allowance activity for the years ended September 30, 2017, 2016, and 2015 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Benefit	Reversal for State NOL Expiration and Utilization	Balance at End of Year
September 30, 2017	$322,404	$(32,154)	$(131,096)	$159,154
September 30, 2016	658,808	(78,044)	(258,360)	322,404
September 30, 2015	847,826	(53,836)	(135,182)	658,808

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2017	September 30, 2016
Long-term deferred income tax assets (liabilities):
Intangibles	$(90,085)	$(67,450)
Property and equipment depreciation	(948,653)	(815,374)
Net operating loss carry forwards and credits	551,125	702,113
Stock-based compensation	209,645	221,905
Inventories	503,632	388,292
Prepaid expenses	(48,847)	(44,511)
Accrued expenses and reserves	404,649	312,227
Goodwill	(866,388)	(786,577)
Gross long-term deferred tax liability	(284,922)	(89,375)
Valuation allowance	(159,154)	(322,404)
Net long-term deferred tax liability	$(444,076)	$(411,779)

As of September 30, 2017 and 2016, the current income tax receivable was approximately $409,000 and $643,000, respectively. Current income tax receivable amounts are included in Other Current Assets in the Company’s balance sheets.

During the quarter ended December 31, 2015, the Company early adopted ASU 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

As of September 30, 2017, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $6,437,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in fiscal year 2016. The state NOL carry forward amounts expire in fiscal years 2018 through 2022 if not utilized. In addition, as of September 30, 2017, the Company has Minnesota research and development and alternative minimum tax credits of $159,000 and $46,000, respectively. The Company has not recorded a valuation allowance on these deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2030.

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the Company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

NOTE D – INCOME TAXES – Continued

Under ASU No. 2016-09, an entity recognizes all excess tax benefits and tax deficiencies relating to stock-based compensation as income tax expense or benefit in the statement of earnings. This change eliminates the notion of the “APIC” pool and related prior year disclosures for excess tax deductions not reflected in the Company’s deferred tax asset presentation.

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30, 2017	September 30, 2016	September 30, 2015
Federal statutory rate	34%	34%	34%
State income taxes	1%	1%	1%
Permanent differences	(1%)	-	1%
Change in valuation allowance	(4%)	(3%)	(3%)
Expiration and utilization of state NOL’s	3%	2%	2%
Research and development credits	(1%)	(1%)	-
Excess tax benefits from stock-based compensation	(1%)	(7%)	-
Tax rate	31%	26%	35%

Components of the income tax expense are as follows for the years ended:

	September 30, 2017	September 30, 2016	September 30, 2015
Current:
Federal	$1,627,125	$428,638	$67,373
State	78,552	106,623	65,820
Current income tax expense	1,705,677	535,261	133,193
Deferred:
Federal	8,680	2,434,294	2,377,590
State	23,617	(93,523)	(35,545)
Deferred income tax expense	32,297	2,340,771	2,342,045
Income tax expense	$1,737,974	$2,876,032	$2,475,238

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2017, 2016, or 2015.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 2002. We are generally subject to U.S. federal and state tax examinations for all tax years since 2001 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. The Company changed its fiscal year end in 2007 from March 31 to September 30.

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

Customers: The following table summarizes customers comprising 10% or more of net sales for the years ended September 30, 2017, 2016, and 2015:

	Year Ended September 30,
	2017	2016	2015
Customer A	20%	21%	25%
Customer B	15%	16%	*

* Less than 10%

As of September 30, 2017, Customer B accounted for 19% of accounts receivable. As of September 30, 2016, Customers A and B accounted for 18% and 12% of accounts receivable, respectively. Customers A and B are both distributors.

Long-lived assets: As of September 30, 2017 and 2016, the Company had property, plant and equipment with a net book value of $581,396 and $376,004, respectively, located in Mexico.

NOTE F – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. For the year ended September 30, 2014 and through December 31, 2014, the Company matched 100% of the first 3% and 50% of the next 2% of the participant’s eligible compensation that was contributed by the participant. Effective January 1, 2015, the Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $652,615, $520,530 and $460,868 for the years ended September 30, 2017, 2016, and 2015, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2017, our internal control over financial reporting was effective. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2018 Proxy Statement, is incorporated herein by reference into this section.

ITEM12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Equity Compensation Plan Information” under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II hereof.

The remainder of the information required by Item 12 to be included in the 2018 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2018 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2018 Proxy Statement, is incorporated herein by reference into this section.

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

(b)       Exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1	Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	**
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017.
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek.	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill.	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 26, 2010 for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014.
23.1	Consent of Baker Tilly Virchow Krause, LLP	**

31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

* Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 15, 2017	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 15, 2017
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 15, 2017
/s/ Ronald G. Roth Ronald G. Roth	Director	November 15, 2017
/s/ Roger G. Harding Roger G. Harding	Director	November 15, 2017
/s/ Donald R. Hayward Donald R. Hayward	Director	November 15, 2017
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 15, 2017
/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 15, 2017

