Form 10-Q
period 2017-12-31
Clearfield, Inc.
filed 2018-01-29
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_]

Smaller reporting company[_]	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES	[X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 25, 2018
Common stock, par value $.01	13,817,859

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2017	(Audited) September 30, 2017
Assets
Current Assets
Cash and cash equivalents	$20,453,030	$18,536,111
Short-term investments	5,385,150	5,937,150
Accounts receivables, net	5,570,721	7,237,641
Inventories	8,140,384	8,453,567
Other current assets	939,326	978,933
Total current assets	40,488,611	41,143,402

Property, plant and equipment, net	5,201,901	5,434,172

Other Assets
Long-term investments	20,357,000	19,816,000
Goodwill	2,570,511	2,570,511
Other	552,331	529,952
Total other assets	23,479,842	22,916,463
Total Assets	$69,170,354	$69,494,037

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,205,223	1,739,791
Accrued compensation	1,443,883	2,410,026
Accrued expenses	98,569	93,304
Total current liabilities	2,747,675	4,243,121

Other Liabilities
Deferred taxes	60,076	444,076
Deferred rent	279,642	281,720
Total other liabilities	339,718	725,796
Total Liabilities	3,087,393	4,968,917

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,824,191 and 13,812,821, shares issued and outstanding at December 31, 2017 and September 30, 2017	138,242	138,128
Additional paid-in capital	56,021,457	55,406,888
Retained earnings	9,923,262	8,980,104
Total Shareholders’ Equity	66,082,961	64,525,120
Total Liabilities and Shareholders’ Equity	$69,170,354	$69,494,037

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended December 31,
	2017	2016

Net sales	$16,866,884	$18,266,162

Cost of sales	9,758,477	11,057,442

Gross profit	7,108,407	7,208,720

Operating expenses
Selling, general and administrative	6,463,971	6,017,524
Income from operations	644,436	1,191,196

Interest income	95,722	52,734

Income before income taxes	740,158	1,243,930

Income tax (benefit) expense	(203,000)	367,000
Net income	$943,158	$876,930

Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average shares outstanding:
Basic	13,443,945	13,567,484
Diluted	13,476,417	13,790,793

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$943,158	$876,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	436,198	388,625
Deferred taxes	(384,000)	-
Loss on disposal of assets	1,594	-
Stock based compensation	483,287	593,746
Changes in operating assets and liabilities:
Accounts receivable	1,666,920	548,293
Inventories	313,183	(341,490)
Other assets	41,706	228,259
Accounts payable, accrued expenses and deferred rent	(1,497,524)	(2,899,667)
Net cash provided by (used in) operating activities	2,004,522	(605,304)

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(229,999)	(529,302)
Purchases of investments	(2,466,000)	(7,440,000)
Proceeds from maturities of investments	2,477,000	2,459,000
Net cash used in investing activities	(218,999)	(5,510,302)

Cash flows from financing activities
Repurchases of common stock	(10,850)	-
Proceeds from issuance of common stock under employee stock purchase plan	148,259	169,500
Proceeds from issuance of common stock upon exercise of stock options	3,249	17
Tax withholding related to vesting of restricted stock grants	(9,262)	(10,326)
Net cash provided by financing activities	131,396	159,191

Increase (decrease) in cash and cash equivalents	1,916,919	(5,956,415)

Cash and cash equivalents, beginning of period	18,536,111	28,014,321

Cash and cash equivalents, end of period	$20,453,030	$22,057,906

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$2,500	$12,250

Non-cash financing activities
Cashless exercise of stock options	$5,782	$32,984

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three months ended December 31, 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Net income	$943,158	$876,930
Weighted average common shares	13,443,945	13,567,484
Dilutive potential common shares	32,472	223,309
Weighted average dilutive common shares outstanding	13,476,417	13,790,793
Net income per common share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts and bank certificates of deposit (CDs) with a term of not more than five years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short term investments on the balance sheet, and investments maturing in one year or greater are classified as long term investments on the balance sheet. The maturity dates of the Company’s CDs as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	September 30, 2017
Less than one year	$5,385,150	$5,937,150
1-5 years	20,357,000	19,816,000
Total	$25,742,150	$25,753,150

Note 4. Stock Based Compensation

The Company recorded $483,287 of compensation expense related to current and past restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2017 of which $441,257 is included in selling, general and administrative expense, and $42,030 is included in cost of sales. The Company recorded $593,746 of compensation expense related to current and past equity awards for the three months ended December 31, 2016 of which $539,046 was included in selling, general and administrative expense, and $54,700 was included in cost of sales. As of December 31, 2017, $4,431,952 of total unrecognized compensation expense related to non-vested restricted stock awards is expected to be recognized over a period of approximately 6.8 years.

There were no stock options granted during the three months ended December 31, 2017 and December 31, 2016. The following is a summary of stock option activity during the three months ended December 31, 2017:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2017	38,950	$2.79
Granted	-	-
Exercised	(3,500)	2.58
Cancelled or Forfeited	-	-
Outstanding as of December 31, 2017	35,450	$2.81

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2017, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.5 years and their aggregate intrinsic value was $334,810. During the three months ended December 31, 2017, the Company received proceeds of $3,249 from the exercise of stock options. During the three months ended December 31, 2016, exercised stock options totaled 10,000 shares, resulting in $17 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

There were no restricted stock awards granted during the three months ended December 31, 2017 and December 31, 2016. Restricted stock transactions during the three months ended December 31, 2017 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2017	370,530	$15.24
Granted	-	-
Vested	(2,000)	13.59
Forfeited	(4,376)	15.46
Unvested as of December 31, 2017	364,154	$15.25

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2017 and December 31, 2016, employees purchased 14,242 and 11,144 shares at a price of $10.41 and $15.21 per share, respectively. After the employee purchase on December 31, 2017, 103,013 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2017 and September 30, 2017, the balance in the allowance for doubtful accounts was $79,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2017	September 30, 2017
Raw materials	$6,012,095	$5,991,863
Work-in-progress	431,495	724,248
Finished goods	1,696,794	1,737,456
Inventories	$8,140,384	$8,453,567

During the quarter ended December 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out or the retail inventory method. This adoption had no effect on the financial statements and was applied prospectively. Therefore, prior periods were not retrospectively adjusted.

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,
	2017	2016
Customer A	22%	28%
Customer B	12%	14%

As of December 31, 2017, Customers A and B accounted for 15% and 14% of accounts receivable, respectively. As of September 30, 2017, Customer B accounted for 19% of accounts receivable. Customers A and B are both distributors.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2017 did not indicate an impairment of goodwill. During the quarter ended December 31, 2017, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2017, the Company has 12 patents granted and multiple pending applications both inside and outside the United States.

Note 9. Income Taxes

For the three months ended December 31, 2017, the Company recorded a benefit for income taxes of $203,000, reflecting an effective tax rate of negative 27.4%. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. The effective tax rate for the quarter ended December 31, 2017 is a blended rate reflecting the anticipated benefit of three quarters of federal tax rate reductions for fiscal 2018. Our first quarter tax benefit reflects a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the quarter ended December 31, 2017 and reduced long-term deferred tax liabilities as of December 31, 2017. The final impact of the Tax Reform Act may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of the Tax Reform Act. Additionally, differences between the effective tax rate and the statutory tax rate are related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits.

As of December 31, 2017 and September 30, 2017, the Company had a remaining valuation allowance of approximately $191,000 and $159,000, respectively, related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the quarter ended December 31, 2017. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the quarter ended December 31, 2017.

For the three months ended December 31, 2016, the Company recorded a provision for income taxes of $367,000, reflecting an effective tax rate of 29.5%. The primary difference between the effective tax rate and the statutory tax rate was related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits, expenses related to equity award compensation and favorable discrete items for the quarter from tax benefits related to stock-based compensation awards.

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

As of December 31, 2017, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is planning to complete an assessment of its revenue streams during the second and third quarters of fiscal 2018 to determine the impact that this standard will have on its business practices, financial condition, results of operations and disclosures. The updated guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The updated guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company anticipates there will be expanded financial statement disclosures in order to comply with the updated guidance. The Company has not yet decided on the transition method upon adoption, but plans to select a transition method during the middle of fiscal 2018.

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

In January 2017, the FASB issued ASU 2017-04 which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2017, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2017 and 2016 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2017.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2017 vS. three months ended December 31, 2016

Net sales for the first quarter of fiscal 2018 ended December 31, 2017 were $16,867,000, a decrease of approximately 8% or $1,399,000, from net sales of $18,266,000 for the first quarter of fiscal 2017. Net sales to broadband service providers and commercial data networks customers were $16,020,000 in the first quarter of fiscal 2018 versus $17,020,000 in the same period of fiscal 2017. Among this group, the Company recorded $1,369,000 in international sales for the first quarter of fiscal 2018 versus $1,586,000 in the same period of fiscal 2017. Net sales to build-to-print and OEM customers were $847,000 in the first quarter of fiscal 2018 versus $1,246,000 in the same period of fiscal 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 9% of total net sales for the first quarters of fiscal 2018 and 2017, respectively.

The decrease in net sales for the quarter ended December 31, 2017 of $1,399,000 compared to the quarter ended December 31, 2016 is primarily attributable to a decrease of $957,000 in net sales to our customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers, outside of the Alternative Carrier group and international sales noted below, when compared to the same period of fiscal 2017. The decline was due to decreased deployments by the Company’s Traditional Carrier and Tier 1 customers. Net sales were also negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $225,000 in the quarter ended December 31, 2017. Also, international sales decreased $217,000 during the same period due to a decrease in demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2018 was $9,758,000, a decrease of $1,299,000, or 12%, from $11,057,000 in the comparable period of fiscal 2017. Gross profit percent was 42.1% in the fiscal 2018 first quarter, up from 39.5% for the fiscal 2017 first quarter. Gross profit decreased $101,000, or 1%, to $7,108,000 for the quarter ended December 31, 2017 from $7,209,000 in the comparable period in fiscal 2017. The decrease in gross profit in the first quarter of fiscal 2018 was due to decreased volume while the increase in gross profit percent for the quarter was due to a higher percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased $446,000, or 7%, to $6,464,000 in the fiscal 2018 first quarter from $6,018,000 for the fiscal 2017 first quarter. The increase in the first quarter of fiscal 2018 consists primarily of an increase of $612,000 in legal expenses, mainly due to litigation of a patent infringement lawsuit, and an increase of $201,000 in compensation costs due primarily to additional sales and engineering personnel, somewhat offset by decreases of $98,000 in stock compensation expense and $426,000 in performance compensation accruals when compared to the fiscal 2017 first quarter.

Income from operations for the quarter ended December 31, 2017 was $644,000 compared to income from operations of $1,191,000 for the comparable quarter of fiscal 2017, a decrease of approximately 46%. This decrease is attributable to decreased gross profit and increased selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2017 was $96,000 compared to $53,000 for the comparable quarter for fiscal 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a benefit for income taxes of $203,000 and a provision for income taxes of $367,000 for the quarters ended December 31, 2017 and 2016, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $570,000 from the first quarter for fiscal 2017 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision. The decrease in the income tax expense rate to negative 27.4% for the first quarter of fiscal 2018 from 29.5% for the first quarter of fiscal 2017 is primarily due to the Tax Reform Act as described.

The Company’s net income for the quarter ended December 31, 2017 was $943,000, or $0.07 per basic and diluted share. The Company’s net income for the quarter ended December 31, 2016 was $877,000, or $0.06 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $25,838,000 at December 31, 2017 compared to $24,473,000 at September 30, 2017. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $20,357,000 as of December 31, 2017, compared to $19,816,000 as of September 30, 2017. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at December 31, 2017 or September 30, 2017.

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

Operating Activities

Net cash provided by operating activities totaled $2,005,000 for the three months ended December 31, 2017. This was primarily due to net income of $943,000, non-cash expenses for depreciation and amortization of $436,000, and stock based compensation of $483,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $1,667,000 and $313,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased six days to 30 days from September 30, 2017 to December 31, 2017. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items using cash include a decrease in accounts payable, accrued expenses and deferred rent of $1,498,000 which primarily reflects fiscal 2017 accrued bonus compensation accruals paid in the first quarter of fiscal 2018.

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

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2017, we used cash to purchase $2,466,000 of FDIC-backed securities and received $2,477,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $230,000 of cash.

During the three months ended December 31, 2016, we used cash to purchase $7,440,000 of FDIC-backed securities and received $2,459,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $529,000 of cash.

Financing Activities

For the three months ended December 31, 2017, we received $148,000 from employees’ participation and purchase of stock through our ESPP and used $9,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. Additionally, we used $11,000 to repurchase our common stock in the three months ended December 31, 2017. As of December 31, 2017, we had authority to purchase approximately $7,159,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2017.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the quarter ended December 31, 2017, we instituted three separate proceedings with the U.S. Patent and Trademark Office for inter partes reviews to challenge the validity of three of the CommScope patents. CommScope has filed preliminary responses to two of these proceedings. The parties are currently engaged in discovery.

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

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2017, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2017	98	$13.23	—	$7,169,768
November 1-30, 2017	573	13.90	—	7,169,768
December 1-31, 2017	900	12.06	900	7,158,917
Total	1,571	$12.80	900	$7,158,917

(1)	Amount remaining from the $12,000,000 repurchase authorizations approved by the Company’s Board of Directors.

In the three months ending December 31, 2017, the Company repurchased a total of 671 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

January 29, 2018	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

January 29, 2018	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)