Form 10-Q
period 2018-03-31
Clearfield, Inc.
filed 2018-05-02
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2018
Common stock, par value $.01	13,809,998

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2018	(Audited) September 30, 2017
Assets
Current Assets
Cash and cash equivalents	$9,141,197	$18,536,111
Short-term investments	6,285,225	5,937,150
Accounts receivables, net	7,159,376	7,237,641
Inventories, net	10,879,149	8,453,567
Other current assets	1,069,504	978,933
Total current assets	34,534,451	41,143,402

Property, plant and equipment, net	5,053,859	5,434,172

Other Assets
Long-term investments	20,180,000	19,816,000
Goodwill	4,708,511	2,570,511
Intangible assets, net	5,618,260	284,787
Other	228,820	245,165
Total other assets	30,735,591	22,916,463
Total Assets	$70,323,901	$69,494,037

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,798,776	1,739,791
Accrued compensation	2,103,906	2,410,026
Accrued expenses	31,441	93,304
Total current liabilities	3,934,123	4,243,121

Other Liabilities
Deferred taxes	60,076	444,076
Deferred rent	276,797	281,720
Total other liabilities	336,873	725,796
Total Liabilities	4,270,996	4,968,917

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,811,076 and 13,812,821, shares issued and outstanding at March 31, 2018 and September 30, 2017	138,111	138,128
Additional paid-in capital	56,296,908	55,406,888
Retained earnings	9,617,886	8,980,104
Total Shareholders’ Equity	66,052,905	64,525,120
Total Liabilities and Shareholders’ Equity	$70,323,901	$69,494,037

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Net sales	$16,830,895	$17,651,771	$33,697,779	$35,917,933

Cost of sales	10,051,061	10,208,957	19,809,538	21,266,399

Gross profit	6,779,834	7,442,814	13,888,241	14,651,534

Operating expenses
Selling, general and administrative	7,305,589	6,162,178	13,769,560	12,179,702
(Loss) income from operations	(525,755)	1,280,636	118,681	2,471,832

Interest income	119,379	59,885	215,101	112,619

(Loss) income before income taxes	(406,376)	1,340,521	333,782	2,584,451

Income tax (benefit) expense	(101,000)	433,000	(304,000)	800,000

Net (loss) income	$(305,376)	$907,521	$637,782	$1,784,451

Net (loss) income per share:
Basic	$(0.02)	$0.07	$0.05	$0.13
Diluted	$(0.02)	$0.07	$0.05	$0.13

Weighted average shares outstanding:
Basic	13,450,482	13,589,109	13,447,178	13,578,178
Diluted	13,450,482	13,803,697	13,494,433	13,797,126

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$637,782	$1,784,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	989,912	800,136
Deferred taxes	(384,000)	-
Loss (gain) on disposal of assets	1,594	(5,100)
Stock-based compensation	969,081	1,183,911
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	78,265	(115,011)
Inventories	354,984	(1,597,722)
Prepaid expenses and other	(71,117)	234,201
Accounts payable and accrued expenses	(313,921)	(2,296,544)
Net cash provided by (used in) operating activities	2,262,580	(11,678)

Cash flows from investing activities
Business acquisition	(10,350,000)	-
Purchases of property, plant and equipment and intangible assets	(516,341)	(1,064,936)
Proceeds from sale of property, plant and equipment	-	5,100
Purchases of investments	(4,181,075)	(10,166,075)
Proceeds from maturities of investments	3,469,000	5,568,000
Net cash used in investing activities	(11,578,416)	(5,657,911)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	148,259	169,500
Proceeds from issuance of common stock upon exercise of stock options	17,949	28,459
Tax withholding related to exercise of stock options	(9,262)	(10,326)
Repurchase of common stock	(236,024)	(49,352)
Net cash (used in) provided by financing activities	(79,078)	138,281

Decrease in cash and cash equivalents	(9,394,914)	(5,531,308)

Cash and cash equivalents, beginning of period	18,536,111	28,014,321

Cash and cash equivalents, end of period	$9,141,197	$22,483,013

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$23,987	$416,750

Non-cash financing activities
Cashless exercise of stock options	$5,782	$34,268

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior periods' net income, shareholders’ equity, or cash flows.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(305,376)	$907,521	$637,782	$1,784,451
Weighted average common shares	13,450,482	13,589,109	13,447,178	13,578,178
Dilutive potential common shares	-	214,588	47,255	218,948
Weighted average dilutive common shares outstanding	13,450,482	13,803,697	13,494,433	13,797,126
Net (loss) income per common share:
Basic	$(0.02)	$0.07	$0.05	$0.13
Diluted	$(0.02)	$0.07	$0.05	$0.13

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

The maturity dates of the Company’s CDs as of March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018	September 30, 2017
Less than one year	$6,285,225	$5,937,150
1-5 years	20,180,000	19,816,000
Total	$26,465,225	$25,753,150

Note 4. Stock-Based Compensation

The Company recorded $485,794 and $969,081 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2018, respectively. For the three months ended March 31, 2018, $443,763 of this expense is included in selling, general and administrative expense, and $42,031 is included in cost of sales. For the six months ended March 31, 2018, $885,020 of this expense is included in selling, general and administrative expense, and $84,061 is included in cost of sales. The Company recorded $590,165 and $1,183,911 of compensation expense related to current and past equity awards for the three and six months ended March 31, 2017, respectively. For the three months ended March 31, 2017, $535,464 of this expense was included in selling, general and administrative expense, and $54,701 was included in cost of sales. For the six months ended March 31, 2017, $1,074,510 of this expense was included in selling, general and administrative expense, and $109,401 was included in cost of sales. As of March 31, 2018, $3,999,219 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 6.6 years.

There were no stock options granted during the six months ended March 31, 2018 or March 31, 2017. The following is a summary of stock option activity during the six months ended March 31, 2018:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2017	38,950	$2.79
Granted	-	-
Exercised	(6,100)	3.89
Cancelled or Forfeited	-	-
Outstanding as of March 31, 2018	32,850	$2.58

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2018, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.4 years and their aggregate intrinsic value was $339,012. During the six months ended March 31, 2018, the Company received proceeds of $17,949 from the exercise of stock options. During the six months ended March 31, 2017, exercised stock options totaled 15,750 shares, resulting in $28,459 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2018, the Company granted non-employee directors restricted stock awards totaling 4,235 shares of common stock, with a vesting term of approximately one year and a fair value of $14.75 per share.

During the six months ended March 31, 2017, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share.

Restricted stock transactions during the six months ended March 31, 2018 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2017	370,530	$15.24
Granted	4,235	14.75
Vested	(5,795)	15.46
Forfeited	(5,644)	15.39
Unvested as of March 31, 2018	363,326	$15.23

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

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both March 31, 2018 and September 30, 2017, the balance in the allowance for doubtful accounts was $79,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories, net

Inventories consist of the following as of:

	March 31, 2018	September 30, 2017
Raw materials	$5,399,534	$5,991,863
Work-in-progress	805,616	724,248
Finished goods	4,673,999	1,737,456
Inventories, net	$10,879,149	$8,453,567

During the six months ended March 31, 2018, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out or the retail inventory method. This adoption had no effect on the financial statements and was applied prospectively. Therefore, prior periods were not retrospectively adjusted.

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and six months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Customer A	25%	18%	24%	23%
Customer B	16%	15%	14%	15%

As of March 31, 2018, Customers B and A accounted for 22% and 13% of accounts receivable, respectively. As of September 30, 2017, Customer B accounted for 19% of accounts receivable. Customers A and B are both distributors.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2017 did not indicate an impairment of goodwill. During the six months ended March 31, 2018, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2018, the Company has 12 patents granted and multiple pending applications both inside and outside the United States.

Note 9. Income Taxes

For the three and six months ended March 31, 2018, the Company recorded a benefit for income taxes of $101,000 and $304,000, respectively, reflecting an effective tax rate of 24.9% and negative 91.1%, respectively. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. The effective tax rate for the six months ended March 31, 2018 is a blended rate reflecting the anticipated benefit of three quarters of federal tax rate reductions for fiscal 2018. Our six months tax benefit reflects a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the six months ended March 31, 2018 and reduced long-term deferred tax liabilities during the six months ended March 31, 2018. The final impact of the Tax Reform Act may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of the Tax Reform Act. Additionally, differences between the effective tax rate and the statutory tax rate are related to nondeductible meals and entertainment, expenses related to equity award compensation, favorable domestic manufacturing deduction and research and development credits.

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

As of March 31, 2018 and September 30, 2017, the Company had a remaining valuation allowance of approximately $191,000 and $159,000, respectively, related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the six months ended March 31, 2018. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the quarter ended March 31, 2018.

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

As of March 31, 2018, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

We are currently under examination by the U.S. Internal Revenue Service for fiscal year 2016. We are not under examination by any other taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Statements of Operations.

Note 10. Acquisition

On February 20, 2018, the Company completed the acquisition of a portfolio of Telcordia certified outdoor powered cabinet products from Calix, Inc. (“Calix”) upon the terms and conditions contained in an Asset Purchase Agreement entered into on February 20, 2018.

The introduction of the Clearfield powered cabinet line provides customers a single point of contact for cabinet solutions—both passive and powered. The acquisition enables Clearfield to expand its Fiber-to-Anywhere expertise to include powered electronic cabinet platforms while leveraging its supply chain. The acquisition also enables Clearfield to capitalize on and expand its reach to a broader customer base, including service providers in the Tier 1 and Tier 2 markets.

Acquisition date fair value of the consideration transferred totaled $10,350,000 which was comprised of a cash payment of $10,350,000 from the Company’s cash operating account.

We assumed no liabilities in the acquisition. As part of the acquisition, we also agreed to purchase a minimum of $3,500,000 in inventory and purchase orders from subcontractors.  We expect to fulfill this commitment during the normal course of business.  The allocation of purchase consideration to assets acquired is not yet finalized as we continue to evaluate the fair value of certain assets acquired. The following table summarizes the preliminary estimated fair values of the assets acquired at the acquisition date:

February 20, 2018
Inventories	$2,781,000
Property, plant and equipment	58,000
Trademarks	563,000
Customer relationships	3,742,000
Product certification	1,068,000
Goodwill	2,138,000
Total Assets	$10,350,000

Pending finalization of the fair value of the intangible assets in the third quarter of 2018, the powered cabinet acquisition has preliminarily resulted in $2,138,000 of goodwill, which is expected to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Calix powered cabinets includes the expected synergies and other benefits that we believe will result from combining the operations of powered cabinet lines with the operations of Clearfield, Inc.

The Company has incurred approximately $76,000 in legal, professional, and other costs related to this acquisition accounted for as selling and administrative expenses when incurred. The weighted-average useful life of intangible assets acquired is 12.9 years.

As the powered cabinet business was not operated as a separate subsidiary, division or entity, Calix did not maintain separate financial statements for the powered cabinet business. As a result, we are unable to accurately determine earnings/loss for the powered cabinet business on a standalone basis since the date of acquisition. Revenue attributable to the powered cabinet products included in reported Clearfield revenue for the three-month period ended March 31, 2018 was immaterial to the financial statements.

The following table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of October 1, 2016 and shows the net sales and net income (loss) as if the powered cabinet business were combined with the Clearfield business for the three-month and six month periods ended March 31, 2017 and March 31, 2018. The pro forma includes estimated expenses relating to the amortization of intangibles purchased, the amortization of the inventory fair value adjustment, and estimated personnel costs:

	Pro Forma Three Months Ended March 31, 2017 (unaudited)	Pro Forma Six Months Ended March 31, 2017 (unaudited)	Pro Forma Three Months Ended March 31, 2018 (unaudited)	Pro Forma Six Months Ended March 31, 2018 (unaudited)
Net sales	$20,974,827	$44,720,355	$17,823,216	$37,005,214

Income (loss) from operations	$1,937,346	$4,184,133	$(341,314)	$602,596

Net income (loss)	$1,352,108	$2,973,195	$(166,775)	$1,157,992

Net income (loss) per share:
Basic	$0.10	$0.22	$(0.01)	$0.09
Diluted	$0.10	$0.22	$(0.01)	$0.09

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future.  In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

Note 11. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is planning to complete an assessment of its revenue streams during the second and third quarters of fiscal 2018 to determine the impact that this standard will have on its business practices, financial condition, results of operations and disclosures. The updated guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The updated guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company anticipates there will be expanded financial statement disclosures in order to comply with the updated guidance. The Company has not yet decided on the transition method upon adoption, but plans to select a transition method during the third quarter of fiscal 2018.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2018 and 2017 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2017.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 vS. three months ended March 31, 2017

Net sales for the second quarter of fiscal 2018 ended March 31, 2018 were $16,831,000, a decrease of approximately 5%, or $821,000, from net sales of $17,652,000 for the second quarter of fiscal 2017. Net sales to broadband service providers and commercial data networks customers were $15,978,000 in the second quarter of fiscal 2018, versus $16,623,000 in the same period of fiscal 2017. Among this group, the Company recorded $765,000 in international sales for the second quarter of fiscal 2018, versus $1,787,000 in the same period of fiscal 2017. Net sales to build-to-print and OEM customers were $853,000 in the second quarter of fiscal 2018 versus $1,029,000 in the same period of fiscal 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 10% of total net sales for the second quarters of fiscal 2018 and 2017, respectively.

The decrease in net sales for the quarter ended March 31, 2018 of $821,000 compared to the quarter ended March 31, 2017 is primarily attributable to a decrease in international sales of $1,022,000 during the same period due to a decrease in demand. Additionally, net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $680,000 in the quarter ended March 31, 2018. These were slightly offset by an increase of $881,000 in net sales to our domestic customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers when compared to the same period of fiscal 2017. The increase was due to increased deployments by the Company’s Traditional Carrier customers. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the second quarter of fiscal 2018 was $10,051,000, a decrease of $158,000, or 2%, from $10,209,000 in the comparable period of fiscal 2017. Gross profit percent was 40.3% of net sales in the fiscal 2018 second quarter, a decrease from 42.2% of net sales for the fiscal 2017 second quarter. Gross profit decreased $663,000, or 9%, to $6,780,000 for the three months ended March 31, 2018 from $7,443,000 in the comparable period in fiscal 2017. The decrease in gross profit in the second quarter of fiscal 2018 was due to decreased volume while the decrease in gross profit percent for the quarter was due to a lower percentage of sales associated with the integration of optical components within our product line, which typically have higher margins.

Selling, general and administrative expenses increased $1,144,000, or 19%, to $7,306,000 in the fiscal 2018 second quarter from $6,162,000 for the fiscal 2017 second quarter. The increase in the second quarter of fiscal 2018 consists primarily of an increase of $1,203,000 in legal expenses, mainly due to the defense of the patent infringement litigation and a one-time payment of $850,000 in settlement of that litigation, and an increase of $150,000 in compensation costs due primarily to additional sales and engineering personnel, somewhat offset by a decrease of $155,000 in product development costs when compared to the fiscal 2017 second quarter.

Loss from operations for the quarter ended March 31, 2018 was $526,000 compared to income from operations of $1,281,000 for the comparable quarter of fiscal 2017, a decrease of approximately 141%. This decrease is primarily attributable to decreased gross profit and increased selling, general and administrative expenses for the quarter ended March 31, 2018 as noted above.

Interest income for the quarter ended March 31, 2018 was $119,000 compared to $60,000 for the comparable quarter for fiscal 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a benefit for income taxes of $101,000 and a provision for income taxes of $433,000 for the three months ended March 31, 2018 and 2017, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $534,000 from the second quarter for fiscal 2017 is primarily due to decreased income from operations. The decrease in the income tax expense rate to 24.9% for the second quarter of fiscal 2018 from 32.3% for the second quarter of fiscal 2017 is primarily due to the Tax Reform Act that resulted in a lower federal tax rate.

The Company’s net loss for the three months ended March 31, 2018 was $305,000, or $0.02 per basic and diluted share. The Company’s net income for the three months ended March 31, 2017 was $908,000, or $0.07 per basic and diluted share.

Six months ended March 31, 2018 vS. six months ended March 31, 2017

Net sales for the six months ended March 31, 2018 were $33,698,000, a decrease of 6%, or approximately $2,220,000, from net sales of $35,918,000 for the first six months of fiscal 2017. Net sales to broadband service providers and commercial data networks customers were $31,998,000 for the first six months of fiscal 2018, versus $33,651,000 in the same period of fiscal 2017. Among this group, the Company recorded $2,134,000 in international sales versus $3,373,000 in the same period of fiscal 2017. Net sales to build-to-print and OEM customers were $1,700,000 in the first six months of fiscal 2018 versus $2,267,000 in the same period of fiscal 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 6% and 9% of total net sales for the first six months of fiscal 2018 and 2017, respectively.

The decrease in net sales for the six months ended March 31, 2018 of $2,220,000 compared to the six months ended March 31, 2017 is primarily attributable to a decrease in international sales of $1,239,000 during the same period due to a decrease in demand. Additionally, net sales were negatively affected by a decrease in the ongoing builds of an Alternative Carrier customer of $890,000 in the six months ended March 31, 2018. These were slightly augmented by an decrease of $91,000 in net sales to our domestic customer base of commercial data network providers, build-to-print and OEM manufacturers, and broadband service providers when compared to the same period of fiscal 2017. The decrease was due to decreased deployments by the Company’s Tier 1 customers. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the six months ended March 31, 2018 was $19,810,000, a decrease of $1,456,000, or 7%, from $21,266,000 in the comparable period of fiscal 2017. Gross profit percent was 41.2% of net sales in the fiscal 2018 first six months, up from 40.8% for the comparable six months in fiscal 2017. Gross profit decreased $764,000, or 5%, to $13,888,000 for the six months ended March 31, 2018 from $14,652,000 in the comparable period in fiscal 2017. The decrease in cost of sales in the first six months of fiscal 2018 was due to decreased volume while the increase in gross profit percent was due to a lower percentage of sales to the Tier 1 customer group, which typically have lower margins.

Selling, general and administrative expenses increased 13%, or $1,590,000, from $12,180,000 for the first six months of fiscal 2017 to $13,770,000 for the first six months of fiscal 2018. The increase in the first six months of fiscal 2018 consists primarily of an increase of $1,815,000 in legal expenses, mainly due to the defense of the patent infringement litigation and a one-time payment of $850,000 in settlement of that litigation and an increase of $350,000 in compensation costs due primarily to additional sales and engineering personnel, somewhat offset by decreases of $472,000 in performance compensation accruals, $214,000 in product development costs, and $189,000 in stock compensation expense when compared to the first six months of fiscal 2017.

Income from operations for the six months ended March 31, 2018 was $119,000 compared to income from operations of $2,472,000 for the first six months of fiscal 2017, a decrease of $2,353,000, or 95%. This decrease is primarily attributable to decreased gross profit and increased selling, general and administrative expenses as noted above.

Interest income for the six months ended March 31, 2018 was $215,000 compared to $113,000 for the comparable period for fiscal 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018.

We recorded a benefit for income taxes of $304,000 and a provision for income taxes of $800,000 for the six months ended March 31, 2018 and 2017, respectively. The decrease in tax expense of $1,104,000 from the six months ended March 31, 2017 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision. The decrease in the income tax expense rate to negative 91.1% for the six months ended March 31, 2018 from 31.0% for the six months ended March 31, 2017 is primarily due to the Tax Reform Act as described above.

The Company’s net income for the first six months of fiscal 2018 ended March 31, 2018 was $638,000, or $0.05 per basic and diluted share. The Company’s net income for the first six months of fiscal 2017 ended March 31, 2017 was $1,784,000, or $0.13 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $15,426,000 at March 31, 2018 compared to $24,473,000 at September 30, 2017. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $20,180,000 as of March 31, 2018, compared to $19,816,000 as of September 30, 2017. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of March 31, 2018 or September 30, 2017.

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

Operating Activities

Net cash provided by operating activities totaled $2,263,000 for the six months ended March 31, 2018. This was primarily due to net income of $638,000, non-cash expenses for depreciation and amortization of $990,000, and stock based compensation of $969,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include a decrease in accounts receivable of $78,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased two days to 38 days from September 30, 2017 to March 31, 2018. Also, changes in operating assets and liabilities providing cash include a decrease to inventories of $355,000, net of the acquisition of $2,781,000 in inventories as a result of the product line acquisition of Calix powered cabinets that occurred during the six months ended March 31, 2018. Changes in working capital items using cash include a decrease in accounts payable and accrued expenses of $314,000. The decrease in accounts payable and accrued expenses primarily reflects fiscal 2017 accrued bonus compensation accruals paid in the first quarter of fiscal 2018.

Net cash used in operating activities totaled $12,000 for the six months ended March 31, 2017. This was primarily due to net income of $1,784,000, non-cash expenses for depreciation and amortization of $800,000, and stock based compensation of $1,184,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash included a decrease in other assets of $234,000. The decrease in other assets primarily represented a decrease in the current income tax receivable. Changes in working capital items using cash included an increase in accounts receivable of $115,000, an increase in inventory of $1,598,000, and a decrease in accounts payable and accrued expenses of $2,297,000. Days sales outstanding increased six days to 41 days from September 30, 2016 to March 31, 2017. The increase in inventory represented an adjustment for seasonal demand along with new product introductions while the decrease in accounts payable and accrued expenses primarily reflected fiscal 2016 accrued bonus compensation accruals paid in the first quarter of fiscal 2017.

Investing Activities

During the six months ended March 31, 2018, we acquired the powered cabinet product line from Calix for the amount of $10,350,000, which was paid from our available cash. Additionally, we invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2018, we used cash to purchase $4,181,000 of FDIC-backed securities and received $3,469,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $516,000 of cash in the six months ended March 31, 2018.

During the six months ended March 31, 2017, we used cash to purchase $10,166,000 of FDIC-backed securities and received $5,568,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,065,000 of cash in the six months ended March 31, 2017.

Financing Activities

For the six months ended March 31, 2018, we received $148,000 from employees’ participation and purchase of stock through our ESPP. We also received $18,000 from stock option exercises. Additionally, we used $236,000 to repurchase our common stock in the six months ended March 31, 2018. As of March 31, 2018, we had authority to purchase approximately $6,934,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2018.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 31, 2017, CommScope Technologies LLC (“CommScope”) filed a Complaint against Clearfield, Inc. in the United States District Court for the District of Minnesota. The Complaint asserted infringement of thirteen CommScope patents by certain Clearfield products, including our FieldSmart® PON Cabinets, WaveSmart® Ruggedized Splitters, Clearview® Blue and Clearview® Classic Cassettes, FieldShield® Deployment Reel System, SmartRoute® Panel, FieldShield® Multiport SmarTerminal and FieldShield® Hardened Connectors. The asserted CommScope patents were U.S. Patent Nos. 7,233,731; 8,811,791; 7,198,409; 7,809,233; 9,201,206; 7,809,234; 7,816,602; 8,263,861; 8,705,929; 8,938,147; RE42,258; 7,397,997 and 9,122,021. CommScope’s Complaint sought an injunction against further infringement and an award of unspecified compensatory and enhanced damages, interest, costs and attorneys’ fees. Clearfield responded with affirmative defenses and filed inter partes reviews with the US Patent and Trademark Office relating to some of the asserted patents.

On February 22, 2018, CommScope and Clearfield agreed to terms of a settlement of the litigation and a definitive settlement agreement reflecting these terms was entered into on March 28, 2018. Under the terms of the settlement, the parties jointly dismissed the litigation and Clearfield withdrew its inter-partes reviews. In addition, Clearfield paid CommScope a one-time payment of $850,000 on March 30, 2018. Clearfield has moved to new design solutions in place of the contested products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2018, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2018	10,384	$12.05	10,384	$7,033,821
February 1-28, 2018	8,298	12.06	8,298	6,933,743
March 1-31, 2018	—	—	—	6,933,743
Total	18,682	$12.05	18,682	$6,933,743

(1)	Amount remaining from the $12,000,000 repurchase authorizations approved by the Company’s Board of Directors.

The Company may also repurchase shares of our common stock in connection with payment of taxes upon vesting of restricted stock previously issued to employees. There were no such repurchases during the quarter ended March 31, 2018.

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

CLEARFIELD, INC.

May 2, 2018	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2018	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

