Form 10-Q
period 2018-06-30
Clearfield, Inc.
filed 2018-08-01
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2018
Common stock, par value $.01	13,660,147

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2018	(Audited) September 30, 2017
Assets
Current Assets
Cash and cash equivalents	$9,287,640	$18,536,111
Short-term investments	8,486,225	5,937,150
Accounts receivables, net	9,651,516	7,237,641
Inventories, net	9,688,052	8,453,567
Other current assets	698,448	978,933
Total current assets	37,811,881	41,143,402

Property, plant and equipment, net	4,907,410	5,434,172

Other Assets
Long-term investments	18,226,000	19,816,000
Goodwill	4,708,511	2,570,511
Intangible assets, net	5,549,320	284,787
Other	241,009	245,165
Total other assets	28,724,840	22,916,463
Total Assets	$71,444,131	$69,494,037

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,016,413	1,739,791
Accrued compensation	1,632,693	2,410,026
Accrued expenses	456,999	93,304
Total current liabilities	4,106,105	4,243,121

Other Liabilities
Deferred taxes	60,076	444,076
Deferred rent	272,419	281,720
Total other liabilities	332,495	725,796
Total Liabilities	4,438,600	4,968,917

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,693,943 and 13,812,821, shares issued and outstanding as of June 30, 2018 and September 30, 2017	136,939	138,128
Additional paid-in capital	55,495,474	55,406,888
Retained earnings	11,373,118	8,980,104
Total Shareholders’ Equity	67,005,531	64,525,120
Total Liabilities and Shareholders’ Equity	$71,444,131	$69,494,037

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net sales	$21,480,590	$19,611,297	$55,178,369	$55,529,230

Cost of sales	12,988,545	11,674,047	32,798,083	32,940,446

Gross profit	8,492,045	7,937,250	22,380,286	22,588,784

Operating expenses
Selling, general and administrative	6,087,362	6,614,693	19,856,922	18,794,395
Income from operations	2,404,683	1,322,557	2,523,364	3,794,389

Interest income	116,549	73,759	331,650	186,378

Income before income taxes	2,521,232	1,396,316	2,855,014	3,980,767

Income tax expense	766,000	593,000	462,000	1,393,000

Net income	$1,755,232	$803,316	$2,393,014	$2,587,767

Net income per share:
Basic	$0.13	$0.06	$0.18	$0.19
Diluted	$0.13	$0.06	$0.18	$0.19

Weighted average shares outstanding:
Basic	13,430,503	13,522,755	13,441,619	13,559,704
Diluted	13,430,503	13,598,582	13,473,123	13,730,945

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$2,393,014	$2,587,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,546,661	1,205,769
Impairment of long-lived assets	-	643,604
Deferred taxes	(384,000)	-
Gain on disposal of assets	(20,358)	(5,100)
Stock-based compensation	1,488,304	1,774,330
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(2,413,875)	(53,619)
Inventories	1,546,081	(965,458)
Prepaid expenses and other	289,305	324,206
Accounts payable and accrued expenses	(146,317)	(2,989,849)
Net cash provided by operating activities	4,298,815	2,521,650

Cash flows from investing activities
Business acquisition	(10,350,000)	-
Purchases of property, plant and equipment and intangible assets	(920,356)	(1,631,127)
Proceeds from sale of property, plant and equipment	83,052	5,100
Purchases of investments	(5,403,075)	(13,279,075)
Proceeds from maturities of investments	4,444,000	6,619,000
Net cash used in investing activities	(12,146,379)	(8,286,102)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	297,860	334,692
Proceeds from issuance of common stock upon exercise of stock options	21,174	28,718
Tax withholding related to exercise of stock options and restricted stock vestings	(348,527)	(462,120)
Repurchase of common stock	(1,371,414)	(2,403,062)
Net cash used in financing activities	(1,400,907)	(2,501,772)

Decrease in cash and cash equivalents	(9,248,471)	(8,266,224)

Cash and cash equivalents, beginning of period	18,536,111	28,014,321

Cash and cash equivalents, end of period	$9,287,640	$19,748,097

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$48,987	$893,483

Non-cash financing activities
Cashless exercise of stock options	$5,782	$34,268

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,755,232	$803,316	$2,393,014	$2,587,767
Weighted average common shares	13,430,503	13,522,755	13,441,619	13,559,704
Dilutive potential common shares	-	75,827	31,504	171,241
Weighted average dilutive common shares outstanding	13,430,503	13,598,582	13,473,123	13,730,945
Net income per common share:
Basic	$0.13	$0.06	$0.18	$0.19
Diluted	$0.13	$0.06	$0.18	$0.19

There were 72,000 shares for the three and nine months ended June 30, 2018 that were excluded from the above calculation as they were antidilutive in nature. No shares were considered antidilutive for the three and nine months ended June 30, 2017.

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

The maturity dates of the Company’s CDs as of June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018	September 30, 2017
Less than one year	$8,486,225	$5,937,150
1-5 years	18,226,000	19,816,000
Total	$26,712,225	$25,753,150

Note 4. Stock-Based Compensation

The Company recorded $519,223 and $1,488,304 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2018, respectively. For the three months ended June 30, 2018, $477,193 of this expense is included in selling, general and administrative expense, and $42,030 is included in cost of sales. For the nine months ended June 30, 2018, $1,362,213 of this expense is included in selling, general and administrative expense, and $126,091 is included in cost of sales. The Company recorded $590,419 and $1,774,330 of compensation expense related to current and past equity awards for the three and nine months ended June 30, 2017, respectively. For the three months ended June 30, 2017, $535,719 of this expense was included in selling, general and administrative expense, and $54,700 was included in cost of sales. For the nine months ended June 30, 2017, $1,610,229 of this expense was included in selling, general and administrative expense, and $164,101 was included in cost of sales. As of June 30, 2018, $3,894,131 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 6.3 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options granted during the nine months ended June 30, 2018. During the nine months ended June 30, 2018, the Company granted employees non-qualified stock options to purchase an aggregate of 72,000 shares of common stock with a contractual term of five years, a three year vesting term, and an exercise price of $13.35. There were no stock options granted during the nine months ended June 30, 2017. The weighted-average fair value at the grant date for options issued during the nine months ended June 30, 2018 was $5.15. This fair value was estimated at the grant date using the assumptions listed below:

Nine months ended June 30, 2018
Dividend yield	0%
Average expected volatility	45.63%
Average risk-free interest rate	2.61%
Expected life (years)	4
Vesting period (years)	3

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

The following is a summary of stock option activity during the nine months ended June 30, 2018:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2017	38,950	$2.79
Granted	72,000	13.35
Exercised	(7,350)	3.67
Cancelled or Forfeited	-	-
Outstanding at June 30, 2018	103,600	$10.06

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2018, the weighted average remaining contractual term for all outstanding stock options was 3.99 years and their aggregate intrinsic value was $102,052. As of June 30, 2018, the weighted average remaining contractual term for all exercisable stock options was 2.14 years and their aggregate intrinsic value was $267,652. During the nine months ended June 30, 2018, the Company received proceeds of $21,174 from the exercise of stock options. During the nine months ended June 30, 2017, exercised stock options totaled 15,850 shares, resulting in $28,718 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2018, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share. Also, the Company granted employees a restricted stock award totaling 3,000 shares of common stock, with a vesting term of one year and a fair value of $13.35 per share

During the nine months ended June 30, 2017, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share.

Restricted stock transactions during the nine months ended June 30, 2018 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2017	370,530	$15.24
Granted	7,235	14.17
Vested	(85,933)	17.39
Forfeited	(12,284)	15.54
Unvested at June 30, 2018	279,548	$14.54

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2018 and December 31, 2017, employees purchased 15,932 and 14,242 shares at a price of $9.39 and $10.41 per share, respectively. After the employee purchase on June 30, 2018, 87,081 shares of common stock were available for future purchase under the ESPP.

Note 5. Accounts Receivable and Net Sales

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both June 30, 2018 and September 30, 2017, the balance in the allowance for doubtful accounts was $79,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2018	September 30, 2017
Raw materials	$5,136,429	$5,991,863
Work-in-progress	773,652	724,248
Finished goods	3,777,971	1,737,456
Inventories, net	$9,688,052	$8,453,567

During the nine months ended June 30, 2018, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out or the retail inventory method. This adoption had no effect on the financial statements and was applied prospectively. Therefore, prior periods were not retrospectively adjusted.

Note 7. Major Customer Concentration

The following table summarizes customers comprising 10% or more of net sales for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Customer A	20%	15%	22%	20%
Customer B	13%	15%	14%	15%
Customer C	10%	*	*	*

* Less than 10%

As of June 30, 2018, Customers C, B, and A accounted for 15%, 14%, and 12% accounts receivable, respectively. As of September 30, 2017, Customer B accounted for 19% of accounts receivable. Customers A and B are both distributors. Customer C is a private label original equipment manufacturer.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2017 did not indicate an impairment of goodwill. During the nine months ended June 30, 2018, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2018, the Company has 13 patents granted and multiple pending applications both inside and outside the United States.

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. During the three and nine months ended June 30, 2017, the Company incurred an impairment charge on long-lived assets of $643,604. This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets occurred during the three and nine months ended June 30, 2018.

Note 10. Income Taxes

For the three and nine months ended June 30, 2018, the Company recorded income tax expense of $766,000 and $462,000, respectively, reflecting an effective tax rate of 30.4% and 16.2%, respectively. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. The effective tax rate for the nine months ended June 30, 2018 is a blended rate reflecting the anticipated benefit of three quarters of federal tax rate reductions for fiscal 2018. Our nine months tax expense reflects a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the nine months ended June 30, 2018 and reduced long-term deferred tax liabilities during the nine months ended June 30, 2018. The final impact of the Tax Reform Act may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of the Tax Reform Act. Additionally, differences between the effective tax rate and the statutory tax rate are related to unfavorable discrete items for the three and nine months ended June 30, 2018 from tax shortfalls related to stock-based compensation awards, nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits.

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

As of June 30, 2018 and September 30, 2017, the Company had a remaining valuation allowance of approximately $191,000 and $159,000, respectively, related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the nine months ended June 30, 2018. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the quarter ended June 30, 2018.

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

As of June 30, 2018, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

We are currently under examination by the U.S. Internal Revenue Service for fiscal year 2016. We are not under examination by any other taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Statements of Operations.

Note 11. Acquisition

On February 20, 2018, the Company completed the acquisition of a portfolio of Telcordia certified outdoor powered cabinet products from Calix, Inc. (“Calix”) upon the terms and conditions contained in an Asset Purchase Agreement dated February 20, 2018.

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

Pending finalization of the fair value of the intangible assets in the fourth quarter of 2018, the powered cabinet acquisition has preliminarily resulted in $2,138,000 of goodwill, which is expected to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Calix powered cabinets includes the expected synergies and other benefits that we believe will result from combining the operations of powered cabinet lines with the operations of Clearfield, Inc.

The Company incurred approximately $106,000 in legal, professional, and other costs related to this acquisition accounted for as selling and administrative expenses when incurred. The remaining weighted-average useful life of intangible assets acquired is 12.5 years.

As the powered cabinet business was not operated as a separate subsidiary, division or entity, Calix did not maintain separate financial statements for the powered cabinet business. As a result, we are unable to accurately determine earnings/loss for the powered cabinet business on a standalone basis since the date of acquisition.

The following table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of October 1, 2016 and shows the net sales and net income as if the powered cabinet business were combined with the Clearfield business for the three and nine months ended June 30, 2017 and June 30, 2018. The pro forma includes estimated expenses relating to the amortization of intangibles purchased, the amortization of the inventory fair value adjustment, and estimated personnel costs:

	Pro Forma Three Months Ended June 30, 2017	Pro Forma Nine Months Ended June 30, 2017	Pro Forma Nine Months Ended June 30, 2018
	(unaudited)	(unaudited)	(unaudited)
Net sales	$23,517,078	$68,237,433	$58,485,804

Income from operations	$1,946,661	$6,130,794	$3,007,279

Net income	$1,162,370	$4,135,565	$2,913,224

Net income per share:
Basic	$0.09	$0.30	$0.22
Diluted	$0.09	$0.30	$0.22

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

Note 12. Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun drafting its accounting policies and evaluating the new disclosure requirements. The updated guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The updated guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company anticipates there will be expanded financial statement disclosures in order to comply with the updated guidance and has decided that it would use the cumulative catch-up transition method should the adoption of this standard require any restatement.  The Company is still evaluating the impact of the adoption of this standard will have on our financial statements.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2018 and 2017 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2017.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 vS. three months ended June 30, 2017

Net sales for the third quarter of fiscal 2018 ended June 30, 2018 were $21,481,000, an increase of approximately 10%, or $1,870,000, from net sales of $19,611,000 for the third quarter of fiscal 2017. Net sales to broadband service providers and commercial data networks customers were $20,543,000 in the third quarter of fiscal 2018, versus $18,857,000 in the same period of fiscal 2017. Among this group, the Company recorded $1,811,000 in international sales for the third quarter of fiscal 2018, versus $1,174,000 in the same period of fiscal 2017. Net sales to build-to-print and OEM customers were $938,000 in the third quarter of fiscal 2018 versus $754,000 in the same period of fiscal 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 6% of total net sales for the third quarters of fiscal 2018 and 2017, respectively.

The increase in net sales for the quarter ended June 30, 2018 of $1,870,000 compared to the quarter ended June 30, 2017 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $2,090,000 from the acquisition of our powered cabinet line in February 2018. International sales also increased $637,000 when compared to the same period due to an increase in demand. These were slightly offset by a decrease in the ongoing builds of an Alternative Carrier customer of $116,000 in the quarter ended June 30, 2018 as compared to the third quarter of fiscal 2017. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2018 was $12,989,000, an increase of $1,315,000, or 11%, from $11,674,000 in the comparable period of fiscal 2017. Gross profit percent was 39.5% of net sales in the fiscal 2018 third quarter, a decrease from 40.5% of net sales for the fiscal 2017 third quarter. Gross profit increased $555,000, or 7%, to $8,492,000 for the three months ended June 30, 2018 from $7,937,000 in the comparable period in fiscal 2017. The increase in gross profit in the third quarter of fiscal 2018 was due to increased volume while the decrease in gross profit percent was primarily due to the integration of the Company’s acquired powered cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which have lower gross margins.

Selling, general and administrative expenses decreased $528,000, or 8%, to $6,087,000 in the fiscal 2018 third quarter from $6,615,000 for the fiscal 2017 third quarter. The decrease in the third quarter of fiscal 2018 is a result of an impairment of long-lived assets of $644,000 that occurred in the fiscal 2017 third quarter and a decrease of $223,000 in legal expenses, mainly due to the settlement of the patent infringement litigation that occurred during the fiscal 2018 second quarter. These were slightly offset by an increase of $284,000 in compensation costs due primarily to additional sales and engineering personnel.

Income from operations for the quarter ended June 30, 2018 was $2,405,000 compared to income from operations of $1,323,000 for the comparable quarter of fiscal 2017, an increase of approximately 82%. This increase is primarily attributable to increased gross profit and decreased selling, general and administrative expenses for the quarter ended June 30, 2018 as noted above.

Interest income for the quarter ended June 30, 2018 was $117,000 compared to $74,000 for the comparable quarter for fiscal 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $766,000 and $593,000 for the three months ended June 30, 2018 and 2017, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $173,000 from the third quarter of fiscal 2017 is primarily due to increased income from operations in the third quarter of fiscal 2018. The decrease in the income tax expense rate to 30.4% for the third quarter of fiscal 2018 from 42.5% for the third quarter of fiscal 2017 is primarily due to the Tax Reform Act that resulted in a lower federal tax rate.

The Company’s net income for the three months ended June 30, 2018 was $1,755,000, or $0.13 per basic and diluted share. The Company’s net income for the three months ended June 30, 2017 was $803,000, or $0.06 per basic and diluted share.

NINE months ended JUNE 30, 2018 vS. NINE months ended JUne 30, 2017

Net sales for the nine months ended June 30, 2018 were $55,178,000, a decrease of 1%, or approximately $351,000, from net sales of $55,529,000 for the first nine months of fiscal 2017. Net sales to broadband service providers and commercial data networks customers were $52,541,000 for the first nine months of fiscal 2018, versus $52,508,000 in the same period of fiscal 2017. Among this group, the Company recorded $3,946,000 in international sales versus $4,547,000 in the same period of fiscal 2017. Net sales to build-to-print and OEM customers were $2,637,000 in the first nine months of fiscal 2018 versus $3,021,000 in the same period of fiscal 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 7% and 8% of total net sales for the first nine months of fiscal 2018 and 2017, respectively.

The decrease in net sales for the nine months ended June 30, 2018 of $351,000 compared to the nine months ended June 30, 2017 is primarily attributable to a decrease in the ongoing builds of an Alternative Carrier customer of $1,008,000 in the nine months ended June 30, 2018. Additionally, net sales were negatively affected by a decrease in international sales of $601,000 during the same period due to a decrease in demand. These were mostly offset by an increase of $1,258,000 in net sales to our domestic customer base of commercial data network providers, build to print OEM manufacturers, and broadband service providers. This increase was due primarily to sales to an OEM manufacturer from the acquisition of our powered cabinet line in February 2018. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the nine months ended June 30, 2018 was $32,798,000, a decrease of $142,000, or less than 1%, from $32,940,000 in the comparable period of fiscal 2017. Gross profit percent was 40.6% of net sales in the fiscal 2018 first nine months, down slightly from 40.7% for the comparable nine months in fiscal 2017. Gross profit decreased $209,000, or 1%, to $22,380,000 for the nine months ended June 30, 2018 from $22,589,000 in the comparable period in fiscal 2017. The decrease in gross profit percent was primarily due to the integration of the Company’s acquired powered cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which have lower gross margins.

Selling, general and administrative expenses increased 6%, or $1,063,000, from $18,794,000 for the first nine months of fiscal 2017 to $19,857,000 for the first nine months of fiscal 2018. The increase in the first nine months of fiscal 2018 consists primarily of an increase of $1,592,000 in legal expenses, mainly due to the defense of the patent infringement litigation and a one-time payment of $850,000 in settlement of that litigation that occurred in the fiscal 2018 second quarter, and an increase of $634,000 in compensation costs due primarily to additional sales and engineering personnel. These were somewhat offset by the impairment of long-lived assets of $644,000 that occurred in the fiscal 2017 third quarter, lower performance compensation accruals of $472,000, lower product development costs of $270,000, and decreased selling, general and administrative stock compensation costs of $248,000.

Income from operations for the nine months ended June 30, 2018 was $2,523,000 compared to income from operations of $3,794,000 for the first nine months of fiscal 2017, a decrease of $1,271,000, or 33%. This decrease is primarily attributable to increased selling, general and administrative expenses as described above.

Interest income for the nine months ended June 30, 2018 was $332,000 compared to $186,000 for the comparable period for fiscal 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018.

We recorded a provision for income taxes of $462,000 and $1,393,000 for the nine months ended June 30, 2018 and 2017, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $931,000 from the nine months ended June 30, 2017 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision and lower profitability in the first nine months fiscal 2018. The decrease in the income tax expense rate to 16.2% for the first nine months of fiscal 2018 from 35.0% for the first nine months of fiscal 2017 is primarily due to the Tax Reform Act as described above.

The Company’s net income for the first nine months of fiscal 2018 ended June 30, 2018 was $2,393,000, or $0.18 per basic and diluted share. The Company’s net income for the first nine months of fiscal 2017 ended June 30, 2017 was $2,588,000, or $0.19 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $17,774,000 as of June 30, 2018 compared to $24,473,000 as of September 30, 2017. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $18,226,000 as of June 30, 2018, compared to $19,816,000 as of September 30, 2017. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of June 30, 2018 or September 30, 2017.

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

Operating Activities

Net cash provided by operating activities totaled $4,299,000 for the nine months ended June 30, 2018. This was primarily due to net income of $2,393,000, non-cash expenses for depreciation and amortization of $1,547,000, and stock-based compensation of $1,488,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease to inventories of $1,546,000, net of the acquisition of $2,781,000 in inventories as a result of the product line acquisition of Calix powered cabinets that occurred during the nine months ended June 30, 2018. Changes in operating assets and liabilities using cash include an increase in accounts receivable from September 30, 2017 to June 30, 2018 of $2,414,000. The increase in accounts receivable was primarily due to increased net sales for the three months ended June 30, 2018 when compared to the three months ended September 30, 2017. Additionally, days sales outstanding, which measures how quickly receivables are collected, increased five days to 41 days from September 30, 2017 to June 30, 2018.

Net cash provided by operating activities totaled $2,522,000 for the nine months ended June 30, 2017. This was primarily due to net income of $2,588,000, non-cash expenses for depreciation and amortization of $1,206,000, stock-based compensation of $1,774,000 and impairment of long-lived assets of $644,000 offset by changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease in other assets of $324,000. The decrease in other assets primarily represents a decrease in the current income tax receivable. Changes in working capital items using cash include an increase in accounts receivable of $54,000, an increase in inventory of $965,000, and a decrease in accounts payable and accrued expenses of $2,990,000. Days sales outstanding increased two days to 37 days from September 30, 2016 to June 30, 2017. The increase in inventory represents an adjustment for seasonal demand along with new product introductions while the decrease in accounts payable and accrued expenses primarily reflects fiscal 2016 accrued bonus compensation accruals paid in the first quarter of fiscal 2017.

Investing Activities

During the nine months ended June 30, 2018, we acquired the powered cabinet product line from Calix for the amount of $10,350,000, which was paid from our available cash. Additionally, we invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2018, we used cash to purchase $5,403,000 of FDIC-backed securities and received $4,444,000 on CDs that matured. Prosecution of patents and purchases of capital equipment, mainly related to information technology and manufacturing equipment, consumed $920,000 of cash in the nine months ended June 30, 2018.

During the nine months ended June 30, 2017, we used cash to purchase $13,279,000 of FDIC-backed securities and received $6,619,000 on CDs that matured. Prosecution of patents and purchases of capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,631,000 of cash in the nine months ended June 30, 2017.

Financing Activities

For the nine months ended June 30, 2018, we received $298,000 from employees’ participation and purchase of stock through our ESPP. We also received $21,000 from stock option exercises. The Company used $349,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. Additionally, we used $1,371,000 to repurchase our common stock in the nine months ended June 30, 2018. As of June 30, 2018, we had authority to purchase approximately $5,798,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2018.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the nine months or quarter ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2018, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2018	5,378	$12.00	5,378	$6,869,233
May 1-31, 2018	80,653	11.41	50,453	6,283,979
June 1-30, 2018	44,644	10.96	44,302	5,798,353
Total	130,675	$11.28	100,133	$5,798,353

(1)	Amount remaining from the $12,000,000 repurchase authorizations approved by the Company’s Board of Directors.

In the three months ended June 30, 2018, the Company repurchased a total of 30,542 shares at an average price of $11.11 per share in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.
August 1, 2018	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2018	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

