Form 10-K
period 2018-09-30
Clearfield, Inc.
filed 2018-11-14
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2018.

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

[X] YES     [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] YES      [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] YES      [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ]

Smaller Reporting Company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES      [X] NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $145,057,933.

The number of shares of common stock outstanding as of November 7, 2018 was 13,646,062.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Background

Clearfield, Inc. (“Clearfield” or the “Company”) designs, manufactures and distributes fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space across North America. Our “fiber to anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (Traditional Carriers), wireless operators, MSO/cable TV companies, and competitive local exchange carriers (Alternative Carriers), while also catering to the broadband needs of the utility/municipality, enterprise, data center, and military markets.

We were incorporated under the laws of Minnesota and founded in 1979. Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.seeclearfield.com. The information available on our website is not part of this Report. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the “About Clearfield” link at our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission are also available at www.sec.gov.

Description of Business

Service providers of all types are being challenged to deliver Gigabit speed bandwidth using fiber connections for a variety of uses--residential homes, businesses, and network infrastructure. Clearfield is focused on providing fiber management, fiber protection, and fiber delivery products that accelerate the turn-up of these fiber services in the wireline and wireless access network. We offer a broad portfolio of fiber products that allow service providers to build fiber networks faster, meet service delivery demands, and align build costs with take rates.

Our products allow our customers to connect twice as many homes in their Fiber to the Home (FTTH) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (MDUs) and Multiple Tenant Units (MTUs) by reducing the amount of labor and materials needed to provide Gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up. Finally, Clearfield is removing barriers to wireless small cell, Cloud Radio Access Network (C-RAN), and distributed antenna system (DAS) deployments through better fiber management, test access, and fiber protection.

By combining in-house engineering and technical knowledge alongside customers’ needs, the Company has been able to develop, customize and enhance products from design through production. Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.

Products

FieldSmart® is a series of panels, cabinets, wall boxes and other enclosures that house the Clearview components to provide a consistent design from the inside plant of the telco’s “central office” or cable television’s “head-end,” all the way through the outside plant to the access network to within the home or business. The central building block of FieldSmart is the patented technology surrounding the Clearview® Cassette.

WaveSmart® optical components are integrated for signal coupling, splitting, termination, multiplexing, demultiplexing and attenuation for a seamless integration within our fiber management platform. The products are built and tested for harsh environments to meet the strictest industry standards ensuring customers trouble-free performance in extreme outside plant conditions.

The ODC outdoor active cabinet product line was acquired from Calix, Inc. in February 2018. This product line features a line of fully integrated, fully engineered cabinets equipped with specific active electronics configurations as well as Clearfield’s fiber management solutions housing the Clearview Cassette. These Clearfield ODC cabinets meet the rigorous demands of delivering information, communication, and entertainment services in an evolving, multi-media environment.

FieldShield® is a patented fiber pathway and protection method aimed at reducing the cost of broadband deployment. FieldShield takes industry standard glass and makes it easier and less expensive to install. FieldShield starts with a ruggedized microduct designed to support all aerial, direct bury, and inside plant “last mile” needs. Created from rugged high density polyethylene polymers, FieldShield Microduct is strong enough to be placed using traditional methods of boring and plowing, leveraging existing conduit placement equipment, as well as newer, less disruptive technologies such as micro trenching or saw cutting.

FieldShield Pushable Fiber easily slips through the microduct's smooth inner wall. Utilizing bend-insensitive glass, FieldShield Pushable Fiber is available in a variety of fiber counts, with bulk reels or factory terminated options offering total installation flexibility. A factory pre-connectorized FieldShield Pushable Connector eliminates costly labor in the field and presents reliable, consistent and guaranteed performance along with lower installation costs. FieldShield FLEXdrop, FieldShield Flat Drop, FieldShield D-ROP and FieldShield Strong Fiber, through the use of the Flexport and Flex Connector, provide same port connectivity regardless of the media being deployed.

The YOURx® Platform continues the Company theme of using a modular, building block approach with tool-less system design focusing on the fiber drop to the customer. The YOURx platform consists of hardened terminals, test access points, and multiple drop cable options designed for the most challenging portion of the access network across all fiber drop cable media.

CraftSmart® is a full line of optical protection field enclosures, extending Clearfield presence in the fiber industry. The CraftSmart Fiber Protection Pedestals (FPP) and CraftSmart Fiber Protection Vaults (FPV) are integrated solutions, optimized to house FieldSmart products at the last mile access point of the network in above-grade or below-grade installations.

Clearfield manufactures high quality Fiber and Copper assemblies with an industry-standard or customer-specified configuration.  In addition, Clearfield’s engineering services team works alongside the engineering design departments of our original equipment manufacturer (OEM) customers to design and manufacture custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

Markets and Customers

Clearfield’s products are sold across broadband service providers, which we categorize as Community Broadband (Tier 2 and 3 telco carriers, utilities, municipalities, and alternative carriers), National Carrier (wireless/wireless national telco carriers (Tier 1)), Multiple Service Operators (cable television), International (primarily Central/Latin America and Canada), and Legacy (primarily contract manufacturing).

FTTP

Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user. The Company’s sales and marketing efforts have principally been focused on the U.S., with investments in Canada and Central/Latin America.

FTTB

Fiber to the Business is the rapid expansion of fiber services, principally by Multiple Service Operators (cable television) and wireless/wireless national telco carriers (Tier 1) to penetrate the business marketplace.

FTT-Cell site

Fiber to the Cell site is the trend in which wireless service providers are re-focusing their efforts from building towers for coverage to enhancing their coverage for bandwidth. Fiber is the medium of choice for their upgrade. Currently, the majority of these cell sites are served by fiber.

DAS

A distributed-antenna system, or DAS, is a network of spatially separated antenna nodes connected to a common source via a transport medium that provides wireless service within a geographic area or structure. DAS antenna elevations are generally at or below the clutter level and node installations are compact. Fiber may be used to backhaul data from the antenna.

C-RAN

C-RAN uses front-haul fiber to connect the Remote Radio Head (RRH) to a Baseband Unit (BBU) located in a datacenter (i.e., the cloud). C-RAN is an evolution of RAN cellular architecture that traditionally used fiber to backhaul signals from the BBU at a tower back to the mobile core network.

Build to Print

In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides contract manufacturing services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

Competition

Competitors to the FieldSmart product lines include, but are not limited to, Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, and CommScope, Inc. Competitors to the CraftSmart product line include Emerson Network Power, a subsidiary of Emerson Electric Co., and Charles Industries, Ltd. Competitors to FieldShield include PPC Broadband, Inc. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure necessary components and labor at much lower prices. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at competitive disadvantage with customers who principally seek large volume commodity products.

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

Major Customers and Financial Information about Geographic Areas

For the years ended September 30, 2018, 2017, and 2016, the Company had two customers that comprised 10% or more of net sales. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2018, three customers accounted for 10% or more of accounts receivable. Two of these customers were distributors and one was a private label original equipment manufacturer. As of September 30, 2017, one customer accounted for 10% or more of accounts receivable. This customer was a distributor.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2018	2017	2016
United States	$72,295,000	$67,901,000	$71,264,000
All Other Countries	5,356,000	6,047,000	4,024,000
Total Net Sales	$77,651,000	$73,948,000	$75,288,000

Patents and Trademarks

As of September 30, 2018, we had 15 patents granted and multiple patent applications pending both inside and outside the United States. We have also developed and are using trademarks and logos to market and promote our products, including Clearview®, FieldSmart®, FieldShield®, CraftSmart®, and YOURx®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $5,637,000, $3,984,000, and $4,568,000 as of September 30, 2018, 2017, and 2016, respectively.

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

Employees

As of September 30, 2018, the Company had approximately 225 full-time employees. We also employ seasonal, part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreement. We believe our employee relations to be good.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year. Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts. Demand for our products will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results. Other factors that may affect our quarterly operating results include:

•	the volume and timing of orders from and shipments to our customers, particularly significant customers;

•	mergers and acquisitions activity among our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees;

•	the availability and cost of key components of our products;

•	changes in the valuation allowance relating to our deferred tax assets and the resulting income tax benefits or expenses; and

•	excess tax benefits for stock-based compensation.

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

On January 31, 2017, CommScope Technologies LLC filed a complaint against us asserting infringement of CommScope patents by certain Clearfield products. On February 22, 2018, CommScope and the Company agreed to terms of a settlement of the litigation and entered into a definitive settlement agreement reflecting these terms on March 28, 2018. Under the terms of the settlement, the parties jointly dismissed the litigation and Clearfield withdrew its inter-partes reviews of certain CommScope patents. In addition, the Company paid CommScope a one-time payment of $850,000 on March 30, 2018.

Additional litigation may be necessary in the future to defend or enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. Any additional litigation also may involve substantial costs and diversion of the attention of company management away from operational activities. Any claim of infringement against us could involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of this litigation or the effect of an adverse determination in the current litigation or similar future litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer base includes direct customers, original equipment manufacturers (OEMs) and distributors. In fiscal year 2018, 2017, and 2016, the Company had two customers that comprised 10% or more of net sales. Both of these customers are distributors.

These customers purchase our products from time to time through purchase orders, and we do not have any agreements that obligate our customers to purchase products in the future from us. Our agreements with our distributor customers do not prohibit them from purchasing or offering products or services that compete with ours.

We believe that the loss of our major distributor customers would likely result in purchases being re-directed through other sales channels, for example our other distributors, independent sales representatives, or through direct sales to customers. However, there can be no assurance that the loss of a distributor customer would not have an adverse effect on our sales or gross margins in this event.

The loss of any one or more of our key customers, the substantial reduction, delay or cancellation in orders from any such customer or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

We may be subject to risks associated with acquisitions, and the risks could adversely affect future operating results.

The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could impact our operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. The price we pay for a business may exceed the value we realize and we cannot be assured we will obtain the expected revenues, anticipated synergies and strategic benefits of any acquisition. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could negatively impact our financial results.

Our business is dependent on effective management information systems and information technology infrastructure.

We rely on effective management information systems, including our enterprise resource planning (“ERP”) software, for critical business operations and to support strategic business decisions. We rely on our ERP system to support such important business operations as processing sales orders and invoicing; manufacturing; shipping; inventory control; purchasing and supply chain management; human resources; and financial reporting. Some of these systems are made up of multiple software and system providers. The interdependence of these solutions and systems is a risk and the failure of any one system could have a material adverse effect on our overall information technology infrastructure. We also rely on management information systems to produce information for business decision-making and planning and to support e-commerce activities. Failure to maintain an adequate digital platform to support e-commerce activities could have a material adverse impact on our business through lost sales opportunities. If we are unable to maintain our management information systems, including our IT infrastructure, to support critical business operations and to produce information for business decision-making activities, we could experience a material adverse impact on our business or an inability to timely and accurately report our financial results.

Our IT systems may also be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.    Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on our business.

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

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

•	lack of or delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales;

•	increased product warranty claims; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

Our products are often critical to the performance of telecommunications systems. We offer customers limited warranty provisions. If the limitations on the product warranties are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a claim could harm our business.

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl Beranek, our Chief Executive Officer and John Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provide that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements. We have key person life insurance on Ms. Beranek and Mr. Hill. We also have employment agreements with other key management. Further, our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

Adverse changes in economic conditions have in the past resulted and may in the future result in lower spending among our customers and contribute to decreased sales. Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; trade restrictions such as tariffs or changes imposed on international trade agreements; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in decreases in spending among customers and softening demand for our products. Declines in demand for our products will adversely affect our sales. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

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

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies like us in particular. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price. Further, recent economic conditions have resulted in significant fluctuations in stock prices for many companies, including Clearfield. We cannot predict when the stock markets and the market for our common stock may stabilize. In addition, although our common stock is listed on the NASDAQ Stock Market, our common stock has at times experienced low trading volume in the past.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our shareholders to sell shares at an attractive price.

National Broadband Plan’s transitioning from the USF to the CAF program may cause our customers and prospective customers to delay or reduce purchases.

The telecommunications and cable television industries are subject to significant and changing U.S. federal and state regulation, some of which subsidizes or encourages spending on initiatives that utilize our products.

For example, the Federal Communications Commission has approved the National Broadband Plan which called for the restructuring of the long-standing USF (Universal Service Fund). A key element of this program is the transition out of the USF program, which awards an operating subsidy to telecommunications companies providing service to high-cost serving areas, to the Connect America Fund (CAF) which would provide a capital expenditure subsidy for the build-out of the country’s broadband network. In addition, other universal service and inter-carrier compensation reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas.  In 2019, Federal Communications Commission is expect to take action on the Remote Areas Fund, another broadband buildout subsidy program targeting rural communities in the United States.

Changes in government programs in our industry or uncertainty regarding future changes could adversely impact our customers’ or prospective customers’ decisions regarding capital spending, which could decrease demand for our products, delay orders or result in pricing pressure from these customers.

Anti-takeover provisions in our organizational documents, Minnesota law and other agreements could prevent or delay a change in control of our company.

Certain provisions of our articles of incorporation and bylaws, Minnesota law, and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

The following table sets forth the quarterly high and low sales prices for our common stock for each quarter of the past two fiscal years.

Fiscal Year Ended September 30, 2018	High	Low
Quarter ended December 31, 2017	$14.75	$11.95
Quarter ended March 31, 2018	15.30	11.00
Quarter ended June 30, 2018	14.10	10.35
Quarter ended September 30, 2018	14.10	10.85

Fiscal Year Ended September 30, 2017	High	Low
Quarter ended December 31, 2016	$21.60	$16.01
Quarter ended March 31, 2017	21.50	15.00
Quarter ended June 30, 2017	16.50	12.20
Quarter ended September 30, 2017	14.80	11.00

Number of Holders of Common Stock

There were 288 holders of record of our common stock as of November 7, 2018.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2018 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2010 Employee Stock Purchase Plan	-	$-	87,081
2007 Stock Compensation Plan	138,500	10.99	1,003,644
Total	138,500	$10.99	1,090,725

There are no equity compensation plans not approved by the Company’s shareholders and all outstanding equity awards have been granted pursuant to shareholder-approved plans. In addition to options, the 2007 Stock Compensation Plan permits restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 10,776 shares of our common stock during the fourth quarter of fiscal year 2018 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees.

Additionally, in November 2014, the Company’s Board of Directors authorized an $8,000,000 common stock repurchase program, which was increased by $4,000,000 on April 25, 2017 to a total authorization of $12,000,000. As of September 30, 2018, we have repurchased an aggregate of 523,794 shares for approximately $6,600,000, leaving approximately $5,400,000 available within our $12,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the Board of Directors.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2018 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2018	34,776	$11.19	34,776	$5,409,326
August 1-31, 2018	10,776	13.08	-	5,409,326
September 1-30, 2018	-	-	-	5,409,326
Total	45,552	$11.63	34,776	$5,409,326

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our financial statements and should be read in conjunction with the Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended September 30
	2018	2017	2016	2015	2014
Selected Statements of Earnings Data
Net sales	$77,651,354	$73,947,619	$75,287,726	$60,323,917	$58,045,292
Gross profit	30,996,784	30,264,259	32,870,248	24,867,953	24,598,766
Income from operations	5,070,851	5,311,883	10,731,692	7,051,355	8,518,126
Income tax expense	1,253,405	1,737,974	2,876,032	2,475,238	3,180,978
Net income	4,274,547	3,847,839	8,013,062	4,682,008	5,432,851
Net income per share basic	$0.32	$0.28	$0.60	$0.35	$0.42
Net income per share diluted	$0.32	$0.28	$0.59	$0.34	$0.40

Selected Balance Sheet Data
Total assets	$74,228,642	$69,494,037	$70,595,313	$57,627,617	$51,847,898
Long-term liabilities	372,975	725,796	655,534	1,311,232	-
Shareholders’ equity	68,874,876	64,525,120	62,594,043	51,279,130	46,746,634

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 20, 2018, the Company completed the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) upon the terms and conditions contained in an Asset Purchase Agreement dated February 20, 2018. The introduction of the Clearfield active cabinet line provides customers a single point of contact for cabinet solutions—both passive and active. We believe the acquisition enables Clearfield to expand its Fiber-to-the-Anywhere expertise to include active electronic cabinet platforms while leveraging its supply chain. We believe the acquisition also enables Clearfield to capitalize on and expand its reach to a broader customer base, including service providers in the Tier 1 and Tier 2 markets.

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

As of September 30, 2018, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $3,468,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in fiscal year 2016. The state NOL carry forward amounts expire in fiscal years 2019 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

As of September 30, 2017, the Company’s remaining valuation allowance of approximately $159,000 related to state net operating loss carry forwards. As a result of recording the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”) on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the first quarter of 2018. During the fourth quarter of 2018, the Company reversed approximately $86,000 of its remaining valuation allowance. This consisted of decreasing the valuation allowance for the expiration and utilization of state net operating losses in 2018 of approximately $133,000 and increasing the valuation allowance by approximately $47,000 for future expected NOL utilization based on updated profitability estimates and the federal rate change from 34% to 21%. The remaining valuation allowance balance as of September 30, 2018 of $105,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 2003. We are generally subject to U.S. federal and state tax examinations for all tax years since 2003 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. During the year ended September 30, 2018, the Company was examined by the U.S. Internal Revenue Service for fiscal year 2016. This examination resulted in no adjustments. In 2007, the Company changed its fiscal year end from March 31 to September 30.

During the quarter ended September 30, 2016, the Company early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. During the quarter ended September 30, 2016, the Company elected to early adopt this standard as of October 1, 2015. The impact of this early adoption is more fully described in Note D.

Impairment of Long-Lived Assets and Goodwill The Company’s long-lived assets as of September 30, 2018 consisted primarily of property, plant and equipment, patents, intangibles, and goodwill. The Company reviews the carrying amount of its property, plant and equipment and patents if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

Determining fair values of property, plant and equipment and patents using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches or acquisitions, and estimated expansion of the FTTP market.

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2018, 2017, and 2016 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2018, there were no triggering events that indicated goodwill could be impaired.

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

During the year ended September 30, 2017, the Company incurred an impairment charge on long-lived assets of $643,604. This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets or goodwill has occurred during the years ended September 30, 2018 or 2016, respectively.

Valuation of Inventory The Company maintains a material amount of inventory to support its manufacturing operations and customer demand. This inventory is stated at the lower of cost or net realizable value. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its market value through a charge to cost of sales. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly.

Results of Operations

Year ended September 30, 2018 compared to year ended September 30, 2017

Net sales for fiscal year 2018 increased 5%, or $3,703,000, to $77,651,000 from net sales of $73,948,000 in 2017. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 7% and 8% of net sales for the years ended September 30, 2018 and 2017, respectively.

Sales in fiscal year 2018 to commercial data networks and broadband service providers were 95% of net sales, or $73,900,000, compared to $69,921,000, or 95%, of net sales in fiscal 2017. Among this group, the Company recorded $5,356,000 in international sales in fiscal year 2018 versus $6,047,000 in fiscal year 2017. Sales associated with build-to-print manufacturing for original equipment manufacturers in 2018 were 5% of net sales, or $3,751,000, compared to $4,027,000, or 5%, of net sales in fiscal year 2017.

The increase in net sales for fiscal year 2018 of $3,703,000 as compared to fiscal year 2017 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $5,913,000 driven by the acquisition of our active cabinet line in February 2018. This was slightly offset by a decrease in the ongoing builds of an Alternative Carrier customer of $1,383,000 and a decrease in international sales of $691,000 for fiscal year 2018 as compared to fiscal 2017 due to decreased demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for fiscal year 2018 was $46,655,000, an increase of $2,972,000, or 7%, from the $43,683,000 in fiscal year 2017. Gross profit increased 2%, or $733,000, from $30,264,000 for fiscal year 2017 to $30,997,000 for fiscal year 2018. Gross profit percent was 39.9% in fiscal year 2018, as compared to 40.9% for fiscal year 2017. The year-over-year increase in gross profit was primarily due to increased sales volume. The decrease in gross profit percent was primarily due to the integration of the Company’s acquired active cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which generally have lower gross margins.

Selling, general and administrative expense for fiscal year 2018 was $25,926,000, an increase of $974,000, or 4%, compared to $24,952,000 for fiscal year 2017. This increase is primarily composed of an increase of $913,000 in compensation costs due to additional sales and marketing personnel, an increase of $337,000 in depreciation and amortization expense, and an increase of $1,131,000 of expenses due to the litigation and settlement of patent infringement claims that occurred during the second quarter of fiscal 2018. These were partially offset by a decrease of $269,000 in stock compensation expense, a decrease of $324,000 in product development costs, and a decrease of $409,000 in performance compensation accruals when compared to fiscal year 2017.

Income from operations for fiscal year 2018 was $5,071,000 compared to $5,312,000 for fiscal year 2017. This decrease is attributable to increased selling, general and administrative expenses described above.

Interest income in fiscal year 2018 was $457,000 compared to $274,000 for fiscal year 2017. The increase is due mainly to higher interest rates earned on its investments in fiscal 2018. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

Income tax expense for fiscal year 2018 was $1,253,000 compared to $1,738,000 for fiscal year 2017. The decrease in tax expense of $485,000 from the year ended September 30, 2017 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision. The decrease in the income tax expense rate to 22.7% for fiscal year 2018 from 31.1% for fiscal year 2017 is primarily due to the Tax Reform Act as described above. Our provisions for income taxes include current federal tax expense, state income tax expense, and deferred tax expense.

Net income for fiscal year 2018 was $4,275,000 or $0.32 per basic and diluted share, compared to $3,848,000 or $0.28 per basic and diluted share for the year 2017.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had combined balances of short-term cash and investments and long-term investments of $35,452,000 as compared to $44,289,000 as of September 30, 2017. As of September 30, 2018, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $17,478,000 as of September 30, 2018, compared to $24,473,000, as of September 30, 2017. Investments considered long-term were $17,974,000 as of September 30, 2018, compared to $19,816,000 as of September 30, 2017. Our excess cash is invested mainly in certificates of deposit and money market accounts. Substantially all of our funds are insured by the FDIC. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of September 30, 2018 or 2017, respectively.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our Board of Directors. The share repurchase program was originally adopted on November 13, 2014 with $8,000,000 authorized for common stock repurchases. On April 25, 2017, our Board of Directors increased the authorization to $12,000,000 of common stock.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2018 totaled $4,548,000. Cash provided by operations included net income of $4,275,000 for the fiscal year ended September 30, 2018, non-cash expenses for depreciation and amortization of $2,048,000, and stock-based compensation of $2,003,000, slightly offset by a non-cash benefit to deferred taxes of $339,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease to inventories of $1,184,000, net of the acquisition of $2,781,000 in inventories as a result of the product line acquisition of Calix active cabinets that occurred during the year ended September 30, 2018. Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $724,000 due primarily to increased inventory. Changes in operating assets and liabilities using cash include an increase in accounts receivable from September 30, 2017 to September 30, 2018 of $5,584,000. The increase in accounts receivable was primarily due to increased net sales for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. Additionally, days sales outstanding, which measures how quickly receivables are collected, increased 16 days to 52 days from September 30, 2017 to September 30, 2018.

Net cash generated from operations for the fiscal year ended September 30, 2017 totaled $6,298,000. Cash provided by operations included net income of $3,848,000 for the fiscal year ended September 30, 2017, which included non-cash expenses for depreciation and amortization of $1,622,000, stock-based compensation of $2,320,000, and impairment of long-lived assets of $644,000 offset by changes in operating assets and liabilities using cash. Changes between fiscal year 2017 and fiscal year 2016 in working capital items using cash consisted primarily of a decrease in accounts payable and accrued expenses of $3,065,000 offset slightly by a decrease in accounts receivable of $762,000. The decrease in accounts payable and accrued expenses is primarily due to decreased performance compensation accruals. The decrease in accounts receivable is primarily attributable to decreased sales in the quarter ended September 30, 2017 compared to the same quarter of fiscal 2016. Days sales outstanding was 36 days for September 30, 2017 and 35 days for September 30, 2016.

Net cash generated from operations for the fiscal year ended September 30, 2016 totaled $11,553,000. Cash provided by operations included net income of $8,013,000 for the fiscal year ended September 30, 2016, which included non-cash expenses for depreciation and amortization of $1,449,000 and stock-based compensation of $1,405,000, along with a non-cash benefit from deferred taxes of $2,341,000. The Company has historically been utilizing its net operating losses (“NOLs”) for taxes due and made cash payments related to taxes of $1,131,000, $51,000 and $361,000 in the fiscal periods 2016, 2015 and 2014, respectively. Since the federal NOLs are now fully consumed as of September 30, 2016, the Company will no longer have this non-cash tax benefit, which will result in the Company having to use cash for its tax expense. Changes between fiscal year 2016 and fiscal year 2015 in working capital items using cash included increases in accounts receivable, inventory, and other current assets of $1,988,000, $1,190,000, and $813,000, respectively. The increase in accounts receivable is primarily attributable to increased sales in the quarter ended September 30, 2016. Days sales outstanding was 35 days for both September 30, 2016 and September 30, 2015. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels for new product development. The increase in other current assets is primarily due to an increase in income taxes receivable as of September 30, 2016. Changes in working capital items providing cash between fiscal year 2016 and fiscal year 2015 included an increase in accounts payable and accrued expenses of $2,324,000, primarily due to increased performance compensation accruals.

Investing Activities

For the fiscal year ended September 30, 2018, we acquired the active cabinet product line in February 2018 for the amount of $10,350,000, which was paid from our available cash. Additionally, we used $1,190,000 in cash for the purchase of capital equipment and patents. These purchases were mainly related to information technology and manufacturing equipment. During fiscal year 2018, we purchased $7,283,000 of FDIC-backed certificates of deposit and sold $6,132,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $12,608,000 in fiscal year 2018 as compared to $11,540,000 in fiscal year 2017. In fiscal year 2019, the Company intends to continue investing in the necessary computer hardware and software required to optimize its business, along with appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.

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

Financing Activities

For the fiscal year ended September 30, 2018, the Company used $1,760,000 for the repurchase of common stock. Also, the Company received $298,000 during the fiscal year ended September 30, 2018 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company used $489,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2018 was $1,928,000.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun drafting its accounting policies and evaluating the new disclosure requirements. The updated guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The updated guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company anticipates there will be expanded financial statement disclosures in order to comply with the updated guidance and has decided that it would use the cumulative catch-up transition method should the adoption of this standard require any restatement.  While the Company has not completed the entire assessment as of September 30, 2018, based on the work done to date, the Company believes the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance will apply beginning October 1, 2019. While the Company is still in the process of evaluating the effect of adoption on our financial statements, it is expected the adoption will lead to a material increase in the assets and liabilities recorded on the balance sheets.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Clearfield, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Clearfield, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2018 and 2017, the related statements of earnings, shareholders’ equity and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

November 14, 2018

CLEARFIELD, INC.

BALANCE SHEETS

	September 30, 2018	September 30, 2017
Assets
Current Assets
Cash and cash equivalents	$8,547,777	$18,536,111
Short-term investments	8,930,225	5,937,150
Accounts receivable, net	12,821,258	7,237,641
Inventories, net	10,050,135	8,453,567
Other current assets	742,136	978,933
Total current assets	41,091,531	41,143,402

Property, plant and equipment, net	4,744,584	5,434,172

Other Assets
Long-term investments	17,974,000	19,816,000
Goodwill	4,708,511	2,570,511
Intangible assets, net	5,482,555	284,787
Other	227,461	245,165
Total other assets	28,392,527	22,916,463
Total Assets	$74,228,642	$69,494,037

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,363,380	$1,739,791
Accrued compensation	2,048,904	2,410,026
Accrued expenses	568,507	93,304
Total current liabilities	4,980,791	4,243,121

Other Liabilities
Deferred taxes	104,935	444,076
Deferred rent	268,040	281,720
Total other liabilities	372,975	725,796
Total liabilities	5,353,766	4,968,917

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, $ .01 par value; 50,000,000 shares authorized; 13,646,553 and 13,812,821 shares issued and outstanding as of September 30, 2018 and 2017, respectively	136,466	138,128
Additional paid-in capital	55,483,759	55,406,888
Retained earnings	13,254,651	8,980,104
Total shareholders’ equity	68,874,876	64,525,120
Total Liabilities and Shareholders’ Equity	$74,228,642	$69,494,037

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF EARNINGS

	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2016

Net sales	$77,651,354	$73,947,619	$75,287,726

Cost of sales	46,654,570	43,683,360	42,417,478

Gross profit	30,996,784	30,264,259	32,870,248

Operating expenses
Selling, general, and administrative	25,925,933	24,952,376	22,138,556
Income from operations	5,070,851	5,311,883	10,731,692

Interest income	457,101	273,930	157,402

Income before income taxes	5,527,952	5,585,813	10,889,094

Income tax expense	1,253,405	1,737,974	2,876,032
Net income	$4,274,547	$3,847,839	$8,013,062

Net income per share Basic	$0.32	$0.28	$0.60
Net income per share Diluted	$0.32	$0.28	$0.59

Shares used in calculation of net income per share:
Basic	13,429,232	13,532,375	13,372,579
Diluted	13,452,860	13,660,806	13,663,349

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained earnings	Total shareholders’
	Shares	Amount	paid-in capital	(accumulated deficit)	equity
Balance as of September 30, 2015	13,705,658	$137,057	$55,887,850	$(4,745,777)	$51,279,130
Establishment of deferred tax asset for the adoption of ASU 2016-09	-	-	-	1,864,980	1,864,980
Stock-based compensation expense	-	-	1,404,899	-	1,404,899
Repurchase of common stock	(27,090)	(271)	(333,490)	-	(333,761)
Restricted stock issuance, net	258,266	2,583	(2,583)	-	-
Employee stock purchase plan	22,318	223	254,203	-	254,426
Exercise of stock options, net of shares exchanged for payment	191,853	1,918	546,926	-	548,844
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(24,726)	(247)	(437,290)	-	(437,537)
Net income	-	-	-	8,013,062	8,013,062
Balance as of September 30, 2016	14,126,279	141,263	57,320,515	5,132,265	62,594,043
Stock-based compensation expense	-	-	2,319,975	-	2,319,975
Repurchase of common stock	(270,124)	(2,701)	(3,644,613)	-	(3,647,314)
Restricted stock issuance, net	(7,809)	(78)	78	-	-
Employee stock purchase plan	25,867	258	334,434	-	334,692
Exercise of stock options, net of shares exchanged for payment	14,053	140	28,577	-	28,717
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(75,445)	(754)	(952,078)	-	(952,832)
Net income	-	-	-	3,847,839	3,847,839
Balance as of September 30, 2017	13,812,821	138,128	55,406,888	8,980,104	64,525,120
Stock-based compensation expense	-	-	2,003,207	-	2,003,207
Repurchase of common stock	(154,491)	(1,545)	(1,758,897)	-	(1,760,442)
Restricted stock issuance, net	(7,987)	(80)	80	-	-
Employee stock purchase plan	30,174	302	297,558	-	297,860
Exercise of stock options, net of shares exchanged for payment	8,025	81	23,931	-	24,012
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(41,989)	(420)	(489,008)	-	(489,428)
Net income	-	-	-	4,274,547	4,274,547
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876

The accompanying notes are an integral part of these financial statements.

CLEARFIELD, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2016
Cash flows from operating activities:
Net income	$4,274,547	$3,847,839	$8,013,062
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,047,746	1,622,094	1,449,202
Impairment of long-lived assets	-	643,604	-
Deferred income taxes	(339,141)	32,297	2,340,771
(Gain) loss on disposal of assets	(17,691)	35,281	12,348
Stock-based compensation expense	2,003,207	2,319,975	1,404,899
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(5,583,617)	761,569	(1,988,310)
Inventories	1,183,998	(80,412)	(1,190,301)
Prepaid expenses and other current assets	254,501	180,456	(812,811)
Accounts payable and accrued expenses	723,990	(3,064,650)	2,323,891
Net cash provided by operating activities	4,547,540	6,298,053	11,552,751
Cash flows from investing activities:
Business acquisition	(10,350,000)	-	-
Purchases of property, plant and equipment	(1,066,284)	(1,951,615)	(1,550,128)
Purchase of investments	(7,283,075)	(17,630,075)	(8,138,075)
Proceeds from sale of property and equipment	83,052	5,100	729
Patent additions	(123,569)	(69,936)	(77,138)
Sale of investments	6,132,000	8,107,000	8,123,000
Net cash used in investing activities	(12,607,876)	(11,539,526)	(1,641,612)
Cash flows from financing activities:
Repurchase of common stock	(1,760,442)	(3,647,314)	(333,761)
Proceeds from issuance of common stock under employee stock purchase plan	297,860	334,692	254,426
Proceeds from issuance of common stock	24,012	28,717	548,844
Tax withholding related to vesting of restricted stock grants and exercise of stock options	(489,428)	(952,832)	(437,537)
Net cash (used in) provided by financing activities	(1,927,998)	(4,236,737)	31,972
(Decrease) increase in cash and cash equivalents	(9,988,334)	(9,478,210)	9,943,111
Cash and cash equivalents at beginning of year	18,536,111	28,014,321	18,071,210
Cash and cash equivalents at end of year	$8,547,777	$18,536,111	$28,014,321
Supplemental cash flow information
Cash paid during the year for income taxes, net of refunds	$719,694	$1,471,203	$1,130,930
Non-cash financing activities
Cashless exercise of stock options	$5,782	$34,268	$853,033
Establishment of deferred tax asset for the adoption of ASU 2016-09	$-	$-	$1,864,980

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents as of September 30, 2018 and 2017 consist entirely of short-term money market accounts.

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

	September 30, 2018	September 30, 2017
Less than one year	$8,930,225	$5,937,150
1-5 years	17,974,000	19,816,000
Total	$26,904,225	$25,753,150

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance for doubtful accounts activity for the years ended September 30, 2018, 2017, and 2016 is as follows:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2018	$79,085	$-	$-	$79,085
September 30, 2017	93,473	-	(14,388)	79,085
September 30, 2016	79,473	25,000	(11,000)	93,473

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

Inventories: Inventories consist of finished goods, raw materials and work in process and are stated at the lower of average cost (which approximates first-in, first-out) or net realizable value. Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2018	September 30, 2017
Raw materials	$6,013,166	$5,991,863
Work-in-process	560,988	724,248
Finished goods	3,475,981	1,737,456
Inventories, net	$10,050,135	$8,453,567

During the year ended September 30, 2018, as part of the acquisition described in Note F, the Company acquired inventory with a fair value of $2,781,000.  Inventory is stated at the lower of cost or net realizable value. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to cost of sales. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly or if new products are not accepted by the market.

Also during the year ended September 30, 2018, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out or the retail inventory method. This adoption had no effect on the financial statements and was applied prospectively. Therefore, prior periods were not retrospectively adjusted.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Estimated useful lives of the assets are as follows:

	Years
Equipment	3	-	7
Leasehold improvements	7	-	10 or life of lease
Vehicles		3

Property, plant and equipment consist of the following:

	September 30, 2018	September 30, 2017
Manufacturing equipment	$5,202,532	$5,370,962
Office equipment	3,809,614	3,600,006
Leasehold improvements	2,417,786	2,404,331
Vehicles	226,221	193,702
Property, plant and equipment, gross	11,656,153	11,569,001
Less accumulated depreciation	6,911,569	6,134,829
Property, plant and equipment, net	$4,744,584	$5,434,172

Depreciation expense for the years ended September 30, 2018, 2017, and 2016 were $1,748,945, $1,614,272, and $1,445,910, respectively.

Goodwill and Intangible Assets: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2018, 2017, and 2016 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2018, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2018, 2017, or 2016, respectively.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2018, the Company has 15 patents granted and multiple pending applications both inside and outside the United States.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018 as described in Note F in greater detail below. Finite life intangible assets at September 30, 2018 and 2017 are as follows:

	September 30, 2018
	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742,000	$155,917	$3,586,083
Certifications	8	1,068,000	83,437	984,563
Trademarks	8	563,000	43,984	519,016
Patents	20	393,002	24,981	368,021
Other	5	31,091	6,219	24,872
Totals		$5,797,093	$314,538	$5,482,555

	September 30, 2017
	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Patents	20	$269,433	$15,737	$253,696
Other	5	31,091	-	31,091
Totals		$300,524	$15,737	$284,787

Amortization expense related to these assets for the years ended September 30, 2018, 2017, and 2016 were $298,801, $7,822, and $3,292, respectively.

Estimated future annual amortization expense associated with finite lived intangible assets is expected to be as follows:

Year ending September 30	Amount
2019	$471,215
2020	471,215
2021	471,215
2022	471,215
2023	464,997
Thereafter	3,132,698
Total future amortization expense	$5,482,555

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

This impairment was related to the cancellation of an enterprise resource planning software implementation. No impairment of long-lived assets occurred during the years ended September 30, 2018 or 2016, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of both September 30, 2018 and September 30, 2017, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

Research and Development Costs: Research and development costs amounted to $787,364, $865,568, and $838,122, for the years ended September 30, 2018, 2017, and 2016, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $365,859, $378,217, and $350,399, for the years ended September 30, 2018, 2017, and 2016, respectively, and are charged to expense when incurred.

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Weighted average common shares outstanding for the years ended September 30, 2018, 2017, and 2016 were as follows:

Year ended September 30,	2018	2017	2016
Net income	$4,274,547	$3,847,839	$8,013,062
Weighted average common shares	13,429,232	13,532,375	13,372,579
Dilutive potential common shares	23,628	128,431	290,770
Weighted average dilutive common shares outstanding	13,452,860	13,660,806	13,663,349
Earnings per share:
Basic	$0.32	$0.28	$0.60
Diluted	$0.32	$0.28	$0.59

There were 108,000 shares for the year ended September 30, 2018 that were excluded from the above calculation as they were considered antidilutive in nature. No shares were considered antidilutive for the years ended September 30, 2017 and 2016.

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

Reclassifications: Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior periods' net income, shareholders’ equity, or cash flows.

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun drafting its accounting policies and evaluating the new disclosure requirements. The updated guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The updated guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company anticipates there will be expanded financial statement disclosures in order to comply with the updated guidance and has decided that it would use the cumulative catch-up transition method should the adoption of this standard require any restatement.  While the Company has not completed the entire assessment as of September 30, 2018, based on the work done to date, the Company believes the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance will apply beginning October 1, 2019. While the Company is still in the process of evaluating the effect of adoption on our financial statements, it is expected the adoption will lead to a material increase in the assets and liabilities recorded on the balance sheets.

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

NOTE B – COMMITMENTS AND FACILITIES

Operating Leases: The Company leases office and manufacturing facilities in Minnesota and Mexico for its ongoing operations, which expire at various dates through February 2024. The Company also leases various pieces of office equipment. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. For the years ended September 30, 2018, 2017, and 2016, total rent expense was $869,000, $768,000 and $658,000 respectively. Rent expense includes operating expenses, insurance, and related taxes.

As of September 30, 2018, the future minimum lease payments required under operating lease agreements are as follows:

Year ending September 30	Operating leases
2019	$593,586
2020	568,018
2021	402,123
2022	412,177
2023	422,481
Thereafter	615,336
Total minimum lease payments	$3,013,721

Share Repurchase Program: On November 13, 2014, the Company announced that its board of directors had approved a stock repurchase program under which it will purchase up to $8,000,000 of its outstanding shares of common stock. On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. As of September 30, 2018, the Company may repurchase up to $5,409,326 of its outstanding shares of common stock.

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

The Company currently has one equity compensation plan, the 2007 Stock Compensation Plan, from which it grants equity awards that are used as an incentive for directors, officers, and other employees. The 2007 Stock Compensation Plan has 1,003,644 shares available for issue as of September 30, 2018. As of September 30, 2018, $3,522,909 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 6.1 years. The Company recorded related compensation expense for the years ended September 30, 2018, 2017, and 2016 of $2,003,207, $2,319,975, and $1,404,899, respectively. For the year ended September 30, 2018, $1,835,086 of this expense was included in selling, general and administrative expense and $168,121 was included in cost of sales. For the year ended September 30, 2017, $2,103,621 of this expense was included in selling, general and administrative expense and $216,354 was included in cost of sales. For the year ended September 30, 2016, $1,272,656 of this expense was included in selling, general and administrative expense and $132,243 was included in cost of sales.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. During the fiscal year ended September 30, 2018, the Company granted employees non-qualified stock options to purchase an aggregate of 108,000 shares of common stock with a weighted average contractual term of 4.7 years, a three year vesting term, and a weighted average exercise price of $13.37. There were no stock options granted during the years ended September 30, 2017 and 2016. The weighted-average fair value at the grant date for options issued during the year ended September 30, 2018 was $4.78. This fair value was estimated at the grant date using the assumptions listed below:

	Year ended September 30, 2018
Dividend yield	0%
Weighted average expected volatility	43.68%
Weighted average risk-free interest rate	2.70%
Weighted average expected life	3.7	years
Vesting period	3.0	years

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

NOTE C – SHAREHOLDERS’ EQUITY – Continued

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. However, options granted to directors have a one year vesting period and a six year contractual term. The maximum contractual term is normally six years. Shares issued upon exercise of a stock option are issued form the Company’s authorized but unissued shares. There were no options vested during the year ended September 30, 2018 and 2017, respectively. For the year ended September 30, 2018, there were 2,250 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2017, there were 10,500 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2018 and 2017 was $75,767 and $237,172, respectively. The intrinsic value of options exercisable as of September 30, 2018 is $331,535.

Option transactions under the 2007 Stock Compensation Plan during the years ended September 30, 2018 and 2017 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2016	54,800	$3.13
Granted	-	-	-
Cancelled or Forfeited	-	-
Exercised	(15,850)	3.97
Outstanding as of September 30, 2017	38,950	2.79
Granted	108,000	13.37	$4.78
Cancelled or Forfeited	-	-
Exercised	(8,450)	3.58
Outstanding as of September 30, 2018	138,500	$10.99

The following table summarizes information concerning options exercisable under the 2007 Stock Compensation Plan:

Year ended	Exercisable	Weighted average remaining contractual life	Weighted average exercise price
September 30, 2018	30,500	1.89 years	$2.58
September 30, 2017	38,950	2.73 years	$2.79

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
September 30, 2018	138,500	3.82 years	$10.99	$340,531
September 30, 2017	38,950	2.73 years	$2.79	$421,237

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards. The Company awards restricted stock grants to employees that vest over one to ten years.

NOTE C – SHAREHOLDERS’ EQUITY – Continued

Restricted stock transactions during the years ended September 30, 2018 and 2017 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2016	563,570	$14.26
Granted	3,795	16.45
Vested	(185,231)	12.30
Forfeited	(11,604)	14.79
Unvested shares as of September 30, 2017	370,530	15.24
Granted	7,235	14.17
Vested	(113,930)	16.45
Forfeited	(15,222)	15.41
Unvested shares as of September 30, 2018	248,613	$14.65

The Company repurchased a total of 41,989 shares of our common stock at an average price of $11.66 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2018. The Company repurchased a total of 75,445 shares of our common stock at an average price of $12.63 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2017.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phases that ended on December 31, 2017 and June 30, 2018, employees purchased 14,242 and 15,932 shares, respectively, at a price of $10.41 and $9.39 per share, respectively. For the phases that ended on December 31, 2016 and June 30, 2017, employees purchased 11,144 and 14,723 shares, respectively, at a price of $15.21 and $11.22 per share, respectively. As of September 30, 2018, the Company has withheld approximately $70,905 from employees participating in the phase that began on July 1, 2018. After the employee purchase on June 30, 2018, 87,081 shares of common stock were available for future purchase under the ESPP.

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

NOTE D – INCOME TAXES – Continued

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

As of September 30, 2017, the Company’s remaining valuation allowance of approximately $159,000 related to state net operating loss carry forwards. As a result of recording the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”) on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the first quarter of 2018. During the fourth quarter of 2018, the Company reversed approximately $86,000 of its remaining valuation allowance. This consisted of decreasing the valuation allowance for the expiration and utilization of state net operating losses in 2018 of approximately $133,000 and increasing the valuation allowance by approximately $47,000 for future expected NOL utilization based on updated profitability estimates and the Federal rate change due to the Tax Reform Act. The remaining valuation allowance balance as of September 30, 2018 of $105,000 relates entirely to state net operating loss carry forwards we do not expect to utilize. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

NOTE D – INCOME TAXES – Continued

The valuation allowance activity for the years ended September 30, 2018, 2017, and 2016 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Expense (Benefit)	Reversal for State NOL Expiration and Utilization	Balance at End of Year
September 30, 2018	$159,154	$79,377	$(133,673)	$104,858
September 30, 2017	322,404	(32,154)	(131,096)	159,154
September 30, 2016	658,808	(78,044)	(258,360)	322,404

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30, 2018	September 30, 2017
Long-term deferred income tax assets (liabilities):
Intangibles	$(70,467)	$(90,085)
Property and equipment depreciation	(552,119)	(948,653)
Net operating loss carry forwards and credits	464,274	551,125
Stock-based compensation	151,558	209,645
Inventories	400,111	503,632
Prepaid expenses	(60,806)	(48,847)
Accrued expenses and reserves	250,787	404,649
Goodwill	(583,415)	(866,388)
Gross long-term deferred tax liability	(77)	(284,922)
Valuation allowance	(104,858)	(159,154)
Net long-term deferred tax liability	$(104,935)	$(444,076)

As of September 30, 2018, the current income tax payable was approximately $464,000 and as of September 30, 2017, the current income tax receivable was $409,000. Current income tax payable amounts are included in Accrued Expenses and current income tax receivable amounts are included in Other Current Assets in the Company’s balance sheets.

During the quarter ended December 31, 2015, the Company early adopted ASU 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and therefore, prior periods were not retrospectively adjusted.

As of September 30, 2018, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $3,468,000 state NOLs. The U.S. federal NOL carry forward amounts were fully utilized in fiscal year 2016. The state NOL carry forward amounts expire in fiscal years 2019 through 2022 if not utilized. In addition, as of September 30, 2018, the Company has Minnesota research and development and alternative minimum tax credits of $198,000 and $50,000, respectively. The Company has not recorded a valuation allowance on these deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2030.

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

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30, 2018	September 30, 2017	September 30, 2016
Federal statutory rate	24%	34%	34%
Federal rate change	(5%)	-	-
State income taxes	2%	1%	1%
Permanent differences	-	(1%)	-
Change in valuation allowance	(3%)	(4%)	(3%)
Expiration and utilization of state NOL’s	4%	3%	2%
Research and development credits	(1%)	(1%)	(1%)
Excess tax expense (benefits) from stock-based compensation	2%	(1%)	(7%)
Tax rate	23%	31%	26%

Components of the income tax expense are as follows for the years ended:

	September 30, 2018	September 30, 2017	September 30, 2016
Current:
Federal	$1,472,512	$1,627,125	$428,638
State	120,034	78,552	106,623
Current income tax expense	1,592,546	1,705,677	535,261
Deferred:
Federal	(463,798)	8,680	2,434,294
State	124,657	23,617	(93,523)
Deferred income tax expense	(339,141)	32,297	2,340,771
Income tax expense	$1,253,405	$1,737,974	$2,876,032

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2018, 2017, or 2016.

NOTE D – INCOME TAXES – Continued

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 2003. We are generally subject to U.S. federal and state tax examinations for all tax years since 2002 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. During the year ended September 30, 2018, the Company was examined by the U.S. Internal Revenue Service for fiscal year 2016. This examination resulted in no adjustments. The Company changed its fiscal year end in 2007 from March 31 to September 30.

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

Customers: For the years ended September 30, 2018, 2017, and 2016, the Company had two customers that comprised 10% or more of net sales. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2018, three customers accounted for 10% or more of accounts receivable. Two of these customers are distributors and the other is a private label original equipment manufacturer. As of September 30, 2017, one customer accounted for 19% of accounts receivable. This customer was a distributor.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2018	2017	2016
United States	$72,295,000	$67,901,000	$71,264,000
All Other Countries	5,356,000	6,047,000	4,024,000
Total Net Sales	$77,651,000	$73,948,000	$75,288,000

Long-lived assets: As of September 30, 2018 and 2017, the Company had property, plant and equipment with a net book value of $412,755 and $581,396, respectively, located in Mexico.

NOTE F – ACQUISITION

On February 20, 2018, the Company completed the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) upon the terms and conditions contained in an Asset Purchase Agreement dated February 20, 2018.

The introduction of the Clearfield active cabinet line provides customers a single point of contact for cabinet solutions—both passive and powered. The acquisition enables Clearfield to expand its Fiber-to-Anywhere expertise to include active powered electronic cabinet platforms while leveraging its supply chain. The acquisition also enables Clearfield to capitalize on and expand its reach to a broader customer base, including service providers in the Tier 1 and Tier 2 markets.

Acquisition date fair value of the consideration transferred totaled $10,350,000 which was comprised of a cash payment of $10,350,000 from the Company’s cash operating account.

We assumed no liabilities in the acquisition. As part of the acquisition, we also agreed to purchase a minimum of $3,500,000 in inventory and purchase orders from a subcontractor.  We are currently purchasing inventory from the subcontractor under the normal course of business and expect to fulfill the commitment during fiscal year 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired at the acquisition date:

February 20, 2018
Inventories	$2,781,000
Property, plant and equipment	58,000
Trademarks	563,000
Customer relationships	3,742,000
Product certification	1,068,000
Goodwill	2,138,000
Total Assets	$10,350,000

The active cabinet acquisition resulted in $2,138,000 of goodwill, which is expected to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Calix active cabinets includes the expected synergies and other benefits that we believe will result from combining the operations of active cabinet lines with the operations of Clearfield, Inc.

The Company incurred approximately $106,000 in legal, professional, and other costs related to this acquisition accounted for as selling and administrative expenses when incurred. The remaining weighted-average useful life of intangible assets acquired is 12.5 years.

As the active cabinet business was not operated as a separate subsidiary, division or entity, Calix did not maintain separate financial statements for the active cabinet business. As a result, we are unable to accurately determine earnings/loss for the active cabinet business on a standalone basis since the date of acquisition.

The following table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of October 1, 2016 and shows the net sales and net income as if the active cabinet business were combined with the Clearfield business for the years ended September 30, 2018 and 2017.

NOTE F – ACQUISITION – Continued

The pro forma includes estimated expenses relating to the amortization of intangibles purchased, the amortization of the inventory fair value adjustment, and estimated personnel costs:

	Pro Forma Year Ended September 30, 2017 (unaudited)	Pro Forma Year Ended September 30, 2018 (unaudited)
Net sales	$89,672,074	$80,958,789

Income from operations	$8,174,841	$5,554,766

Net income	$5,809,018	$4,794,757

Net income per share:
Basic	$0.43	$0.36
Diluted	$0.43	$0.36

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

NOTE G – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $654,001, $652,615 and $520,530 for the years ended September 30, 2018, 2017, and 2016, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2018, our internal control over financial reporting was effective. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2019 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Equity Compensation Plan Information” under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II hereof.

The remainder of the information required by Item 12 to be included in the 2019 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2019 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2019 Proxy Statement, is incorporated herein by reference into this section.

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

(b)       Exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
2.1	Asset Purchase Agreement dated February 20, 2018 by and between Calix, Inc. and Clearfield Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2018
3.1	Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017.
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010.
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 26, 2010 for the 2010 Annual Meeting of Shareholders held on February 25, 2010.
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014.

*10.8	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 16, 2017
23.1	Consent of Baker Tilly Virchow Krause, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

* Indicates a management contract or compensatory plan or arrangement.

** Indicates exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 14, 2018	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 14, 2018
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 14, 2018
/s/ Ronald G. Roth Ronald G. Roth	Director	November 14, 2018
/s/ Roger G. Harding Roger G. Harding	Director	November 14, 2018
/s/ Donald R. Hayward Donald R. Hayward	Director	November 14, 2018
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 14, 2018
/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 14, 2018