Form 10-Q
period 2018-12-31
Clearfield, Inc.
filed 2019-02-06
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

[X] YES [_] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] YES [_] NO

Indicate by check mark whether the registrant is a “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer” or a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Smaller reporting company [X] Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 30, 2019
Common stock, par value $.01	13,662,456

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2018	(Audited) September 30, 2018
Assets
Current Assets
Cash and cash equivalents	$15,358,334	$8,547,777
Short-term investments	8,490,225	8,930,225
Accounts receivables, net	8,167,441	12,821,258
Inventories, net	9,626,116	10,050,135
Other current assets	653,202	742,136
Total current assets	42,295,318	41,091,531

Property, plant and equipment, net	4,592,435	4,744,584

Other Assets
Long-term investments	18,292,000	17,974,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	5,381,889	5,482,555
Other	213,914	227,461
Total other assets	28,596,314	28,392,527
Total Assets	$75,484,067	$74,228,642

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,918,301	$2,363,380
Accrued compensation	1,771,531	2,048,904
Accrued expenses	862,998	568,507
Total current liabilities	4,552,830	4,980,791

Other Liabilities
Deferred taxes	104,935	104,935
Deferred rent	263,661	268,040
Total other liabilities	368,596	372,975
Total Liabilities	4,921,426	5,353,766

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	—	—
Common stock, authorized 50,000,000, $.01 par value; 13,662,456 and 13,646,553, shares issued and outstanding at December 31, 2018 and September 30, 2018	136,625	136,466
Additional paid-in capital	56,161,405	55,483,759
Retained earnings	14,264,611	13,254,651
Total Shareholders’ Equity	70,562,641	68,874,876
Total Liabilities and Shareholders’ Equity	$75,484,067	$74,228,642

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended December 31,
	2018	2017

Net sales	$20,089,150	$16,866,884

Cost of sales	12,142,452	9,758,477

Gross profit	7,946,698	7,108,407

Operating expenses
Selling, general and administrative	6,775,875	6,463,971
Income from operations	1,170,823	644,436

Interest income	135,137	95,722

Income before income taxes	1,305,960	740,158

Income tax expense (benefit)	296,000	(203,000)
Net income	$1,009,960	$943,158

Net income per share Basic	$0.08	$0.07
Net income per share Diluted	$0.08	$0.07

Weighted average shares outstanding:
Basic	13,400,383	13,443,945
Diluted	13,400,383	13,476,417

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Additional		Total shareholders’
	Shares	Amount	paid-in capital	Retained earnings	equity
Balance as of September 30, 2017	13,812,821	$138,128	$55,406,888	$8,980,104	$64,525,120
Stock-based compensation expense	-	-	483,287	-	483,287
Repurchase of common stock	(900)	(9)	(10,841)	-	(10,850)
Restricted stock issuance, net	(4,376)	(44)	44	-	-
Issuance of common stock under employee stock purchase plan	14,242	142	148,117	-	148,259
Exercise of stock options, net of shares exchanged for payment	3,075	32	3,217	-	3,249
Tax withholding related to vesting of restricted stock grants	(671)	(7)	(9,255)	-	(9,262)
Net income	-	-	-	943,158	943,158
Balance as of December 31, 2017	13,824,191	$138,242	$56,021,457	$9,923,262	$66,082,961

	Common Stock		Additional		Total shareholders’
	Shares	Amount	paid-in capital	Retained earnings	equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	538,524	-	538,524
Restricted stock issuance, net	(3,838)	(38)	38	-	-
Issuance of common stock under employee stock purchase plan	17,312	173	145,767	-	145,940
Exercise of stock options, net of shares exchanged for payment	2,974	29	(12)	-	17
Tax withholding related to vesting of restricted stock grants	(545)	(5)	(6,671)	-	(6,676)
Net income	-	-	-	1,009,960	1,009,960
Balance as of December 31, 2018	13,662,456	$136,625	$56,161,405	$14,264,611	$70,562,641

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$1,009,960	$943,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529,414	436,198
Deferred taxes	-	(384,000)
Loss on disposal of assets	-	1,594
Stock based compensation	538,524	483,287
Changes in operating assets and liabilities:
Accounts receivable	4,653,817	1,666,920
Inventories	424,019	313,183
Other assets	102,481	41,706
Accounts payable, accrued expenses and deferred rent	(432,340)	(1,497,524)
Net cash provided by operating activities	6,825,875	2,004,522

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(276,599)	(229,999)
Purchases of investments	(1,558,000)	(2,466,000)
Proceeds from maturities of investments	1,680,000	2,477,000
Net cash used in investing activities	(154,599)	(218,999)

Cash flows from financing activities
Repurchases of common stock	-	(10,850)
Proceeds from issuance of common stock under employee stock purchase plan	145,940	148,259
Proceeds from issuance of common stock upon exercise of stock options	17	3,249
Tax withholding related to vesting of restricted stock grants	(6,676)	(9,262)
Net cash provided by financing activities	139,281	131,396

Increase in cash and cash equivalents	6,810,557	1,916,919

Cash and cash equivalents, beginning of period	8,547,777	18,536,111

Cash and cash equivalents, end of period	$15,358,334	$20,453,030

Supplemental disclosures for cash flow information
Cash (received) paid during the year for income taxes	$(1,043)	$2,500

Non-cash financing activities
Cashless exercise of stock options	$9,658	$5,782

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three months ended December 31, 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Recently Adopted Accounting Pronouncements

Effective October 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no material impact on our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. Additional information and disclosures required by this new standard are contained in Note 5, “Revenue.”

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Net income	$1,009,960	$943,158
Weighted average common shares	13,400,383	13,443,945
Dilutive potential common shares	-	32,472
Weighted average dilutive common shares outstanding	13,400,383	13,476,417
Net income per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

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

The maturity dates of the Company’s CDs as of December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	September 30, 2018
Less than one year	$8,490,225	$8,930,225
1-5 years	18,292,000	17,974,000
Total	$26,782,225	$26,904,225

Note 4. Stock Based Compensation

The Company recorded $538,524 of compensation expense related to current and past restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2018 of which $507,284 is included in selling, general and administrative expense, and $31,240 is included in cost of sales. The Company recorded $483,287 of compensation expense related to current and past equity awards for the three months ended December 31, 2017 of which $441,257 was included in selling, general and administrative expense, and $42,030 was included in cost of sales. As of December 31, 2018, $3,474,499 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 5.7 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. During the three months ended December 31, 2018, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of four years, a three year vesting term, and a weighted average exercise price of $12.17. There were no stock options granted during the three months ended December 31, 2017. The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2018 was $3.53.

This fair value was estimated at the grant date using the assumptions listed below:

Three months ended December 31, 2018
Dividend yield	0%
Weighted average expected volatility	37.77%
Weighted average risk-free interest rate	2.92%
Weighted average expected life (years)	3.0
Vesting period (years)	3.0

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. However, options granted to directors have a one year vesting period and a six-year contractual term. The maximum contractual term is normally six years. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the three months ended December 31, 2018:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2018	138,500	$10.99
Granted	172,000	12.17
Exercised	(3,750)	2.58
Cancelled or Forfeited	-	-
Outstanding as of December 31, 2018	306,750	$11.76

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2018, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.9 years and their aggregate intrinsic value was $196,345. During the three months ended December 31, 2018, the Company received proceeds of $17 from the exercise of 3,750 stock options. During the three months ended December 31, 2017, exercised stock options totaled 3,500 shares, resulting in $3,249 of proceeds to the Company.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

There were no restricted stock awards granted during the three months ended December 31, 2018 and December 31, 2017. Restricted stock transactions during the three months ended December 31, 2018 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2018	248,613	$14.65
Granted	-	-
Vested	(1,700)	13.64
Forfeited	(3,838)	14.49
Unvested as of December 31, 2018	243,075	$14.66

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2018 and December 31, 2017, employees purchased 17,312 and 14,242 shares at a price of $8.43 and $10.41 per share, respectively. After the employee purchase on December 31, 2018, 69,769 shares of common stock were available for future purchase under the ESPP.

Note 5. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

Our revenues related to the following geographic areas were as follows for the three months ended:

	December 31, 2018	December 31, 2017
United States	$18,504,467	$15,497,661
All other countries	1,584,683	1,369,223
Total Net Sales	$20,089,150	$16,866,884

In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	December 31, 2018	December 31, 2017
Broadband service providers	94%	95%
Build-to-print customers	6%	5%
Total Net Sales	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are stated at their estimated net realizable value. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2018 and September 30, 2018, the balance in the allowance for doubtful accounts was $79,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2018	September 30, 2018
Raw materials	$5,775,216	$6,013,166
Work-in-progress	529,767	560,988
Finished goods	3,321,133	3,475,981
Inventories, net	$9,626,116	$10,050,135

During the three months ended December 31, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out or the retail inventory method. This adoption had no effect on the financial statements and was applied prospectively. Therefore, prior periods were not retrospectively adjusted.

Note 7. Major Customer Concentration

For the three months ended December 31, 2018 and 2017, the Company had two customers that comprised 10% or more of net sales. For the three months ended December 31, 2018, one of these customers was a distributor and the other was a private label original equipment manufacturer. For the three months ended December 31, 2017, both of these customers were distributors.

As of December 31, 2018, the Company had two customers that comprised 10% or more of accounts receivable. One of these customers was a distributor and the other was a private label original equipment manufacturer. As of September 30, 2018, the Company had three customers that comprised 10% or more of accounts receivable. Two of these customers were distributors and the other was a private label original equipment manufacturer.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2018 did not indicate an impairment of goodwill. During the three months ended December 31, 2018, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2018, the Company has 15 patents granted and multiple pending applications both inside and outside the United States.

Note 9. Income Taxes

For the three months ended December 31, 2018, the Company recorded an expense for income taxes of $296,000, reflecting an effective tax rate of 22.7%. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Additionally, differences between the effective tax rate and the statutory tax rate are related to nondeductible meals and entertainment, research and development credits and nondeductible stock compensation.

As of December 31, 2018 and September 30, 2018, the Company had a remaining valuation allowance of approximately $105,000 related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the three months ended December 31, 2017. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the three months ended December 31, 2018.

For the three months ended December 31, 2017, the Company recorded a benefit for income taxes of $203,000, reflecting an effective tax rate of negative 27.4%. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Our first quarter of fiscal 2018 tax benefit reflected a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the three months ended December 31, 2017 and reduced long-term deferred tax liabilities as of December 31, 2017. Additionally, differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits.

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

As of December 31, 2018, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2018, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2018 and 2017 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2018.

OVERVIEW

General

Clearfield, Inc. designs, manufactures and distributes fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space across North America. Our “fiber to anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (Traditional Carriers), wireless operators, MSO/cable TV companies, and competitive local exchange carriers (Alternative Carriers), while also catering to the broadband needs of the utility/municipality, enterprise, data center, and military markets. The Company also provides build-to-print services for original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

The Company has historically focused on the un-served or under-served rural communities that receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s plants in Brooklyn Park, Minnesota, and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, and some sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

Three months ended December 31, 2018 vS. three months ended December 31, 2017

Net sales for the first quarter of fiscal 2019 ended December 31, 2018 were $20,089,000, an increase of approximately 19% or $3,222,000, from net sales of $16,867,000 for the first quarter of fiscal 2018. Net sales to broadband service providers were $18,800,000 in the first quarter of fiscal 2019 versus $16,020,000 in the same period of fiscal 2018. Among this group, the Company recorded $1,585,000 in international sales for the first quarter of fiscal 2019 versus $1,369,000 in the same period of fiscal 2018. Net sales to build-to-print customers were $1,289,000 in the first quarter of fiscal 2019 versus $847,000 in the same period of fiscal 2018. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% of total net sales for the first quarters of both fiscal 2019 and 2018.

The increase in net sales for the quarter ended December 31, 2018 of $3,222,000 compared to the quarter ended December 31, 2017 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $2,732,000 driven by the acquisition of our active cabinet line in February 2018. Additionally, sales to build-to-print customers increased $442,000 during the same period due to an increase in demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2019 was $12,142,000, an increase of $2,384,000, or 24%, from $9,758,000 in the comparable period of fiscal 2018. Gross profit percent was 39.6% in the fiscal 2019 first quarter, down from 42.1% for the fiscal 2018 first quarter. Gross profit increased $839,000, or 12%, to $7,947,000 for the quarter ended December 31, 2018 from $7,108,000 in the comparable period in fiscal 2018. The increase in gross profit in the first quarter of fiscal 2019 was due to increased volume while the decrease in gross profit percent was primarily due to the integration of the Company’s acquired active cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which have lower gross margins.

Selling, general and administrative expenses increased $312,000, or 5%, to $6,776,000 in the fiscal 2019 first quarter from $6,464,000 for the fiscal 2018 first quarter. The increase in the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018 consists primarily of an increase of $627,000 in compensation costs due primarily to additional sales and engineering personnel and an increase of $120,000 of depreciation and amortization expense. These were somewhat offset by a decrease of $624,000 in legal expenses, mainly due to the settlement of a patent infringement lawsuit that occurred during the second quarter of fiscal 2018.

Income from operations for the quarter ended December 31, 2018 was $1,171,000 compared to income from operations of $644,000 for the comparable quarter of fiscal 2018, an increase of approximately 82%. This increase is attributable to increased gross profit, slightly offset by increased selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2018 was $135,000 compared to $96,000 for the comparable quarter for fiscal 2018. The increase is due mainly to higher interest rates earned on its investments in fiscal 2019. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit and money market accounts.

We recorded a provision for income taxes of $296,000 and a benefit for income taxes of $203,000 for the quarters ended December 31, 2018 and 2017, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $499,000 from the first quarter for fiscal 2018 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the first quarter of fiscal 2018. The increase in the income tax expense rate to 22.7% for the first quarter of fiscal 2019 from negative 27.4% for the first quarter of fiscal 2018 is primarily due to the one-time benefit in the first quarter of fiscal 2018 from the Tax Reform Act as described.

The Company’s net income for the quarter ended December 31, 2018 was $1,010,000, or $0.08 per basic and diluted share. The Company’s net income for the quarter ended December 31, 2017 was $943,000, or $0.07 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $23,849,000 at December 31, 2018 compared to $17,478,000 at September 30, 2018. Our excess cash is invested mainly in certificates of deposit backed by the FDIC and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $18,292,000 as of December 31, 2018, compared to $17,974,000 as of September 30, 2018. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations at December 31, 2018 or September 30, 2018.

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

Operating Activities

Net cash provided by operating activities totaled $6,826,000 for the three months ended December 31, 2018. This was primarily due to net income of $1,010,000, non-cash expenses for depreciation and amortization of $529,000, and stock based compensation of $539,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $4,654,000 and $424,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased 15 days to 37 days from September 30, 2018 to December 31, 2018. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items using cash include a decrease in accounts payable, accrued expenses and deferred rent of $432,000 which primarily reflects fiscal 2018 accrued bonus compensation accruals paid in the first quarter of fiscal 2019.

Net cash provided by operating activities totaled $2,005,000 for the three months ended December 31, 2017. This was primarily due to net income of $943,000, non-cash expenses for depreciation and amortization of $436,000, and stock based compensation of $483,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $1,667,000 and $313,000, respectively. Day’s sales outstanding decreased six days to 30 days from September 30, 2017 to December 31, 2017. The decrease in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital items using cash include a decrease in accounts payable, accrued expenses and deferred rent of $1,498,000 which primarily reflects fiscal 2017 accrued bonus compensation accruals paid in the first quarter of fiscal 2018.

Investing Activities

We invest our excess cash in money market accounts and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2018, we used cash to purchase $1,558,000 of FDIC-backed securities and received $1,680,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $277,000 of cash.

During the three months ended December 31, 2017, we used cash to purchase $2,466,000 of FDIC-backed securities and received $2,477,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $230,000 of cash.

Financing Activities

For the three months ended December 31, 2018, we received $146,000 from employees’ participation and purchase of stock through our ESPP and used $7,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. Management made no changes to the Company’s critical accounting policies during the three months ended December 31, 2018.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three months ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Beginning October 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2018, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2018	—	$—	—	$5,409,326
November 1-30, 2018	545	12.25	—	5,409,326
December 1-31, 2018	—	—	—	5,409,326
Total	545	$12.25	—	$5,409,326

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

In the three months ending December 31, 2018, the Company repurchased a total of 545 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

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

CLEARFIELD, INC.

February 6, 2019	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2019	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)