Form 10-Q
period 2019-03-31
Clearfield, Inc.
filed 2019-05-01
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 19, 2019
Common stock, par value $.01	13,663,981

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2019	(Audited) September 30, 2018
Assets
Current Assets
Cash and cash equivalents	$7,905,627	$8,547,777
Short-term investments	17,048,473	8,930,225
Accounts receivables, net	8,987,992	12,821,258
Inventories, net	8,273,522	10,050,135
Other current assets	1,253,635	742,136
Total current assets	43,469,249	41,091,531

Property, plant and equipment, net	4,412,001	4,744,584

Other Assets
Long-term investments	18,574,000	17,974,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	5,302,721	5,482,555
Other	202,516	227,461
Total other assets	28,787,748	28,392,527
Total Assets	$76,668,998	$74,228,642

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,352,411	$2,363,380
Accrued compensation	2,419,704	2,048,904
Accrued expenses	39,195	568,507
Total current liabilities	4,811,310	4,980,791

Other Liabilities
Deferred taxes	104,935	104,935
Deferred rent	258,497	268,040
Total other liabilities	363,432	372,975
Total Liabilities	5,174,742	5,353,766

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,668,408 and 13,646,553, shares issued and outstanding at March 31, 2019 and September 30, 2018	136,684	136,466
Additional paid-in capital	56,725,019	55,483,759
Retained earnings	14,632,553	13,254,651
Total Shareholders’ Equity	71,494,256	68,874,876
Total Liabilities and Shareholders’ Equity	$76,668,998	$74,228,642

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net sales	$19,084,365	$16,830,895	$39,173,515	$33,697,779

Cost of sales	12,059,122	10,051,061	24,201,574	19,809,538

Gross profit	7,025,243	6,779,834	14,971,941	13,888,241

Operating expenses
Selling, general and administrative	6,727,744	7,305,589	13,503,619	13,769,560
Income (loss) from operations	297,499	(525,755)	1,468,322	118,681

Interest income	169,443	119,379	304,580	215,101

Income (loss) before income taxes	466,942	(406,376)	1,772,902	333,782

Income tax expense (benefit)	99,000	(101,000)	395,000	(304,000)
Net income (loss)	$367,942	$(305,376)	$1,377,902	$637,782

Net income (loss) per share Basic	$0.02	$(0.02)	$0.10	$0.05
Net income (loss) per share Diluted	$0.02	$(0.02)	$0.10	$0.05

Weighted average shares outstanding:
Basic	13,422,222	13,450,482	13,411,183	13,447,178
Diluted	13,450,212	13,450,482	13,425,178	13,494,433

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the six months ended March 31, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	1,102,190	-	1,102,190
Restricted stock issuance, net	(352)	(4)	4	-	-
Issuance of common stock under employee stock purchase plan	17,312	173	145,767	-	145,940
Exercise of stock options, net of shares exchanged for payment	5,440	54	(30)	-	24
Tax withholding related to vesting of restricted stock grants	(545)	(5)	(6,671)	-	(6,676)
Net income	-	-	-	1,377,902	1,377,902
Balance as of March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256

For the three months ended March 31, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of December 31, 2018	13,662,456	$136,625	$56,161,405	$14,264,611	$70,562,641
Stock-based compensation expense	-	-	563,666	-	563,666
Restricted stock issuance, net	3,486	35	(35)	-	-
Exercise of stock options, net of shares exchanged for payment	2,466	24	(17)	-	7
Net income	-	-	-	367,942	367,942
Balance as of March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256

For the six months ended March 31, 2018

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2017	13,812,821	$138,128	$55,406,888	$8,980,104	$64,525,120
Stock-based compensation expense	-	-	969,081	-	969,081
Repurchase of common stock	(19,582)	(196)	(235,828)	-	(236,024)
Restricted stock issuance, net	(1,409)	(14)	14	-	-
Issuance of common stock under employee stock purchase plan	14,242	142	148,117	-	148,259
Exercise of stock options, net of shares exchanged for payment	5,675	58	17,891	-	17,949
Tax withholding related to vesting of restricted stock grants	(671)	(7)	(9,255)	-	(9,262)
Net income	-	-	-	637,782	637,782
Balance as of March 31, 2018	13,811,076	$138,111	$56,296,908	$9,617,886	$66,052,905

For the three months ended March 31, 2018

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of December 31, 2017	13,824,191	$138,242	$56,021,457	$9,923,262	$66,082,961
Repurchase of common stock	(18,682)	(187)	(224,987)	-	(225,174)
Stock-based compensation expense	-	-	485,794	-	485,794
Restricted stock issuance, net	2,967	30	(30)	-	-
Exercise of stock options, net of shares exchanged for payment	2,600	26	14,674	-	14,700
Net income	-	-	-	(305,376)	(305,376)
Balance as of March 31, 2018	13,811,076	$138,111	$56,296,908	$9,617,886	$66,052,905

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,377,902	$637,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,064,024	989,912
Change in allowance for doubtful accounts	210,000	-
Amortization of discount on investments	(15,855)	-
Deferred taxes	-	(384,000)
Loss on disposal of assets	-	1,594
Stock based compensation	1,102,190	969,081
Changes in operating assets and liabilities:
Accounts receivable	3,623,266	78,265
Inventories, net	1,776,613	354,984
Other assets	(486,554)	(71,117)
Accounts payable, accrued expenses and deferred rent	(179,024)	(313,921)
Net cash provided by operating activities	8,472,562	2,262,580

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(551,607)	(516,341)
Purchases of investments	(12,274,393)	(4,181,075)
Proceeds from maturities of investments	3,572,000	3,469,000
Business acquisition	-	(10,350,000)
Net cash used in investing activities	(9,254,000)	(11,578,416)

Cash flows from financing activities
Repurchases of common stock	-	(236,024)
Proceeds from issuance of common stock under employee stock purchase plan	145,940	148,259
Proceeds from issuance of common stock upon exercise of stock options	24	17,949
Tax withholding related to vesting of restricted stock grants	(6,676)	(9,262)
Net cash provided by (used in) financing activities	139,288	(79,078)

Decrease in cash and cash equivalents	(642,150)	(9,394,914)

Cash and cash equivalents, beginning of period	8,547,777	18,536,111

Cash and cash equivalents, end of period	$7,905,627	$9,141,197

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$1,051,716	$23,987

Non-cash financing activities
Cashless exercise of stock options	$17,390	$5,782

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2019 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$367,942	$(305,376)	$1,377,902	$637,782
Weighted average common shares	13,422,222	13,450,482	13,411,183	13,447,178
Dilutive potential common shares	27,990	-	13,995	47,255
Weighted average dilutive common shares outstanding	13,450,212	13,450,482	13,425,178	13,494,433
Net income (loss) per common share:
Basic	$0.02	$(0.02)	$0.10	$0.05
Diluted	$0.02	$(0.02)	$0.10	$0.05

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in money market accounts, treasury securities, and bank certificates of deposit (CDs) with a term of not more than five years. CDs with original maturities of more than three months are reported as held-to-maturity investments and are carried at amortized cost. Investments maturing in less than one year are classified as short term investments on the balance sheet, and investments maturing in one year or greater are classified as long term investments on the balance sheet.

The maturity dates of the Company’s treasury securities and CDs as of March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019	September 30, 2018
Less than one year	$17,048,473	$8,930,225
1-5 years	18,574,000	17,974,000
Total	$35,622,473	$26,904,225

Note 4. Stock-Based Compensation

The Company recorded $563,666 and $1,102,190 of compensation expense related to current and past stock option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2019, respectively. For the three months ended March 31, 2019, $532,425 of this expense is included in selling, general and administrative expense, and $31,241 is included in cost of sales. For the six months ended March 31, 2019, $1,039,709 of this expense is included in selling, general and administrative expense, and $62,481 is included in cost of sales. The Company recorded $485,794 and $969,081 of compensation expense related to current and past stock option grants, restricted stock grants and the Company’s ESPP for the three and six months ended March 31, 2018, respectively. For the three months ended March 31, 2018, $443,763 of this expense is included in selling, general and administrative expense, and $42,031 is included in cost of sales. For the six months ended March 31, 2018, $885,020 of this expense is included in selling, general and administrative expense, and $84,061 is included in cost of sales. As of March 31, 2019, $2,965,292 of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a period of approximately 5.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. During the six months ended March 31, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of four years, a three year vesting term, and a weighted average exercise price of $12.17. There were no stock options granted during the six months ended March 31, 2018. The weighted-average fair value at the grant date for options issued during the six months ended March 31, 2019 was $3.53.

This fair value was estimated at the grant date using the assumptions listed below:

Six months ended March 31, 2019
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

The following is a summary of stock option activity during the six months ended March 31, 2019:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2018	138,500	$10.99
Granted	172,000	12.17
Exercised	(6,750)	2.58
Cancelled or Forfeited	-	-
Outstanding as of March 31, 2019	303,750	$11.85

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2019, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.4 years and their aggregate intrinsic value was $287,850. During the six months ended March 31, 2019, the Company received proceeds of $24 from the exercise of stock options. During the six months ended March 31, 2018, exercised stock options totaled 6,100 shares, resulting in proceeds of $17,949 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2019, the Company granted non-employee directors elected at the Company’s 2019 Annual Meeting of Shareholders restricted stock awards totaling 4,340 shares of common stock, with a vesting term of approximately one year and a fair value of $14.40 per share.

During the six months ended March 31, 2018, the Company granted non-employee directors elected at the Company’s 2018 Annual Meeting of Shareholders restricted stock awards totaling 4,235 shares of common stock, with a vesting term of approximately one year and a fair value of $14.75 per share.

Restricted stock transactions during the six months ended March 31, 2019 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2018	248,613	$14.65
Granted	4,340	14.40
Vested	(5,935)	14.43
Forfeited	(4,692)	15.05
Unvested as of March 31, 2019	242,326	$14.64

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2018 and December 31, 2017, employees purchased 17,312 and 14,242 shares at a price of $8.43 and $10.41 per share, respectively. After the employee purchase on December 31, 2018, 69,769 shares of common stock were available for future purchase under the ESPP.

Note 5. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. Revenue which has been recognized but not yet billed to the customer is recorded as a contract asset and is included in Other Current Assets on the condensed balance sheet. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

Our revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
United States	$17,136,328	$16,065,902	$35,640,795	$31,563,562
All other countries	1,948,037	764,993	3,532,720	2,134,217
Total Net Sales	$19,084,365	$16,830,895	$39,173,515	$33,697,779

In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Broadband service providers	94%	95%	94%	95%
Build-to-print customers	6%	5%	6%	5%
Total Net Sales	100%	100%	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2019 and September 30, 2018, the balance in the allowance for doubtful accounts was $289,085 and $79,085, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories, net

Inventories consist of the following as of:

	March 31, 2019	September 30, 2018
Raw materials	$5,755,357	$6,013,166
Work-in-progress	712,003	560,988
Finished goods	1,806,162	3,475,981
Inventories, net	$8,273,522	$10,050,135

Note 7. Major Customer Concentration

For the three months ended March 31, 2019, Customers A and B comprised 17% and 10%, respectively, of the Company’s net sales. Both Customers A and B are distributors. For the six months ended March 31, 2019, Customers A and C comprised 18% and 11%, respectively, of the Company’s net sales. Customer C is a private label original equipment manufacturer. For the three months ended March 31, 2018, Customers A and B comprised 25% and 16%, respectively, of the Company’s net sales. For the six months ended March 31, 2018, Customers A and B comprised 24% and 14%, respectively, of the Company’s net sales.

As of March 31, 2019, Customer B comprised 13% of the Company’s accounts receivable. As of September 30, 2018, Customers C, A, and B comprised 35%, 10%, and 10%, respectively, of the Company’s accounts receivable.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2018 did not indicate an impairment of goodwill. During the six months ended March 31, 2019, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2019, the Company has 17 patents granted and multiple pending applications both inside and outside the United States.

Note 9. Income Taxes

For the three and six months ended March 31, 2019, the Company recorded a provision for income taxes of $99,000 and $395,000, respectively, reflecting an effective tax rate of 21.2% and 22.3%, respectively. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Additionally, differences between the effective tax rate and the statutory tax rate are related to nondeductible meals and entertainment, research and development credits and nondeductible stock compensation.

As of March 31, 2019 and September 30, 2018, the Company had a remaining valuation allowance of approximately $105,000 related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the six months ended March 31, 2018. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the three and six months ended March 31, 2019.

For the three and six months ended March 31, 2018, the Company recorded a benefit for income taxes of $101,000 and $304,000, respectively, reflecting an effective tax rate of 24.9% and negative 91.1%, respectively. The effective tax rate for the six months ended March 31, 2018 was a blended rate reflecting the anticipated benefit of three quarters of federal tax rate reductions for fiscal 2018. Our six months tax benefit reflected a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the six months ended March 31, 2018 and reduced long-term deferred tax liabilities during the six months ended March 31, 2018. Additionally, differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, expenses related to equity award compensation, favorable domestic manufacturing deduction, and research and development credits.

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

As of March 31, 2019 we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement this new standard. While we are unable to quantify the impact at this time, it is expected the adoption of this standard will lead to a material increase in the assets and liabilities recorded on the consolidated balance sheets.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2019 and 2018 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 vS. three months ended March 31, 2018

Net sales for the second quarter of fiscal 2019 ended March 31, 2019 were $19,084,000, an increase of approximately 13%, or $2,253,000, from net sales of $16,831,000 for the second quarter of fiscal 2018. Net sales to broadband service providers were $17,948,000 in the second quarter of fiscal 2019, versus $15,978,000 in the same period of fiscal 2018. Among this group, the Company recorded $1,948,000 in international sales for the second quarter of fiscal 2019, versus $765,000 in the same period of fiscal 2018. Net sales to build-to-print customers were $1,136,000 in the second quarter of fiscal 2019 versus $853,000 in the same period of fiscal 2018. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 10% and 5% of total net sales for the second quarters of fiscal 2019 and 2018, respectively.

The increase in net sales for the quarter ended March 31, 2019 of $2,253,000 compared to the quarter ended March 31, 2018 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $1,059,000 driven by the acquisition of our active cabinet line in February 2018. In addition, sales to international customers increased $1,183,000 due to higher demand in the Company’s Latin America market. Sales to build-to-print customers also increased $283,000 during the same period due to an increase in demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the second quarter of fiscal 2019 was $12,059,000, an increase of $2,008,000, or 20%, from $10,051,000 in the comparable period of fiscal 2018. Gross profit percent was 36.8% of net sales in the fiscal 2019 second quarter, a decrease from 40.3% of net sales for the fiscal 2018 second quarter. Gross profit increased $245,000, or 4%, to $7,025,000 for the three months ended March 31, 2019 from $6,780,000 in the comparable period in fiscal 2018. The increase in gross profit in the second quarter of fiscal 2019 was due to increased volume while the decrease in gross profit percent was primarily due to the integration of the Company’s acquired active cabinet line into its supply chain as well as a higher percentage of sales associated with these products, which have lower gross margins. Gross profit was also negatively impacted by tariff costs of approximately $330,000.

Selling, general and administrative expenses decreased $578,000, or 8%, to $6,728,000 in the fiscal 2019 second quarter from $7,306,000 for the fiscal 2018 second quarter. The decrease in the second quarter of fiscal 2019 consists primarily of a decrease of $1,364,000 in legal expenses, mainly due to the settlement of a patent infringement lawsuit that occurred during the second quarter of fiscal 2018. This was somewhat offset by an increase of $490,000 in compensation costs due primarily to additional sales and engineering personnel and $210,000 in bad debt expense related to a customer bankruptcy in the period.

Income from operations for the quarter ended March 31, 2019 was $297,000 compared to loss from operations of $526,000 for the comparable quarter of fiscal 2018, an increase of approximately 157%. This increase is attributable to increased gross profit aided by decreased selling, general and administrative expenses.

Interest income for the quarter ended March 31, 2019 was $169,000 compared to $119,000 for the comparable quarter for fiscal 2018. The increase is due to increased balances and higher interest rates earned on investments in fiscal 2019. The Company invests its excess cash in FDIC-backed bank certificates of deposit, treasury securities, and money market accounts.

We recorded a provision for income taxes of $99,000 and a benefit for income taxes of $101,000 for the three months ended March 31, 2019 and 2018, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $200,000 from the second quarter for fiscal 2018 is primarily due to increased income from operations. The decrease in the income tax expense rate to 21.2% for the second quarter of fiscal 2019 from 24.9% for the second quarter of fiscal 2018 is primarily due to the Tax Reform Act that resulted in a lower federal tax rate.

The Company’s net income for the three months ended March 31, 2019 was $368,000, or $0.02 per basic and diluted share. The Company’s net loss for the three months ended March 31, 2018 was $305,000, or a net loss of $0.02 per basic and diluted share.

Six months ended March 31, 2019 vS. six months ended March 31, 2018

Net sales for the six months ended March 31, 2019 were $39,174,000, an increase of 16%, or approximately $5,476,000, from net sales of $33,698,000 for the first six months of fiscal 2018. Net sales to broadband service providers were $36,761,000 for the first six months of fiscal 2019, versus $31,998,000 in the same period of fiscal 2018. Among this group, the Company recorded $3,533,000 in international sales versus $2,134,000 in the same period of fiscal 2018. Net sales to build-to-print customers were $2,413,000 in the first six months of fiscal 2019 versus $1,700,000 in the same period of fiscal 2018. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 9% and 6% of total net sales for the first six months of fiscal 2019 and 2018, respectively.

The increase in net sales for the six months ended March 31, 2019 of $5,476,000 compared to the six months ended March 31, 2018 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $3,791,000 driven by the acquisition of our active cabinet line in February 2018. In addition, sales to international customers increased $1,399,000 due to higher demand in the Company’s Latin America market. Sales to build-to-print customers also increased $713,000 during the same period due to an increase in demand.

Cost of sales for the six months ended March 31, 2019 was $24,202,000, an increase of $4,392,000, or 22%, from $19,810,000 in the comparable period of fiscal 2018. Gross profit percent was 38.2% of net sales in the fiscal 2019 first six months, down from 41.2% for the comparable six months in fiscal 2018. Gross profit increased $1,084,000, or 8%, to $14,972,000 for the six months ended March 31, 2019 from $13,888,000 in the comparable period in fiscal 2018. The increase in gross profit in the second quarter of fiscal 2019 was due to increased volume while the decrease in gross profit percent was primarily due to the integration of the Company’s acquired active cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which have lower gross margins.

Selling, general and administrative expenses decreased 2%, or $266,000, from $13,770,000 for the first six months of fiscal 2018 to $13,504,000 for the first six months of fiscal 2019. The decrease in the first six months of fiscal 2019 consists primarily of a decrease of $1,988,000 in legal expenses, mainly due to the settlement of a patent infringement lawsuit that occurred during the second quarter of fiscal 2018. This was somewhat offset by an increase of $1,117,000 in compensation costs due primarily to additional sales and engineering personnel, $210,000 in bad debt expense, and an increase of $191,000 of depreciation and amortization expense.

Income from operations for the six months ended March 31, 2019 was $1,468,000 compared to income from operations of $119,000 for the first six months of fiscal 2018, an increase of $1,349,000, or 1,137%. This increase is primarily attributable to increased gross profit aided by decreased selling, general and administrative expenses.

Interest income for the six months ended March 31, 2019 was $305,000 compared to $215,000 for the comparable period for fiscal 2018. The increase is due to increased balances and higher interest rates earned on investments in fiscal 2019.

We recorded a provision for income taxes of $395,000 and a benefit for income taxes of $304,000 for the six months ended March 31, 2019 and 2018, respectively. The increase in tax expense of $699,000 from the six months ended March 31, 2018 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the first quarter of fiscal 2018. The increase in the income tax expense rate to 22.3% for the six months ended March 31, 2019 from negative 91.1% for the six months ended March 31, 2018 is primarily due to the Tax Reform Act as described above.

The Company’s net income for the first six months of fiscal 2019 ended March 31, 2019 was $1,378,000, or $0.10 per basic and diluted share. The Company’s net income for the first six months of fiscal 2018 ended March 31, 2018 was $638,000, or $0.05 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Those sources total $24,954,000 at March 31, 2019 compared to $17,478,000 at September 30, 2018. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, treasury securities, and money market accounts. Investments considered long-term were $18,574,000 as of March 31, 2019, compared to $17,974,000 as of September 30, 2018. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of March 31, 2019 or September 30, 2018.

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

Operating Activities

Net cash provided by operating activities totaled $8,473,000 for the six months ended March 31, 2019. This was primarily due to net income of $1,378,000, non-cash expenses for depreciation and amortization of $1,064,000, and stock based compensation of $1,102,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $3,623,000 and $1,777,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased from 52 days at September 30, 2018 to 43 days at March 31, 2019. The decrease in inventory is a result of stocking levels being maintained by suppliers, which reduced the Company’s inventory.

Net cash provided by operating activities totaled $2,263,000 for the six months ended March 31, 2018. This was primarily due to net income of $638,000, non-cash expenses for depreciation and amortization of $990,000, and stock based compensation of $969,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the Tax Reform Act, in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include a decrease in accounts receivable of $78,000. Days sales outstanding increased from 36 days at September 30, 2017 to 38 days at March 31, 2018. Also, changes in operating assets and liabilities providing cash include a decrease to inventories of $355,000, net of the acquisition of $2,781,000 in inventories as a result of the product line acquisition of Calix powered cabinets that occurred during the six months ended March 31, 2018. Changes in working capital items using cash include a decrease in accounts payable and accrued expenses of $314,000. The decrease in accounts payable and accrued expenses primarily reflects fiscal 2017 accrued bonus compensation accruals paid in the first quarter of fiscal 2018.

Investing Activities

We invest our excess cash in money market accounts, treasury securities, and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2019, we used cash to purchase $12,274,000 of both FDIC-backed and treasury securities and received $3,572,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $552,000 of cash in the six months ended March 31, 2019.

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

Financing Activities

For the six months ended March 31, 2019, we received $146,000 from employees’ participation and purchase of stock through our ESPP and used $7,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase our common stock under the repurchase program in the six months ended March 31, 2019. As of March 31, 2019, we had authority to purchase approximately $5,400,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2019.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEARFIELD, INC.

May 1, 2019	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2019	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)