Form 10-Q
period 2019-06-30
Clearfield, Inc.
filed 2019-08-01
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(763) 476-6866

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLFD	The NASDAQ Stock Market LLC

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

[X] YES       [_] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES       [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 19, 2019
Common stock, par value $.01	13,651,869

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2019	(Audited) September 30, 2018
Assets
Current Assets
Cash and cash equivalents	$6,030,842	$8,547,777
Short-term investments	14,638,219	8,930,225
Accounts receivables, net	9,302,944	12,821,258
Inventories, net	9,424,262	10,050,135
Other current assets	883,613	742,136
Total current assets	40,279,880	41,091,531

Property, plant and equipment, net	4,470,145	4,744,584

Other Assets
Long-term investments	22,519,000	17,974,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	5,242,689	5,482,555
Other	202,856	227,461
Total other assets	32,673,056	28,392,527
Total Assets	$77,423,081	$74,228,642

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,566,900	$2,363,380
Accrued compensation	2,247,934	2,048,904
Accrued expenses	280,484	568,507
Total current liabilities	4,095,318	4,980,791

Other Liabilities
Deferred taxes	104,935	104,935
Deferred rent	251,759	268,040
Total other liabilities	356,694	372,975
Total Liabilities	4,452,012	5,353,766

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,651,869 and 13,646,553, shares issued and outstanding at June 30, 2019 and September 30, 2018	136,519	136,466
Additional paid-in capital	56,901,470	55,483,759
Retained earnings	15,933,080	13,254,651
Total Shareholders’ Equity	72,971,069	68,874,876
Total Liabilities and Shareholders’ Equity	$77,423,081	$74,228,642

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Net sales	$21,892,244	$21,480,590	$61,065,759	$55,178,369

Cost of sales	13,479,617	12,988,545	37,681,191	32,798,083

Gross profit	8,412,627	8,492,045	23,384,568	22,380,286

Operating expenses
Selling, general and administrative	6,870,994	6,087,362	20,374,613	19,856,922
Income from operations	1,541,633	2,404,683	3,009,955	2,523,364

Interest income	212,894	116,549	517,474	331,650

Income before income taxes	1,754,527	2,521,232	3,527,429	2,855,014

Income tax expense	454,000	766,000	849,000	462,000
Net income	$1,300,527	$1,755,232	$2,678,429	$2,393,014

Net income per share Basic	$0.10	$0.13	$0.20	$0.18
Net income per share Diluted	$0.10	$0.13	$0.20	$0.18

Weighted average shares outstanding:
Basic	13,446,289	13,430,503	13,422,885	13,441,619
Diluted	13,451,671	13,430,503	13,434,009	13,473,123

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the nine months ended June 30, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	1,535,628	-	1,535,628
Restricted stock issuance, net	(6,890)	(69)	69	-	-
Issuance of common stock under employee stock purchase plan	37,235	372	313,519	-	313,891
Exercise of stock options, net of shares exchanged for payment	5,440	54	(30)	-	24
Tax withholding related to vesting of restricted stock grants	(30,469)	(304)	(431,475)	-	(431,779)
Net income	-	-	-	2,678,429	2,678,429
Balance as of June 30, 2019	13,651,869	$136,519	$56,901,470	$15,933,080	$72,971,069

For the three months ended June 30, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256
Stock-based compensation expense	-	-	433,438	-	433,438
Restricted stock issuance, net	(6,538)	(65)	65	-	-
Issuance of common stock under employee stock purchase plan	19,923	199	167,752	-	167,951
Exercise of stock options, net of shares exchanged for payment	-	-	-	-	-
Tax withholding related to vesting of restricted stock grants	(29,924)	(299)	(424,804)	-	(425,103)
Net income	-	-	-	1,300,527	1,300,527
Balance as of June 30, 2019	13,651,869	$136,519	$56,901,470	$15,933,080	$72,971,069

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

UNAUDITED

For the nine months ended June 30, 2018

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2017	13,812,821	$138,128	$55,406,888	$8,980,104	$64,525,120
Stock-based compensation expense	-	-	1,488,304	-	1,488,304
Repurchase of common stock	(119,715)	(1,197)	(1,370,217)	-	(1,371,414)
Restricted stock issuance, net	(5,049)	(50)	50	-	-
Issuance of common stock under employee stock purchase plan	30,174	301	297,559		297,860
Exercise of stock options, net of shares exchanged for payment	6,925	69	21,105	-	21,174
Tax withholding related to vesting of restricted stock grants	(31,213)	(312)	(348,215)	-	(348,527)
Net income	-	-	-	2,393,014	2,393,014
Balance as of June 30, 2018	13,693,943	$136,939	$55,495,474	$11,373,118	$67,005,531

For the three months ended June 30, 2018

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of March 31, 2018	13,811,076	$138,111	$56,296,908	$9,617,886	$66,052,905
Stock-based compensation expense	-	-	519,223	-	519,223
Repurchase of common stock	(100,133)	(1,001)	(1,134,389)	-	(1,135,390)
Restricted stock issuance, net	(3,640)	(36)	36	-	-
Issuance of common stock under employee stock purchase plan	15,932	158	149,442	-	149,600
Exercise of stock options, net of shares exchanged for payment	1,250	12	3,214	-	3,226
Tax withholding related to vesting of restricted stock grants	(30,542)	(305)	(338,960)	-	(339,265)
Net income	-	-	-	1,755,232	1,755,232
Balance as of June 30, 2018	13,693,943	$136,939	$55,495,474	$11,373,118	$67,005,531

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2,678,429	$2,393,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,613,394	1,546,661
Change in allowance for doubtful accounts	210,000	-
Amortization of discount on investments	(43,601)	-
Deferred taxes	-	(384,000)
Loss on disposal of assets	-	(20,358)
Stock based compensation	1,535,628	1,488,304
Changes in operating assets and liabilities:
Accounts receivable	3,308,314	(2,413,875)
Inventories, net	625,873	1,546,081
Other assets	(116,872)	289,305
Accounts payable, accrued expenses and deferred rent	(901,754)	(146,317)
Net cash provided by operating activities	8,909,411	4,298,815

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,099,089)	(920,356)
Purchases of investments	(17,444,393)	(5,403,075)
Proceeds from sale of property, plant, and equipment	-	83,052
Proceeds from maturities of investments	7,235,000	4,444,000
Business acquisition	-	(10,350,000)
Net cash used in investing activities	(11,308,482)	(12,146,379)

Cash flows from financing activities
Repurchases of common stock	-	(1,371,414)
Proceeds from issuance of common stock under employee stock purchase plan	313,891	297,860
Proceeds from issuance of common stock upon exercise of stock options	24	21,174
Tax withholding related to vesting of restricted stock grants	(431,779)	(348,527)
Net cash used in financing activities	(117,864)	(1,400,907)

Decrease in cash and cash equivalents	(2,516,935)	(9,248,471)

Cash and cash equivalents, beginning of period	8,547,777	18,536,111

Cash and cash equivalents, end of period	$6,030,842	$9,287,640

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$1,081,068	$48,987

Non-cash financing activities
Cashless exercise of stock options	$17,390	$5,782

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,300,527	$1,755,232	$2,678,429	$2,393,014
Weighted average common shares	13,446,289	13,430,503	13,422,885	13,441,619
Dilutive potential common shares	5,382	-	11,124	31,504
Weighted average dilutive common shares outstanding	13,451,671	13,430,503	13,434,009	13,473,123
Net income per common share:
Basic	$0.10	$0.13	$0.20	$0.18
Diluted	$0.10	$0.13	$0.20	$0.18

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

The maturity dates of the Company’s investments as of June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019	September 30, 2018
Less than one year	$14,638,219	$8,930,225
1-5 years	22,519,000	17,974,000
Total	$37,157,219	$26,904,225

Note 4. Stock-Based Compensation

The Company recorded $433,438 and $1,535,628 of compensation expense related to current and past option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2019, respectively. For the three months ended June 30, 2019, $410,784 of this expense is included in selling, general and administrative expense, and $22,654 is included in cost of sales. For the nine months ended June 30, 2019, $1,450,493 of this expense is included in selling, general and administrative expense, and $85,139 is included in cost of sales. The Company recorded $519,223 and $1,488,304 of compensation expense related to current and past option grants, restricted stock grants and ESPP for the three and nine months ended June 30, 2018, respectively. For the three months ended June 30, 2018, $477,193 of this expense is included in selling, general and administrative expense, and $42,030 is included in cost of sales. For the nine months ended June 30, 2018, $1,362,213 of this expense is included in selling, general and administrative expense, and $126,091 is included in cost of sales. As of June 30, 2019, $2,553,214 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 5.2 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the nine months ended June 30, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a contractual term of four years, a three year vesting term, and an exercise price of $12.17. During the nine months ended June 30, 2018, the Company granted employees non-qualified stock options to purchase an aggregate of 72,000 shares of common stock with a contractual term of five years, a three year vesting term, and an exercise price of $13.35. The fair value at the grant date for options issued during the nine months ended June 30, 2019 was $3.53.

This fair value was estimated at the grant date using the assumptions listed below:

Nine months ended June 30, 2019
Dividend yield	0%
Average expected volatility	37.77%
Average risk-free interest rate	2.92%
Expected life (years)	3
Vesting period (years)	3

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

The following is a summary of stock option activity during the nine months ended June 30, 2019:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2018	138,500	$10.99
Granted	172,000	12.17
Exercised	(6,750)	2.58
Cancelled or Forfeited	(12,000)	12.17
Outstanding at June 30, 2019	291,750	$11.83

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2019, the weighted average remaining contractual term for all outstanding stock options was 1.14 years and their aggregate intrinsic value was $253,413. During the nine months ended June 30, 2019, the Company received proceeds of $24 from the exercise of stock options. During the nine months ended June 30, 2018, the Company received proceeds of $21,174 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2019, the Company granted non-employee directors restricted stock awards totaling 4,340 shares of common stock, with a vesting term of approximately one year and a fair value of $14.40 per share.

During the nine months ended June 30, 2018, the Company granted non-employee directors restricted stock awards totaling 3,795 shares of common stock, with a vesting term of approximately one year and a fair value of $16.45 per share. Also, the Company granted employees a restricted stock award totaling 3,000 shares of common stock, with a vesting term of one year and a fair value of $13.35 per share.

Restricted stock transactions during the nine months ended June 30, 2019 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares at September 30, 2018	248,613	$14.65
Granted	4,340	14.40
Vested	(84,237)	17.16
Forfeited	(11,230)	14.44
Unvested at June 30, 2019	157,486	$13.31

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2019 and December 31, 2018, employees purchased 19,923 and 17,312 shares at a price of $8.43 per share. After the employee purchase on June 30, 2019, 49,846 shares of common stock were available for future purchase under the ESPP.

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

Our revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
United States	$20,243,752	$19,669,143	$55,861,025	$51,232,706
All other countries	1,648,490	1,811,447	5,204,734	3,945,663
Total Net Sales	$21,892,242	$21,480,590	$61,065,759	$55,178,369

In addition to a proprietary product line designed for the broadband service provider marketplace, Clearfield provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Broadband service providers	97%	96%	95%	95%
Build-to-print customers	3%	4%	5%	5%
Total Net Sales	100%	100%	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2019 and September 30, 2018, the balance in the allowance for doubtful accounts was $289,085 and $79,085, respectively.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2019	September 30, 2018
Raw materials	$6,601,647	$6,013,166
Work-in-progress	773,652	560,988
Finished goods	2,048,963	3,475,981
Inventories, net	$9,424,262	$10,050,135

Note 7. Major Customer Concentration

For the three months ended June 30, 2019, Customers A and B comprised 19% and 12%, respectively, of the Company’s net sales. Both Customers A and B are distributors. For the nine months ended June 30, 2019, Customers A and B comprised 18% and 10%, respectively, while Customer C comprised 11% of the Company’s net sales. Customer C is a private label original equipment manufacturer. For the three months ended June 30, 2018, Customers A and B comprised 20% and 13%, respectively, of the Company’s net sales. For the nine months ended June 30, 2018, Customers A and B comprised 22% and 14%, respectively, of the Company’s net sales.

As of June 30, 2019, Customers A and B comprised 17% and 15%, respectively, of the Company’s accounts receivable. As of September 30, 2018, Customers C and A comprised 35% and 10%, respectively, of the Company’s accounts receivable.

Note 8. Goodwill and Patents

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed in the fourth quarter ended September 30, 2018 did not indicate an impairment of goodwill. During the nine months ended June 30, 2019, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2019, the Company has 17 patents granted and multiple pending applications both inside and outside the United States.

Note 9. Income Taxes

For the three and nine months ended June 30, 2019, the Company recorded a provision for income taxes of $454,000 and $849,000, respectively, reflecting an effective tax rate of 25.9% and 24.1%, respectively. The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Additionally, differences between the effective tax rate and the statutory tax rate are related to discrete items for the three and nine months ended June 30, 2019, including unfavorable tax shortfalls related to stock-based compensation awards, nondeductible meals and entertainment, and research and development credits.

As of both June 30, 2019 and September 30, 2018, the Company had a remaining valuation allowance of approximately $105,000 related to state net operating loss carry forwards the Company does not expect to utilize. As a result of recording the impact of the Tax Reform Act on its deferred assets and liabilities, the Company recorded an increase in its valuation allowance against state net operating losses carried forward of approximately $32,000 in the nine months ended June 30, 2018. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the three and nine months ended June 30, 2019.

For the three and nine months ended June 30, 2018, the Company recorded income tax expense of $766,000 and $462,000, respectively, reflecting an effective tax rate of 30.4% and 16.2%, respectively. The effective tax rate for the nine months ended June 30, 2018 is a blended rate reflecting the anticipated benefit of three quarters of federal tax rate reductions for fiscal 2018. Our nine months tax expense reflects a lower tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision for the nine months ended June 30, 2018 and reduced long-term deferred tax liabilities during the nine months ended June 30, 2018. Additionally, differences between the effective tax rate and the statutory tax rate are related to discrete items for the three and nine months ended June 30, 2018, including unfavorable tax shortfalls related to stock-based compensation awards, nondeductible meals and entertainment, favorable domestic manufacturing deduction and research and development credits.

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

As of June 30, 2019, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement this new standard effective with the Company’s fiscal year beginning October 1, 2019. While we are unable to quantify the impact at this time, it is expected the adoption of this standard will lead to a material increase in the assets and liabilities recorded on the balance sheets.

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2019 and 2018 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 vS. three months ended June 30, 2018

Net sales for the third quarter of fiscal 2019 ended June 30, 2019 were $21,892,000, an increase of approximately 2%, or $412,000, from net sales of $21,481,000 for the third quarter of fiscal 2018. Net sales to broadband service providers and commercial data networks customers were $21,127,000 in the third quarter of fiscal 2019, versus $20,543,000 in the same period of fiscal 2018. Among this group, the Company recorded $1,648,000 in international sales for the third quarter of fiscal 2019, versus $1,811,000 in the same period of fiscal 2018. Net sales to build-to-print and OEM customers were $765,000 in the third quarter of fiscal 2019 versus $938,000 in the same period of fiscal 2018. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 8% and 8% of total net sales for the third quarters of fiscal 2019 and 2018, respectively.

The increase in net sales for the quarter ended June 30, 2019 of $412,000 compared to the quarter ended June 30, 2018 is primarily attributable to an increase in sales to Tier 1 customers in the amount of $1,040,000. Offsetting this increase were decreases in sales to OEM customers of $173,000, International sales of $171,000, and broadband service providers of $284,000 when compared to the same period due to a decrease in demand. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the third quarter of fiscal 2019 was $13,480,000, an increase of $491,000, or 4%, from $12,989,000 in the comparable period of fiscal 2018. Gross profit percent was 38.4% of net sales in the fiscal 2019 third quarter, a decrease from 39.5% of net sales for the fiscal 2018 third quarter. Gross profit was $8,413,000 for the three months ended June 30, 219, or relatively unchanged from $8,492,000 in the comparable period in fiscal 2018. The decrease in gross profit percent was due to tariff costs and product mix.

Selling, general and administrative expenses increased $784,000, or 13%, to $6,871,000 in the fiscal 2019 third quarter from $6,087,000 for the fiscal 2018 third quarter. The increase in the third quarter of fiscal 2019 is a result of an increase of $632,000 in compensation costs due primarily to additional personnel and performance incentive plan compensation, and $213,000 in external sales commissions and agent fees. These were slightly offset by a decrease of $61,000 in professional fees in the quarter.

Income from operations for the quarter ended June 30, 2019 was $1,542,000 compared to income from operations of $2,405,000 for the comparable quarter of fiscal 2018, a decrease of approximately 36%. This decrease is primarily attributable to increased selling, general and administrative expenses for the quarter ended June 30, 2019 as noted above.

Interest income for the quarter ended June 30, 2019 was $213,000 compared to $117,000 for the comparable quarter for fiscal 2018. The increase is due mainly to higher interest rates earned on its investments in fiscal 2019. The Company invests its excess cash in FDIC-backed bank certificates of deposit, treasury securities, and money market accounts.

We recorded a provision for income taxes of $454,000 and $766,000 for the three months ended June 30, 2019 and 2018, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $312,000 from the third quarter of fiscal 2018 is primarily due to decreased income from operations in the third quarter of fiscal 2019. The decrease in the income tax expense rate to 25.9% for the third quarter of fiscal 2019 from 30.4% for the third quarter of fiscal 2018 is primarily due to the Tax Reform Act that resulted in a lower federal tax rate and higher tax shortfalls related to stock-based compensation awards in the third quarter of fiscal 2018.

The Company’s net income for the three months ended June 30, 2019 was $1,301,000, or $0.10 per basic and diluted share. The Company’s net income for the three months ended June 30, 2018 was $1,755,000, or $0.13 per basic and diluted share.

NINE months ended JUNE 30, 2019 vS. NINE months ended JUne 30, 2018

Net sales for the nine months ended June 30, 2019 were $61,066,000, an increase of 11%, or approximately $5,887,000, from net sales of $55,178,000 for the first nine months of fiscal 2018. Net sales to broadband service providers and commercial data networks customers were $57,887,000 for the first nine months of fiscal 2019, versus $52,541,000 in the same period of fiscal 2018. Among this group, the Company recorded $5,205,000 in international sales versus $3,946,000 in the same period of fiscal 2018. Net sales to build-to-print and OEM customers were $3,179,000 in the first nine months of fiscal 2019 versus $2,637,000 in the same period of fiscal 2018. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 9% and 7% of total net sales for the first nine months of fiscal 2019 and 2018, respectively.

The increase in net sales for the nine months ended June 30, 2019 of $5,887,000 compared to the nine months ended June 30, 2018 is primarily attributable to an increase in sales to an OEM manufacturer in the amount of $3,753,000 driven by the acquisition of our active cabinet line in February 2018. In addition, sales to international customers increased $1,237,000 due to higher demand in the Company’s Latin America market. Sales to build-to-print customers also increased $541,000 during the same period due to an increase in demand.

Cost of sales for the nine months ended June 30, 2019 was $37,681,000, an increase of $4,883,000, or 15%, from $32,798,000 in the comparable period of fiscal 2018. Gross profit percent was 38.3% of net sales in the fiscal 2019 first nine months, down from 40.6% for the comparable nine months in fiscal 2018. Gross profit increased $1,004,000, or 4.5%, to $23,385,000 for the nine months ended June 30, 2019 from $22,380,000 in the comparable period in fiscal 2018. The decrease in gross profit percent was primarily due to the integration of the Company’s acquired powered cabinet line into its manufacturing processes as well as a higher percentage of sales associated with these products, which have lower gross margins.

Selling, general and administrative expenses increased 3%, or $518,000, from $19,857,000 for the first nine months of fiscal 2018 to $20,375,000 for the first nine months of fiscal 2019. The increase in the first nine months of fiscal 2019 consists primarily of an increase of $1,515,000 in compensation costs due primarily to additional sales and engineering personnel and performance based compensation accruals, $313,000 in external sales commission and agent fees, $210,000 in bad debt expense, and an increase of $198,000 of depreciation and amortization expense. These were partially offset by a decrease of $2,033,000 in legal expenses, mainly due to the defense of the patent infringement litigation including a one-time payment of $850,000 in settlement of that litigation that occurred in the fiscal 2018 second quarter,

Income from operations for the nine months ended June 30, 2019 was $3,010,000 compared to income from operations of $2,523,000 for the first nine months of fiscal 2018, an increase of $487,000, or 19%. This increase is primarily attributable to increased gross profit, offset by increased selling, general and administrative expenses as described above.

Interest income for the nine months ended June 30, 2019 was $517,000 compared to $332,000 for the comparable period for fiscal 2018. The increase is due mainly to higher interest rates earned on its investments in fiscal 2019.

We recorded a provision for income taxes of $849,000 and $462,000 for the nine months ended June 30, 2019 and 2018, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $387,000 from the nine months ended June 30, 2018 is primarily due to the Tax Reform Act enacted on December 22, 2017 that resulted in a lower federal tax rate and a one-time benefit of $384,000 related to the favorable impact of a revaluation of our net deferred tax liability that decreased the income tax provision and lower profitability in the first nine months fiscal 2018, as well as increased income from operations in fiscal 2019. The increase in the income tax expense rate to 24.1% for the first nine months of fiscal 2019 from 16.2% for the first nine months of fiscal 2018 is primarily due to the Tax Reform Act as described above.

The Company’s net income for the first nine months of fiscal 2019 ended June 30, 2019 was $2,678,000, or $0.20 per basic and diluted share. The Company’s net income for the first nine months of fiscal 2018 ended June 30, 2018 was $2,393,000, or $0.18 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $20,669,000 as of June 30, 2019 compared to $17,478,000 as of September 30, 2018. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, treasury securities, and money market accounts. Investments considered long-term were $22,519,000 as of June 30, 2019, compared to $17,974,000 as of September 30, 2018. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of June 30, 2019 or September 30, 2018.

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

Operating Activities

Net cash provided by operating activities totaled $8,909,000 for the nine months ended June 30, 2019. This was primarily due to net income of $2,678,000, non-cash expenses for depreciation and amortization of $1,613,000, and stock based compensation of $1,536,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $3,308,000 and $626,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased from 52 days at September 30, 2018 to 39 days at June 30, 2019. The decrease in inventory is a result of stocking levels being maintained by suppliers, which reduced the Company’s inventory.

Net cash provided by operating activities totaled $4,299,000 for the nine months ended June 30, 2018. This was primarily due to net income of $2,393,000, non-cash expenses for depreciation and amortization of $1,547,000, and stock-based compensation of $1,488,000, slightly offset by a non-cash benefit to deferred taxes of $384,000 related to the newly enacted Tax Reform Act, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease to inventories of $1,546,000, net of the acquisition of $2,781,000 in inventories as a result of the product line acquisition of Calix powered cabinets that occurred during the nine months ended June 30, 2018. Changes in operating assets and liabilities using cash include an increase in accounts receivable from September 30, 2017 to June 30, 2018 of $2,414,000. The increase in accounts receivable was primarily due to increased net sales for the three months ended June 30, 2018 when compared to the three months ended September 30, 2017. Additionally, day’s sales outstanding, which measures how quickly receivables are collected, increased five days to 41 days from September 30, 2017 to June 30, 2018.

Investing Activities

We invest our excess cash in money market accounts, treasury securities, and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2019, we used cash to purchase $17,444,000 of both FDIC-backed and treasury securities and received $7,235,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,100,000 of cash in the nine months ended June 30, 2019.

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

Financing Activities

For the nine months ended June 30, 2019, we received $314,000 from employees’ participation and purchase of stock through our ESPP and used $432,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase our common stock under the repurchase program in the nine months ended June 30, 2019. As of June 30, 2019, we had authority to purchase approximately $5,400,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2019.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the nine months or quarter ended June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

CLEARFIELD, INC.

August 1, 2019	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2019	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)