Form 10-Q
period 2019-12-31
Clearfield, Inc.
filed 2020-01-29
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 17, 2020
Common stock, par value $.01	13,657,459

2

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2019	September 30, 2019
Assets
Current Assets
Cash and cash equivalents	$10,586,850	$10,081,721
Short-term investments	14,523,321	13,524,270
Accounts receivables, net	7,025,727	9,118,639
Inventories, net	10,630,441	9,012,980
Other current assets	825,065	769,161
Total current assets	43,591,404	42,506,771

Property, plant and equipment, net	5,682,166	5,413,241

Other Assets
Long-term investments	21,704,000	23,902,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	5,059,707	5,147,135
Right of use lease asset	2,215,103	-
Other	202,539	210,905
Total other assets	33,889,860	33,968,551
Total Assets	$83,163,430	$81,888,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$516,167	$-
Accounts payable	2,316,100	3,173,599
Accrued compensation	2,120,735	3,224,860
Accrued expenses	327,154	208,603
Total current liabilities	5,280,156	6,607,062

Other Liabilities
Long term portion of lease liability	1,940,024	-
Deferred taxes	101,690	101,690
Deferred rent	-	246,424
Total other liabilities	2,041,714	348,114
Total liabilities	7,321,870	6,955,176

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,657,459 and 13,641,805 shares issued and outstanding as of December 31, 2019 and September 30, 2019	136,575	136,418
Additional paid-in capital	57,383,020	56,976,162
Retained earnings	18,321,965	17,820,807
Total shareholders’ equity	75,841,560	74,933,387
Total Liabilities and Shareholders’ Equity	$83,163,430	$81,888,563

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018

Net sales	$19,377,991	$20,089,150

Cost of sales	11,650,456	12,142,452

Gross profit	7,727,535	7,946,698

Operating expenses
Selling, general and administrative	7,326,620	6,775,875
Income from operations	400,915	1,170,823

Interest income	223,243	135,137

Income before income taxes	624,158	1,305,960

Income tax expense	123,000	296,000
Net income	$501,158	$1,009,960

Net income per share Basic	$0.04	$0.08
Net income per share Diluted	$0.04	$0.08

Weighted average shares outstanding:
Basic	13,512,094	13,400,383
Diluted	13,622,226	13,400,383

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the three months ended December 31, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Stock-based compensation expense	-	-	240,586	-	240,586
Issuance of common stock under employee stock purchase plan	15,107	151	169,501	-	169,652
Exercise of stock options	1,000	10	2,570	-	2,580
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	501,158	501,158
Balance at December 31, 2019	13,657,459	$136,575	$57,383,020	$18,321,965	$75,841,560

For the three months ended December 31, 2018

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	538,524	-	538,524
Restricted stock issuance, net	(3,838)	(38)	38	-	-
Issuance of common stock under employee stock purchase plan	17,312	173	145,767	-	145,940
Exercise of stock options, net of shares exchanged for payment	2,974	29	(12)	-	17
Tax withholding related to vesting of restricted stock grants	(545)	(5)	(6,671)	-	(6,676)
Net income	-	-	-	1,009,960	1,009,960
Balance at December 31, 2018	13,662,456	$136,625	$56,161,405	$14,264,611	$70,562,641

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$501,158	$1,009,960
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	606,972	529,414
Amortization of discount on investments	(28,051)	-
Stock-based compensation	240,586	538,524
Changes in operating assets and liabilities:
Accounts receivable, net	2,092,912	4,653,817
Inventories, net	(1,617,461)	424,019
Other assets	(47,538)	102,481
Accounts payable, accrued expenses and deferred rent	(1,848,409)	(432,340)
Net cash (used in) provided by operating activities	(99,831)	6,825,875

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(788,469)	(276,599)
Purchases of investments	(3,211,000)	(1,558,000)
Proceeds from maturities of investments	4,438,000	1,680,000
Net cash provided by (used in) investing activities	438,531	(154,599)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	169,652	145,940
Proceeds from issuance of common stock upon exercise of stock options	2,580	17
Tax withholding related to vesting of restricted stock grants	(5,803)	(6,676)
Net cash provided by financing activities	166,429	139,281

Increase in cash and cash equivalents	505,129	6,810,557

Cash and cash equivalents, beginning of period	10,081,721	8,547,777

Cash and cash equivalents, end of period	$10,586,850	$15,358,334

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$(29,907)	$(1,043)

Non-cash financing activities
Cashless exercise of stock options	$-	$9,658

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three months ended December 31, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2019 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, using the effective date method under the modified retrospective approach. The amended guidance requires lessees, at the commencement date, to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements. The Company elected the package of practical expedients permitted under the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient to not recognize a lease liability and ROU asset for short-term leases less than 12 months. We chose the option to apply the new standard at the adoption date, and therefore we are not required to restate the financial statements for prior periods, nor are we required to provide the disclosures required by the new standard for prior periods. Upon adoption, we recognized an approximate $2.4 million right-of-use asset, and an approximate $2.6 million lease liability. Our adoption of the new standard did not impact our cash flows or have a material impact on our results of operations. We have expanded our financial statement disclosures to comply with the requirements of the new standard.

Note 2. Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Net income	$501,158	$1,009,960
Weighted average common shares	13,512,094	13,400,383
Dilutive potential common shares	110,132	-
Weighted average dilutive common shares outstanding	13,622,226	13,400,383
Net income per common share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and Unites States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market accounts. CDs and Treasuries with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019	September 30, 2019
Less than one year	$14,523,321	$13,524,270
1-5 years	21,704,000	23,902,000
Total	$36,227,321	$37,426,270

Note 4. Stock-Based Compensation

The Company recorded $240,586 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2019 of which $235,788 is included in selling, general and administrative expense, and $4,798 is included in cost of sales. The Company recorded $538,524 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2018 of which $507,284 is included in selling, general and administrative expense, and $31,240 is included in cost of sales. As of December 31, 2019, $2,650,700 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 4.7 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the three months ended December 31, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 116,600 shares of common stock with a weighted average contractual term of 5.78 years, a weighted average 4.78 year vesting term, and an exercise price of $12.43. During the three months ended December 31, 2018, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of four years, a three year vesting term, and a weighted average exercise price of $12.17. The weighted average fair value at the grant date for options issued during the three months ended December 31, 2019 was $4.93.

This fair value was estimated as of the grant date using the range of assumptions listed below:

	Three months ended December 31, 2019
Dividend yield		0%
Expected volatility	39.57	-	41.59%
Risk-free interest rate	1.65	-	1.69%
Expected life (years)	4	-	6
Vesting period (years)	3	-	5

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate as of the grant date on zero-coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Options are granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the three months ended December 31, 2019:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2019	290,750	$11.86
Granted	116,600	12.43
Exercised	(1,000)	2.58
Cancelled or Forfeited	-	-
Outstanding as of December 31, 2019	406,350	$12.05

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2019, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.40 years and their aggregate intrinsic value was $362,123. During the three months ended December 31, 2019, the Company received proceeds of $2,580 from the exercise of stock options. During the three months ended December 31, 2018, the Company received proceeds of $17 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

There were no restricted stock awards granted during the three months ended December 31, 2019 or 2018. During the three months ended December 31, 2019, the Company granted 8,625 performance stock units which entitles the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2020 performance goal. The shares issued to the participant in settlement of the performance stock unit, if any, will be restricted stock subject to forfeiture that will vest one year following the settlement date of the performance stock unit. The Company has determined the fair value per underlying share of the performance stock unit awards to be $11.86 as of the grant date. The Company believes it is probable that these performance stock unit awards will vest.

Restricted stock transactions during the three months ended December 31, 2019 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2019	130,440	$13.25
Granted	8,625	11.86
Vested	(1,400)	12.81
Forfeited	-	-
Unvested as of December 31, 2019	137,665	$13.16

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2019 and December 31, 2018, employees purchased 15,107 and 17,312 shares at a price of $11.23 and $8.43 per share, respectively. After the employee purchase on December 31, 2019, 34,739 shares of common stock were available for future purchase under the ESPP.

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

Our revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
	2019	2018
United States	$18,240,788	$18,504,467
All other countries	1,137,203	1,584,683
Total Net Sales	$19,377,991	$20,089,150

Clearfield manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company provides Build-to-Print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
	2019	2018
Broadband Service Providers	94%	94%
Build-to-Print Customers	6%	6%
Total Net Sales	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and 3 customers, National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s, MSO’s, which include cable tv companies, and International customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2019 and September 30, 2019, the balance in the allowance for doubtful accounts was $289,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2019	September 30, 2019
Raw materials	$8,384,548	$7,115,298
Work-in-progress	778,957	540,962
Finished goods	1,466,936	1,356,720
Inventories, net	$10,630,441	$9,012,980

Note 7. Major Customer Concentration

For the three months ended December 31, 2019, three customers comprised 18%, 13%, and 10%, respectively, or 41% in the aggregate of the Company’s net sales. All three of these customers were distributors. For the three months ended December 31, 2018, two customers comprised 18%, and 14%, respectively, or 32% in the aggregate of the Company’s net sales. These customers are both distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of December 31, 2019, two customers accounted for 14%, and 11%, respectively, or 25% in the aggregate, of accounts receivable. Both of these customers are distributors. As of September 30, 2019, two customers accounted for 16%, and 12%, respectively, or 28% in the aggregate of accounts receivable. Both of these customers are distributors.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of goodwill. During the three months ended December 31, 2019, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2019, the Company has 21 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. (“Calix”) during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of our intangible assets. During the three months ended December 31, 2019, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three months ended December 31, 2019, the Company recorded income tax expense of $123,000, reflecting an effective tax rate of 19.7%. For the three months ended December 31, 2018, the Company recorded an expense for income taxes of $296,000, reflecting an effective tax rate of 22.7%. Our first quarter of fiscal 2020 tax expense reflected a lower tax rate due to increased permanent differences related to research and development credits. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, foreign derived intangibles deduction and research and development credits.

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

As of December 31, 2019 and September 30, 2019, the Company had a remaining valuation allowance of approximately $47,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the three months ended December 31, 2019.

As of December 31, 2019, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Leases

Clearfield leases a 71,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease term is ten years and two months and commenced on January 1, 2015.  On June 30, 2019, the Company amended its lease to add 14,000 square feet to this facility, with the lease term for the additional space coterminous with the original lease. Upon proper notice and payment of a termination fee of approximately $249,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent. The renewal and termination options have not been included within the lease term because it is not reasonably certain that we will exercise either option.

We also have an indirect lease arrangement for a 46,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is three years and commenced on August 1, 2017. This lease does not contain a written option to renew.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2019, we do not have material lease commitments that have not commenced.

For the three months ended December 31, 2019, operating lease expense included within cost of goods sold and selling, general and administrative expense was $185,628 and $56,366, respectively.

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases
2020 (remainder of fiscal year)	$475,205
2021	479,221
2022	491,404
2023	503,903
2024	516,725
Thereafter	217,552
Total lease payments	2,684,010
Less: Interest	(227,818)
Present value of lease liabilities	$2,456,191

The weighted average term and weighted average discount rate for our leases as of December 31, 2019 were 4.94 years and 3.51%, respectively. For the three months ended December 31, 2019, the operating cash outflows from our leases was $167,840.

Rent expense for our operating leases the three months ended December 31, 2018 as accounted under ASC 840, included within cost of goods sold and selling, general and administrative expense was $168,828 and $53,538, respectively.

As previously disclosed in Note B of the Notes to the Financial Statements in our 2019 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements were as follows:

As of September 30, 2019
2020	$643,040
2021	479,213
2022	491,397
2023	503,895
2024	516,720
Thereafter	217,551
Total minimum lease payments	$2,851,816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as  “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2019, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2019 and 2018 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2019.

OVERVIEW

General

Clearfield, Inc. designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States, which include Community Broadband, National Carriers, and MSO’s, while also serving the broadband needs of the International markets, primarily countries in the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for Build-to-Print customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s plants in Brooklyn Park, Minnesota, and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, sales agents and manufacturing representatives, and sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

Three months ended December 31, 2019 vS. three months ended December 31, 2018

Net sales for the first quarter of fiscal 2020 ended December 31, 2019 were $19,377,000, a decrease of approximately 4% or $711,000, from net sales of $20,089,000 for the first quarter of fiscal 2019. Net sales to Broadband Service Providers were $18,155,000 in the first quarter of fiscal 2020 versus $18,800,000 in the same period of fiscal 2019. Among this group, the Company recorded $1,137,000 in international sales for the first quarter of fiscal 2020 versus $1,585,000 in the same period of fiscal 2019. Net sales to build-to-print customers were $1,223,000 in the first quarter of fiscal 2020 versus $1,289,000 in the same period of fiscal 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 6% and 8% of total net sales for the first quarters of fiscal 2020 and 2019, respectively.

The decrease in net sales for the quarter ended December 31, 2019 of $711,000 compared to the quarter ended December 31, 2018 was due to reductions in both Community Broadband and International markets totaling $1,865,000, primarily attributable to lower sales of the Company’s active cabinet product line. Offsetting this were increased sales of Tier 1 customers of $772,000, and MSO’s of $425,000. Additionally, sales to build-to-print customers decreased $67,000, relatively unchanged from the prior period. Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited.

Cost of sales for the first quarter of fiscal 2020 was $11,650,000, a decrease of $492,000, or 4%, from $12,142,000 in the comparable period of fiscal 2019. Gross profit percent was 39.9% in the fiscal 2020 first quarter, up from 39.6% for the fiscal 2019 first quarter. Gross profit decreased $219,000, or 3%, to $7,728,000 for the quarter ended December 31, 2019 from $7,947,000 in the comparable period in fiscal 2019. The decrease in gross profit in the first quarter of fiscal 2020 was due to decreased volume while the increase in gross profit percent was primarily due to product mix.

Selling, general and administrative expenses increased $550,000, or 8%, to $7,326,000 in the fiscal 2020 first quarter from $6,776,000 for the fiscal 2019 first quarter. The increase in the first quarter of fiscal 2020 when compared to the first quarter of fiscal 2019 consists primarily of an increase of $594,000 in compensation costs due primarily to additional sales and engineering personnel and an increase of $160,000 of external sales commissions and agent fees. These were somewhat offset by a decrease of $271,000 in stock compensation expense in the quarter.

Income from operations for the quarter ended December 31, 2019 was $402,000 compared to income from operations of $1,171,000 for the comparable quarter of fiscal 2019, a decrease of approximately 66%. This decrease is primarily attributable to increased selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2019 was $223,000 compared to $135,000 for the comparable quarter for fiscal 2019. The increase is due to higher investment balances and interest rates earned on its investments in fiscal 2020. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit, US Treasury securities and money market accounts.

We recorded a provision for income taxes of $123,000 and $296,000 for the quarters ended December 31, 2019 and 2018, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $173,000 from the first quarter for fiscal 2019 is primarily due decreased taxable income during the first quarter for fiscal 2020, as well as a lower effective tax rate. The decrease in the income tax expense rate to 19.7% for the first quarter of fiscal 2020 from 22.7% for the first quarter of fiscal 2019 is primarily due to increased research and development costs.

The Company’s net income for the quarter ended December 31, 2019 was $501,000, or $0.04 per basic and diluted share. The Company’s net income for the quarter ended December 31, 2018 was $1,010,000, or $0.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $25,110,000 as of December 31, 2019 compared to $23,606,000 as of September 30, 2019. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, US Treasury securities and money market accounts. Substantially all of our funds are insured by the FDIC or backed by the United States Government. Investments considered long-term were $21,704,000 as of December 31, 2019, compared to $23,902,000 as of September 30, 2019. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of December 31, 2019 or September 30, 2019.

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

Operating Activities

Net cash used in operating activities totaled $100,000 for the three months ended December 31, 2019. This was primarily due to net income of $501,000, non-cash expenses for depreciation and amortization of $607,000, and stock based compensation of $241,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include increases in inventory of $1,617,000, decreases in accounts payable of $1,816,000, offset by decreases in accounts receivable of $2,093,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased two days to 33 days from September 30, 2019 to December 31, 2019. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital reflects items using cash, including a decrease in accounts payable and accrued expenses of $1,848,000 which primarily reflects fiscal 2019 accrued bonus compensation accruals and accounts payable paid in the first quarter of fiscal 2020.

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

Investing Activities

We invest our excess cash in money market accounts, US Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC and US Government on these investments. During the three months ended December 31, 2019, we used cash to purchase $3,211,000 of FDIC-backed securities and received $4,438,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $757,000 of cash during the three months ended December 31, 2019.

During the three months ended December 31, 2018, we used cash to purchase $1,558,000 of FDIC-backed securities and received $1,680,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $277,000 of cash during the three months ended December 31, 2018.

Financing Activities

For the three months ended December 31, 2019, we received $170,000 from employees’ participation and purchase of stock through our ESPP and used $6,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding.

For the three months ended December 31, 2018, we received $146,000 from employees’ participation and purchase of stock through our ESPP and used $7,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock based compensation, and valuation of inventory, long-lived assets, finite lived intangible assets and goodwill.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2019.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

CLEARFIELD, INC.

January 28, 2020	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

January 28, 2020	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

