Form 10-Q
period 2020-03-31
Clearfield, Inc.
filed 2020-05-01
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 14, 2020
Common stock, par value $.01	13,627,639

2

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2020	September 30, 2019
Assets
Current Assets
Cash and cash equivalents	$8,575,556	$10,081,721
Short-term investments	14,708,841	13,524,270
Accounts receivables, net	8,069,531	9,118,639
Inventories, net	11,688,103	9,012,980
Other current assets	687,881	769,161
Total current assets	43,729,912	42,506,771

Property, plant and equipment, net	5,563,814	5,413,241

Other Assets
Long-term investments	25,130,000	23,902,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,968,938	5,147,135
Right of use lease asset	2,911,577	-
Other	194,174	210,905
Total other assets	37,913,200	33,968,551
Total Assets	$87,206,926	$81,888,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$714,008	$-
Accounts payable	3,873,534	3,173,599
Accrued compensation	3,472,731	3,224,860
Accrued expenses	327,363	208,603
Total current liabilities	8,387,636	6,607,062

Other Liabilities
Long-term portion of lease liability	2,468,858	-
Deferred taxes	101,690	101,690
Deferred rent	-	246,424
Total other liabilities	2,570,548	348,114
Total liabilities	10,958,184	6,955,176

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,627,639 and 13,641,805 shares issued and outstanding as of March 31, 2020 and September 30, 2019	136,276	136,418
Additional paid-in capital	57,042,604	56,976,162
Retained earnings	19,069,862	17,820,807
Total shareholders’ equity	76,248,742	74,933,387
Total Liabilities and Shareholders’ Equity	$87,206,926	$81,888,563

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net sales	$20,408,509	$19,084,365	$39,786,500	$39,173,515

Cost of sales	12,257,076	12,059,122	23,907,532	24,201,574

Gross profit	8,151,433	7,025,243	15,878,968	14,971,941

Operating expenses
Selling, general and administrative	7,431,261	6,727,744	14,757,881	13,503,619
Income from operations	720,172	297,499	1,121,087	1,468,322

Interest income	217,725	169,443	440,968	304,580

Income before income taxes	937,897	466,942	1,562,055	1,772,902

Income tax expense	190,000	99,000	313,000	395,000
Net income	$747,897	$367,942	$1,249,055	$1,377,902

Net income per share Basic	$0.05	$0.02	$0.09	$0.10
Net income per share Diluted	$0.05	$0.02	$0.09	$0.10

Weighted average shares outstanding:
Basic	13,521,172	13,422,222	13,516,608	13,411,183
Diluted	13,521,172	13,450,212	13,571,674	13,425,178

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the three months ended March 31, 2020

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at December 31, 2019	13,657,459	$136,575	$57,383,020	$18,321,965	$75,841,560
Repurchase of common stock	(41,796)	(418)	(428,236)	-	(428,654)
Stock-based compensation expense	-	-	87,937	-	87,937
Restricted stock issuance, net	9,580	96	(96)	-	-
Exercise of stock options	2,396	23	(21)	-	2
Net income	-	-	-	747,897	747,897
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742

For the three months ended March 31, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at December 31, 2018	13,662,456	$136,625	$56,161,405	$14,264,611	$70,562,641
Stock-based compensation expense	-	-	563,666	-	563,666
Restricted stock issuance, net	3,486	35	(35)	-	-
Exercise of stock options, net of shares exchanged for payment	2,466	24	(17)	-	7
Net income	-	-	-	367,942	367,942
Balance at March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the six months ended March 31, 2020

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Repurchase of common stock	(41,796)	$(418)	$(428,236)	$-	$(428,654)
Stock-based compensation expense	-	-	328,523	-	328,523
Restricted stock issuance, net	9,580	96	(96)	-	-
Issuance of common stock under employee stock purchase plan	15,107	151	169,501	-	169,652
Exercise of stock options, net of shares exchanged for payment	3,396	33	2,549	-	2,582
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	1,249,055	1,249,055
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742

For the six months ended March 31, 2019

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	1,102,190	-	1,102,190
Restricted stock issuance, net	(352)	(4)	4	-	-
Issuance of common stock under employee stock purchase plan	17,312	173	145,767	-	145,940
Exercise of stock options, net of shares exchanged for payment	5,440	54	(30)	-	24
Tax withholding related to vesting of restricted stock grants	(545)	(5)	(6,671)	-	(6,676)
Net income	-	-	-	1,377,902	1,377,902
Balance at March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,249,055	$1,377,902
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,210,961	1,064,024
Change in allowance for doubtful accounts	-	210,000
Amortization of discount on investments	(55,641)	(15,855)
Stock-based compensation	328,523	1,102,190
Changes in operating assets and liabilities:
Accounts receivable, net	1,049,108	3,623,266
Inventories, net	(2,675,123)	1,776,613
Other assets	98,010	(486,554)
Accounts payable, accrued expenses and deferred rent	1,091,431	(179,024)
Net cash provided by operating activities	2,296,324	8,472,562

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,183,336)	(551,607)
Purchases of investments	(19,076,930)	(12,274,393)
Proceeds from maturities of investments	16,720,000	3,572,000
Net cash used in investing activities	(3,540,266)	(9,254,000)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	169,652	145,940
Proceeds from issuance of common stock upon exercise of stock options	2,582	24
Tax withholding related to vesting of restricted stock grants	(5,803)	(6,676)
Repurchase of common stock	(428,654)	-
Net cash (used in) provided by financing activities	(262,223)	139,288

Decrease in cash and cash equivalents	(1,506,165)	(642,150)

Cash and cash equivalents, beginning of period	10,081,721	8,547,777

Cash and cash equivalents, end of period	8,575,556	7,905,627

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$355,657	$1,051,716

Non-cash financing activities
Cashless exercise of stock options	$7,737	$17,390

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2020 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$747,897	$367,942	$1,249,055	$1,377,902
Weighted average common shares	13,521,172	13,422,222	13,516,608	13,411,183
Dilutive potential common shares	-	27,990	55,066	13,995
Weighted average dilutive common shares outstanding	13,521,172	13,450,212	13,571,674	13,425,178
Net income per common share:
Basic	$0.05	$0.02	$0.09	$0.10
Diluted	$0.05	$0.02	$0.09	$0.10

Note 3. Cash, Cash Equivalents and Investments

The Company currently invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and Unites States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market accounts. CDs and Treasuries with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020	September 30, 2019
Less than one year	$14,708,841	$13,524,270
1-5 years	25,130,000	23,902,000
Total	$39,838,841	$37,426,270

Note 4. Stock-Based Compensation

The Company recorded $87,937 and $328,523 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2020, respectively, For the three months ended March 31, 2020, $83,140 of this expense is included in selling, general and administrative expense, and $4,797 is included in cost of sales. For the six months ended March 31, 2020, $318,928 of this expense is included in selling, general and administrative expense, and $9,595 is included in cost of sales. The Company recorded $563,666 and $1,102,190 of compensation expense related to current and past stock option grants, restricted stock grants and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2019, respectively. For the three months ended March 31, 2019, $532,425 of this expense is included in selling, general and administrative expense, and $31,241 is included in cost of sales. For the six months ended March 31, 2019, $1,039,709 of this expense is included in selling, general and administrative expense, and $62,481 is included in cost of sales. As of March 31, 2020, $2,324,790 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 4.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the six months ended March 31, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 116,600 shares of common stock with a weighted average contractual term of 5.78 years, a weighted average 4.78 year vesting term, and an exercise price of $12.43. During the six months ended March 31, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of four years, a three year vesting term, and a weighted average exercise price of $12.17.

This fair value of awards during the six months ended March 31, 2020 was estimated as of the grant date using the range of assumptions listed below:

	Six months ended March 31, 2020
Dividend yield		0%
Expected volatility	39.5	-	41.5%
Risk-free interest rate	1.65	-	1.69%
Expected life (years)	4	-	6
Vesting period (years)	3	-	5

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

Options are granted at fair market values determined on the date of grant, and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the six months ended March 31, 2020:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2019	290,750	$11.86
Granted	116,600	12.43
Exercised	(4,000)	2.58
Cancelled or Forfeited	(48,000)	13.35
Outstanding as of March 31, 2020	355,350	$11.95

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2020, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.31 years and their aggregate intrinsic value was $102,150. During the six months ended March 31, 2020, the Company received proceeds of $2,582 from the exercise of stock options. During the six months ended March 31, 2019, the Company received proceeds of $24 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2020, the Company granted non-employee directors elected at the Company’s 2020 Annual Meeting of Shareholders restricted stock awards totaling 5,830 shares of common stock, with a vesting term of approximately one year and a fair value of $10.72 per share. The Company also granted 8,625 performance stock units entitling the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2020 performance goal. The shares issued to the participant in settlement of the performance stock unit, if any, will be restricted stock subject to forfeiture that will vest one year following the settlement date of the performance stock unit. The Company has determined the fair value per underlying share of the performance stock unit awards to be $11.86 as of the grant date. These performance stock unit awards were forfeited during the six months ended March 31, 2020.

During the six months ended March 31, 2019, the Company granted non-employee directors elected at the Company’s 2019 Annual Meeting of Shareholders restricted stock awards totaling 4,340 shares of common stock, with a vesting term of approximately one year and a fair value of $14.40 per share.

Restricted stock transactions during the six months ended March 31, 2020 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2019	130,440	$13.25
Granted	19,455	11.30
Vested	(5,740)	14.01
Forfeited	(9,875)	12.03
Unvested as of March 31, 2020	134,280	$13.02

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2019 and December 31, 2018, employees purchased 15,107 and 17,312 shares at a price of $11.23 and $8.43 per share, respectively. In February 2020, the shareholders of Clearfield approved an increase of 200,000 shares to the Company’s ESPP share pool. As a result, as of March 31, 2020, the Company has 234,739 shares of common stock available for future purchase under the ESPP.

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

Our revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
United States	$19,489,270	$17,136,328	$37,731,957	$35,640,795
All other countries	919,239	1,948,037	2,054,543	3,532,720
Total Net Sales	$20,408,509	$19,084,365	$39,786,500	$39,173,515

Clearfield manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company provides Build-to-Print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Broadband service providers	96%	94%	95%	94%
Build-to-print customers	4%	6%	5%	6%
Total Net Sales	100%	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and 3 customers, National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s, MSO’s, which include cable television companies, and International customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both March 31, 2020 and September 30, 2019, the balance in the allowance for doubtful accounts was $289,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	March 31, 2020	September 30, 2019
Raw materials	$8,795,376	$7,115,298
Work-in-progress	942,023	540,962
Finished goods	1,950,704	1,356,720
Inventories, net	$11,688,103	$9,012,980

Note 7. Major Customer Concentration

For the three months ended March 31, 2020, Customer A comprised 21% of the Company’s net sales. For the six months ended March 31, 2020, Customers A, B and C comprised 20%, 11% and 10%, respectively, of the Company’s net sales. All of these customers were distributors. For the three months ended March 31, 2019, Customers A and B comprised 17% and 10%, respectively, of the Company’s net sales. For the six months ended March 31, 2019, Customers A and B comprised 18% and 11%, respectively, of the Company’s net sales. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of March 31, 2020, three customers accounted for 12%, 10% and 10%, respectively, or 32% in the aggregate, of accounts receivable. One of these customers is a distributor, one is a private label original equipment manufacturer and one is a broadband service provider. As of September 30, 2019, two customers accounted for 16%, and 12%, respectively, or 28% in the aggregate of accounts receivable. Both of these customers are distributors.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of goodwill. During the six months ended March 31, 2020, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2020, the Company has 22 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. (“Calix”) during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of our intangible assets. During the six months ended March 31, 2020, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three and six months ended March 31, 2020, the Company recorded income tax expense of $190,000 and $313,000, reflecting an effective tax rate of 20.3% and 20.0%, respectively. For the three and six months ended March 31, 2019, the Company recorded a provision for income taxes of $99,000 and $395,000, respectively, reflecting an effective tax rate of 21.2% and 22.3%, respectively. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, foreign derived intangibles deduction and research and development credits.

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

As of March 31, 2020 and September 30, 2019, the Company had a remaining valuation allowance of approximately $47,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the six months ended March 31, 2020.

As of March 31, 2020, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

On February 12, 2020, the Company entered into an indirect lease arrangement for an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is approximately 42 months and commenced on February 12, 2020. The lease contains written options to renew for two additional consecutive periods of three years each.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2020, we do not have material lease commitments that have not commenced.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and six months ended March 31, 2020.

Operating lease expense under ASC842, Leases, within:	Three months ended March 31, 2020	Six months ended March 31, 2020
Cost of goods sold	$218,874	$404,502
Selling, general and administrative	55,398	111,764
Total lease expense	$274,272	$516,266

Future maturities of lease liabilities were as follows as of March 31, 2020:

Operating Leases
2020 (remainder of fiscal year)	$440,312
2021	752,423
2022	772,803
2023	744,963
2024	516,725
Thereafter	217,552
Total lease payments	3,444,778
Less: Interest	(261,912)
Present value of lease liabilities	$3,182,866

The weighted average term and weighted average discount rate for our leases as of March 31, 2020 were 4.78 years and 3.48%, respectively. For the three and six months ended March 31, 2020, the operating cash outflows from our leases were $168,815 and $336,655, respectively.

Rent expense for our operating leases as accounted for under ASC 840, Leases, included within cost of goods sold and selling, general and administrative expense was as follows for the three and six months ended March 31, 2019.

Operating lease expense under ASC840, Leases, within:	Three months ended March 31, 2019	Six months ended March 31, 2019
Cost of goods sold	$164,118	$332,946
Selling, general and administrative	53,838	107,376
Total lease expense	$217,956	$440,322

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2020 and 2019 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2019.

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

The Company has historically focused on the un-served or under-served rural communities who receive their voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s manufacturing facilities in Brooklyn Park, Minnesota, and Tijuana, Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to the customer, some made through two-tier distribution (channel) partners, sales agents and manufacturing representatives, and sales through original equipment suppliers who private label their products.

Due to the role Clearfield’s solutions play in supporting communications infrastructure, the Company’s operations in Minnesota have been classified as critical sector work under the State of Minnesota “stay at home” executive order adopted in response to the novel coronavirus (“COVID-19”) pandemic. We have transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements. In accordance with the CDC and WHO guidelines, we also have implemented health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have continued to maintain our manufacturing capacity in Brooklyn Park with these personnel. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities.

The Company is closely monitoring the operations and staffing levels at its manufacturing facilities in Tijuana, Mexico and the status of restrictions at the U.S.-Mexico border. The State of Baja California, where our facilities are located, has adopted an order that has temporarily suspended the operations of other manufacturers in the region. While our operations in Tijuana have not been affected, we may become subject to local enforcement of the order at any time.

Even if our manufacturing capacity in Mexico continues, we may experience challenges to timely supply of materials to our Mexico facilities and timely product deliveries from the facilities due to border restrictions or border delays. Depending on the severity of these border issues, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs.

We dual source all our components and most of our supply chain partners remain operational and continue to provide the necessary components for our products to be manufactured in Minnesota and Mexico. We continue to monitor our supply chain, however uncertainties caused by the impact of COVID-19 present significant risk of disruption in our supply chain.

Should the Company experience a disruption in our ability to continue to produce in one or both of our facilities, disruption in our supply chain, or a decline in operational abilities, our contingency plans would result in a potentially significant increase in manufacturing costs and could impair our ability to fulfill customer orders.

RESULTS OF OPERATIONS

Three months ended MArch 31, 2020 vS. three months ended mARCH 31, 2019

Net sales for the second quarter of fiscal 2020 ended March 31, 2020 were $20,409,000, an increase of approximately 7% or $1,324,000, from net sales of $19,084,000 for the second quarter of fiscal 2019. Net sales to Broadband Service Providers were $19,642,000 in the second quarter of fiscal 2020 versus $17,948,000 in the same period of fiscal 2019. Among this group, the Company recorded $919,000 in international sales for the second quarter of fiscal 2020 versus $1,949,000 in the same period of fiscal 2019. Net sales to build-to-print customers were $766,000 in the second quarter of fiscal 2020 versus $1,136,000 in the same period of fiscal 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 10% of total net sales for the second quarter of fiscal 2020 and 2019, respectively.

The increase in net sales for the quarter ended March 31, 2020 of $1,324,000 compared to the quarter ended March 31, 2019 was driven by increased sales to Tier 1 and MSO customers of $1,549,000 and $1,130,000, respectively. Offsetting this were decreased sales to International customers of $1,005,000, and Build-to-Print customers of $475,000, due to lower demand for each in the period. Additionally, sales to Community Broadband customers increased $125,000, relatively unchanged from the prior period.

Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to product delivery or changes in customer ordering patterns due to COVID-19. The Company’s ability to recognize revenue in the third quarter of 2020 for its backlog of customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations. During March 2020, the Company experienced increased orders as the Company’s customers remained committed to their 5G builds and other projects to expand communications networks, which are part of the world’s critical infrastructure. The Company believes that Tier 1 customers may expand their 5G-related capital expenditure budgets, which may lead to accelerated opportunities for sales due to COVID-19. However, at this time, the Company does not have visibility into how long these customer ordering trends will continue. We expect that restrictions on our employees’ ability to access our customers may negatively impact sales in future quarters.

Cost of sales for the second quarter of fiscal 2020 was $12,257,000, an increase of $198,000, or 1.6%, from $12,059,000 in the comparable period of fiscal 2019. Gross profit percent was 39.9% of net sales in the fiscal 2020 second quarter, an increase from 36.8% of net sales for the fiscal 2019 second quarter. Gross profit increased $1,126,000, or 16%, to $8,151,000 for the three months ended March 31, 2020 from $7,025,000 in the comparable period in fiscal 2019. The increase in gross profit in the second quarter of fiscal 2020 was due to increased volume while the increase in gross profit percent was primarily due to improved manufacturing costs, supply chain management initiatives and lower tariff costs. Gross profit was negatively impacted by tariff costs of approximately $61,000 for the three months ended March 31, 2020 and $268,000 in the comparable period in fiscal 2019. In the second quarter of fiscal 2020 ended March 31, 2020, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased $704,000, or 10%, to $7,431,000 in the fiscal 2020 second quarter from $6,728,000 for the fiscal 2019 second quarter. The increase in expense in the second quarter of fiscal 2020 consists primarily of increases of $1,176,000 in compensation expense due to additional personnel, $187,000 in product certification testing expenses and $174,000 in outside sales representative commissions, offset by decreases of $449,000 in stock based compensation expense and $210,000 in bad debt expense related to a customer bankruptcy occurring in the prior year period. In the second quarter of fiscal 2020 ended March 31, 2020, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the quarter ended March 31, 2020 was $720,000 compared to $297,000 for the comparable quarter of fiscal 2019, an increase of approximately 142%. This increase is attributable to increased gross profit, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended March 31, 2020 was $218,000 compared to $169,000 for the comparable quarter for fiscal 2019. The increase is due to increased balances and higher interest rates earned on investments in the second quarter of fiscal 2020. We expect interest income to decline due to the prevailing lower interest rates and the potential for further decreases in rates in the current economic environment The Company invests its excess cash in FDIC-backed bank certificates of deposit, U.S. treasury securities, and money market accounts.

We recorded a provision for income taxes of $190,000 and a provision for income taxes of $99,000 for the three months ended March 31, 2020 and 2019, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $91,000 from the second quarter for fiscal 2019 is primarily due to increased income from operations. The decrease in the income tax expense rate to 20.3% for the second quarter of fiscal 2020 from 21.2% for the second quarter of fiscal 2019 is primarily due to increased research and development tax credits.

The Company’s net income for the three months ended March 31, 2020 was $748,000, or $0.05 per basic and diluted share. The Company’s net income for the three months ended March 31, 2019 was $368,000, or $0.02 per basic and diluted share.

Six months ended March 31, 2020 vS. six months ended March 31, 2019

Net sales for the six months ended March 31, 2020 were $39,787,000, an increase of 2%, or approximately $613,000, from net sales of $39,174,000 for the first six months of fiscal 2019. Net sales to Broadband Service providers were $37,798,000 for the first six months of fiscal 2020, versus $36,761,000 in the same period of fiscal 2019. Among this group, the Company recorded $2,055,000 in international sales versus $3,533,000 in the same period of fiscal 2019. Net sales to build-to-print customers were $1,990,000 in the first six months of fiscal 2020 versus $2,413,000 in the same period of fiscal 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 9% of total net sales for the first six months of fiscal 2020 and 2019, respectively.

The increase in net sales for the six months ended March 31, 2020 of $613,000 compared to the six months ended March 31, 2019 is primarily attributable to an increase in sales to Tier 1 and MSO customers of $2,324,000 and $1,555,000, respectively. This was offset by decreased sales to International customers of $1,445,000, Community Broadband customers of $1,304,000 and Build-to-Print of $518,000.

Cost of sales for the six months ended March 31, 2020 was $23,908,000, a decrease of $294,000, or 1%, from $24,202,000 in the comparable period of fiscal 2019. Gross profit percent was 39.9% of net sales in the fiscal 2020 first six months, up from 38.2% for the comparable six months in fiscal 2019. Gross profit increased $907,000, or 6%, to $15,879,000 for the six months ended March 31, 2020 from $14,972,000 in the comparable period in fiscal 2019. The increase in gross profit in the six months ended March 31, 2020 was due to increased volume and a higher gross profit percent. The increase in gross profit percent was primarily due to improved manufacturing efficiencies and costs in its manufacturing facilities, and lower tariff costs. Tariff costs were $161,000 in the six months ended March 31, 2020, compared to $559,000 in the comparable six month period. In the six months ended March 31, 2020, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased 9%, or $1,254,000, from $13,504,000 for the first six months of fiscal 2019 to $14,758,000 for the first six months of fiscal 2020. The decrease in the first six months of fiscal 2020 consists primarily of increases of $1,932,000 in compensation expense due to additional personnel, $257,000 in product certification testing expenses and $333,000 in outside sales representative commissions, offset by decreases of $721,000 in stock based compensation expense and $210,000 in bad debt expense related to a customer bankruptcy in the prior year period. In the six months ended March 31, 2020, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the six months ended March 31, 2020 was $1,121,000 compared to income from operations of $1,468,000 for the first six months of fiscal 2019, a decrease of $347,000, or 24%. This decrease is primarily attributable to increased gross profit, offset by increased selling, general and administrative expenses.

Interest income for the six months ended March 31, 2020 was $441,000 compared to $305,000 for the comparable period for fiscal 2019. The increase is due to increased balances and higher interest rates earned on investments in fiscal 2020.

We recorded a provision for income taxes of $313,000 and a provision for income taxes of $395,000 for the six months ended March 31, 2020 and 2019, respectively. The decrease in tax expense of $82,000 from the six months ended March 31, 2019 is primarily due a lower effective tax rate for the six months ended March 31, 2020. The decrease in the income tax expense rate to 20.0% for the six months ended March 31, 2020 from 22.3% for the six months ended March 31, 2019 is primarily due to increased research and development credits.

The Company’s net income for the first six months of fiscal 2020 ended March 31, 2020 was $1,249,000, or $0.09 per basic and diluted share. The Company’s net income for the first six months of fiscal 2019 ended March 31, 2019 was $1,378,000, or $0.10 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $23,284,000 as of March 31, 2020 compared to $23,606,000 as of September 30, 2019. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Substantially all of our funds are insured by the FDIC or backed by the U. S. Government. Investments considered long-term were $25,130,000 as of March 31, 2020, compared to $23,902,000 as of September 30, 2019. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of March 31, 2020 or September 30, 2019.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impacts of COVID-19 on the Company’s business. Due to the uncertainties caused by COVID-19 and the Company’s desire to maintain capital flexibility, the Board of Directors has suspended the share repurchase program originally adopted on November 13, 2014. As originally adopted, the Board of Directors authorized $8,000,000 for common stock repurchases and on April 25, 2017, our Board of Directors increased the authorization to $12,000,000 of common stock. As of March 31, 2020, there was approximately $4,981,000 remaining for repurchases under the authorization.

Due to the economic crisis resulting from the COVID-19 pandemic, we expect that our future cash flow may be negatively impacted due to COVID -19 impacts within our operating and investing activities. We also expect that our uses of cash may be materially impacted by increased operating expense associated with mitigating supply chain, logistics, customer fulfillment risks caused by COVID-19.

Operating Activities

Net cash used in operating activities totaled $2,296,000 for the six months ended March 31, 2020. This was primarily due to net income of $1,249,000, non-cash expenses for depreciation and amortization of $1,211,000, and stock based compensation of $329,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include increases in inventory of $2,675,000 and accounts payable, accrued expenses and deferred rent of $1,091,000, offset by a decrease in accounts receivable of $1,049,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased backlog, and additional safety stock due to the uncertainty of the COVID-19 virus on the Company’s supply chain. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, increased one day to 36 days from September 30, 2019 to March 31, 2020.

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

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC and U.S. Government on these investments. During the six months ended March 31, 2020, we used cash to purchase $19,077,000 of both FDIC-backed and treasury securities and received $16,720,000 on CDs and treasuries that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,183,000 of cash during the six months ended March 31, 2020.

During the six months ended March 31, 2019, we used cash to purchase $12,274,000 of both FDIC-backed and treasury securities and received $3,572,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $552,000 of cash in the six months ended March 31, 2019.

Financing Activities

For the six months ended March 31, 2020, we received $170,000 from employees’ participation and purchase of stock through our ESPP and used $6,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We used $429,000 to repurchase 41,796 shares of our common stock under the share repurchase program in the six months ended March 31, 2020. As of March 31, 2020, we had the authority to purchase approximately $4,981,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2020.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except for the addition of the following risk factor:

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, financial condition and operating results.

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have manufacturing operations in the U.S. and Mexico, which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While both of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. The constraints and limits imposed on our operations may slow or diminish our product development activities and qualification activities with our customers. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our vendors and suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession.

In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, particularly our sales employees whose in-person access to our customers and customer prospects has been significantly limited. While we have experienced only limited absenteeism from those employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our ability to continue operations may be significantly negatively impacted, and we may be required to temporarily suspend our operations in the U.S. or in Mexico or in both locations. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2020, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2020	-	-	523,794	$5,409,326
February 1-29, 2020	3,538	10.89	527,332	5,370,783
March 1-31, 2020	38,258	10.20	565,590	4,980,671
Total	41,796	$10.26	565,590	$4,980,671

(1)	Amount remaining from the $12,000,000 repurchase authorizations approved by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 11, 2020, the Company received a $3.7 million loan under the Payroll Protection Program (PPP) within the Coronavirus Aid Relief and Economic Security (CARES) Act.

The Company carefully reviewed the economic impact and uncertainty caused by COVID-19 and the necessity of the PPP loan request to support the Company’s ongoing operations and believes that the Company made the required certifications for the PPP loan in good faith under the standards established by the CARES Act and the PPP regulations at the time of the Company’s loan application and the receipt of the loan.

However, due to the uncertainties caused by the changing guidance and statements from the U.S. Small Business Administration and U.S. Department of Treasury issued following the time of the Company’s loan application and the receipt of the loan, the Company repaid the PPP loan in full on April 30, 2020.

ITEM 6. Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

May 1, 2020	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2020	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

