Form 10-Q
period 2020-06-30
Clearfield, Inc.
filed 2020-07-30
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 15, 2020
Common stock, par value $.01	13,647,005

CLEARFIELD, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2020	September 30, 2019
Assets
Current Assets
Cash and cash equivalents	$9,278,968	$10,081,721
Short-term investments	11,093,527	13,524,270
Accounts receivables, net	9,099,727	9,118,639
Inventories, net	14,881,952	9,012,980
Other current assets	602,700	769,161
Total current assets	44,956,874	42,506,771

Property, plant and equipment, net	5,354,082	5,413,241

Other Assets
Long-term investments	28,072,000	23,902,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,875,117	5,147,135
Right of use lease asset	2,710,073	-
Other	186,571	210,905
Total other assets	40,552,272	33,968,551
Total Assets	$90,863,228	$81,888,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$672,384	$-
Accounts payable	3,878,915	3,173,599
Accrued compensation	3,279,018	3,224,860
Accrued expenses	987,205	208,603
Total current liabilities	8,817,522	6,607,062

Other Liabilities
Long-term portion of lease liability	2,299,835	-
Deferred taxes	101,690	101,690
Deferred rent	-	246,424
Total other liabilities	2,401,525	348,114
Total liabilities	11,219,047	6,955,176

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,647,005 and 13,641,805 shares issued and outstanding as of June 30, 2020 and September 30, 2019	136,470	136,418
Additional paid-in capital	57,443,281	56,976,162
Retained earnings	22,064,430	17,820,807
Total shareholders’ equity	79,644,181	74,933,387
Total Liabilities and Shareholders’ Equity	$90,863,228	$81,888,563

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF EARNINGS
UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$25,970,045	$21,892,244	$65,756,545	$61,065,759

Cost of sales	15,179,875	13,479,617	39,087,407	37,681,191

Gross profit	10,790,170	8,412,627	26,669,138	23,384,568

Operating expenses
Selling, general and administrative	7,207,157	6,870,994	21,965,038	20,374,613
Income from operations	3,583,013	1,541,633	4,704,100	3,009,955

Interest income	174,555	212,894	615,523	517,474

Income before income taxes	3,757,568	1,754,527	5,319,623	3,527,429

Income tax expense	763,000	454,000	1,076,000	849,000
Net income	$2,994,568	$1,300,527	$4,243,623	$2,678,429

Net income per share Basic	$0.22	$0.10	$0.31	$0.20
Net income per share Diluted	$0.22	$0.10	$0.31	$0.20

Weighted average shares outstanding:
Basic	13,497,955	13,446,289	13,510,413	13,422,885
Diluted	13,497,955	13,451,671	13,547,124	13,434,009

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the three months ended June 30, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742
Repurchase of common stock	-	-	-	-	-
Stock-based compensation expense	-	-	213,361	-	213,361
Restricted stock issuance, net	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	15,116	151	178,973	-	179,124
Exercise of stock options, net of shares exchanged for payment	4,250	43	8,343	-	8,386
Tax withholding related to vesting of restricted stock grants	-	-	-	-	-
Net income	-	-	-	2,994,568	2,994,568
Balance at June 30, 2020	13,647,005	$136,470	$57,443,281	$22,064,430	$79,644,181

For the three months ended June 30, 2019
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at March 31, 2019	13,668,408	$136,684	$56,725,019	$14,632,553	$71,494,256
Stock-based compensation expense	-	-	433,438	-	433,438
Restricted stock issuance, net	(6,538)	(65)	65	-	-
Issuance of common stock under employee stock purchase plan	19,923	199	167,752	-	167,951
Exercise of stock options, net of shares exchanged for payment	-	-	-	-	-
Tax withholding related to vesting of restricted stock grants	(29,924)	(299)	(424,804)	-	(425,103)
Net income	-	-	-	1,300,527	1,300,527
Balance at June 30, 2019	13,651,869	$136,519	$56,901,470	$15,933,080	$72,971,069

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

For the nine months ended June 30, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Repurchase of common stock	(41,796)	$(418)	$(428,236)	$-	$(428,654)
Stock-based compensation expense	-	-	541,884	-	541,884
Restricted stock issuance, net	9,580	96	(96)	-	-
Issuance of common stock under employee stock purchase plan	30,223	302	348,474	-	348,776
Exercise of stock options, net of shares exchanged for payment	7,646	76	10,892	-	10,968
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	4,243,623	4,243,623
Balance at June 30, 2020	13,647,005	$136,470	$57,443,281	$22,064,430	$79,644,181

For the nine months ended June 30, 2019
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	1,535,628	-	1,535,628
Restricted stock issuance, net	(6,890)	(69)	69	-	-
Issuance of common stock under employee stock purchase plan	37,235	372	313,519	-	313,891
Exercise of stock options, net of shares exchanged for payment	5,440	54	(30)	-	24
Tax withholding related to vesting of restricted stock grants	(30,469)	(304)	(431,475)	-	(431,779)
Net income	-	-	-	2,678,429	2,678,429
Balance at June 30, 2019	13,651,869	$136,519	$56,901,470	$15,933,080	$72,971,069

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$4,243,623	$2,678,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,824,517	1,613,394
Change in allowance for doubtful accounts	-	210,000
Amortization of discount on investments	(64,327)	(43,601)
Stock-based compensation	541,884	1,535,628
Changes in operating assets and liabilities:
Accounts receivable, net	18,912	3,308,314
Inventories, net	(5,868,972)	625,873
Other assets	190,796	(116,872)
Accounts payable, accrued expenses and deferred rent	1,553,798	(901,754)
Net cash provided by operating activities	2,440,231	8,909,411

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,493,341)	(1,099,089)
Purchases of investments	(31,837,930)	(17,444,393)
Proceeds from maturities of investments	30,163,000	7,235,000
Net cash used in investing activities	(3,168,271)	(11,308,482)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	348,776	313,891
Proceeds from issuance of common stock upon exercise of stock options	10,968	24
Tax withholding related to vesting of restricted stock grants	(5,803)	(431,779)
Repurchase of common stock	(428,654)	-
Net cash used in financing activities	(74,713)	(117,864)

Decrease in cash and cash equivalents	(802,753)	(2,516,935)

Cash and cash equivalents, beginning of period	10,081,721	8,547,777

Cash and cash equivalents, end of period	9,278,968	6,030,842

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$469,529	$1,081,068

Non-cash financing activities
Cashless exercise of stock options	$10,962	$17,390

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2020 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2019 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, using the effective date method under the modified retrospective approach. The amended guidance requires lessees, at the commencement date, to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and to record a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements. The Company elected the package of practical expedients permitted under the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient to not recognize a lease liability and ROU asset for short-term leases less than 12 months. We chose the option to apply the new standard at the adoption date, and therefore we are not required to restate the financial statements for prior periods, nor are we required to provide the disclosures required by the new standard for prior periods. Upon adoption, we recognized an approximate $2.4 million right-of-use asset, and an approximate $2.6 million lease liability. Our adoption of the new standard did not impact our cash flows or have a material impact on our results of operations. We have expanded our financial statement disclosures to comply with the requirements of the new standard.

Note 2. Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,994,568	$1,300,527	$4,243,623	$2,678,429
Weighted average common shares	13,497,955	13,446,289	13,510,413	13,422,885
Dilutive potential common shares	-	5,382	36,711	11,124
Weighted average dilutive common shares outstanding	13,497,955	13,451,671	13,547,124	13,434,009
Net income per common share:
Basic	$0.22	$0.10	$0.31	$0.20
Diluted	$0.22	$0.10	$0.31	$0.20

Note 3. Cash, Cash Equivalents and Investments

The Company invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market accounts. CDs and Treasuries with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Less than one year	$11,093,527	$13,524,270
1-5 years	28,072,000	23,902,000
Total	$39,165,527	$37,426,270

Note 4. Stock-Based Compensation

The Company recorded $213,361 and $541,884 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2020, respectively. For the three months ended June 30, 2020, $207,653 of this expense is included in selling, general and administrative expense, and $5,708 is included in cost of sales. For the nine months ended June 30, 2020, $526,580 of this expense is included in selling, general and administrative expense, and $15,304 is included in cost of sales. The Company recorded $433,438 and $1,535,628 of compensation expense related to current and past stock option grants, restricted stock grants and the Company’s ESPP for the three and nine months ended June 30, 2019, respectively. For the three months ended June 30, 2019, $410,784 of this expense is included in selling, general and administrative expense, and $22,654 is included in cost of sales. For the nine months ended June 30, 2019, $1,450,489 of this expense is included in selling, general and administrative expense, and $85,139 is included in cost of sales. As of June 30, 2020, $ 2,147,356 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 4.2 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the nine months ended June 30, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 121,350 shares of common stock with a weighted average contractual term of 5.71 years, a 4.71 year weighted average vesting term, and an exercise price of $12.43. During the nine months ended June 30, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of four years, a three year vesting term, and a weighted average exercise price of $12.17.

This fair value of awards during the nine months ended June 30, 2020 was estimated as of the grant date using the range of assumptions listed below:

	Nine months ended June 30, 2020
Dividend yield		0%
Expected volatility	39.5	–	44.9%
Risk-free interest rate	0.24	–	1.69%
Expected life (in years)	4	-	6
Vesting period (in years)	3	-	5

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

The following is a summary of stock option activity during the nine months ended June 30, 2020:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2019	290,750	$11.86
Granted	121,350	12.43
Exercised	(8,500)	2.58
Cancelled or Forfeited	(48,250)	13.35
Outstanding as of June 30, 2020	355,350	$12.08

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2020, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.31 years and their aggregate intrinsic value was $278,995. During the nine months ended June 30, 2020, the Company received proceeds of $10,968 from the exercise of stock options. During the nine months ended June 30, 2019, the Company received proceeds of $24 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2020, the Company granted non-employee directors elected at the Company’s 2020 Annual Meeting of Shareholders restricted stock awards totaling 5,830 shares of common stock, with a vesting term of approximately one year and a fair value of $10.72 per share. In February, the Company granted 5,000 shares of restricted stock, with a vesting term of approximately one year and a fair value of $11.01 per share. The Company also granted 8,625 performance stock units entitling the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2020 performance goal. The shares issued to the participant in settlement of the performance stock unit, if any, will be restricted stock subject to forfeiture that will vest one year following the settlement date of the performance stock unit. The Company has determined the fair value per underlying share of the performance stock unit awards to be $11.86 as of the grant date. These performance stock unit awards were forfeited during the nine months ended June 30, 2020.

During the nine months ended June 30, 2019, the Company granted non-employee directors restricted stock awards totaling 4,340 shares of common stock, with a vesting term of approximately one year and a fair value of $14.40 per share.

Restricted stock transactions during the nine months ended June 30, 2020 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2019	130,440	$13.25
Granted	19,455	11.30
Vested	(5,740)	14.01
Forfeited	(9,875)	12.03
Unvested as of June 30, 2020	134,280	$13.02

Employee Stock Purchase Plan

Clearfield, Inc.’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2020 and December 31, 2019, employees purchased 15,116 and 15,107 shares at a price of $11.85 and $11.23 per share, respectively. In February 2020, the shareholders of Clearfield approved an increase of 200,000 in the shares authorized for issuance under the ESPP. As a result, as of June 30, 2020, the Company has 219,623 shares of common stock available for future purchases under the ESPP.

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

Our revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
United States	$25,090,614	$20,243,754	$62,765,455	$55,861,025
All other countries	879,431	1,648,490	2,991,090	5,204,734
Total Net Sales	$25,970,045	$21,892,244	$65,756,545	$61,065,759

Clearfield manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company provides Build-to-Print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Broadband service providers	97%	97%	96%	95%
Build-to-print customers	3%	3%	4%	5%
Total Net Sales	100%	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and 3 customers, National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s, multiple system operators (“MSO’s”), which include cable television companies, and international customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both June 30, 2020 and September 30, 2019, the balance in the allowance for doubtful accounts was $289,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2020	September 30, 2019
Raw materials	$11,340,314	$7,115,298
Work-in-progress	1,384,876	540,962
Finished goods	2,156,763	1,356,720
Inventories, net	$14,881,952	$9,012,980

Note 7. Major Customer Concentration

For the three months ended June 30, 2020, Customer A comprised 20% and Customer B comprised 11% of the Company’s net sales. For the nine months ended June 30, 2020, Customers A and B comprised 20% and 11% of the Company’s net sales, respectively. Both of these customers are distributors. For the three months ended June 30, 2019, Customers A and B comprised 19% and 12%, respectively, of the Company’s net sales. Both Customers A and B are distributors. For the nine months ended June 30, 2019, Customers A and B comprised 18% and 10%, respectively, while Customer C comprised 11% of the Company’s net sales. Customer C is a private label original equipment manufacturer. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of June 30, 2020, two customers accounted for 17% and 11% respectively, or 28% in the aggregate, of accounts receivable. Both of these customers are distributors. As of September 30, 2019, two customers accounted for 16%, and 12%, respectively, or 28% in the aggregate of accounts receivable. Both of these customers are distributors.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of goodwill. During the nine months ended June 30, 2020, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2020, the Company has 22 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. (“Calix”) during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2019 did not indicate an impairment of our intangible assets. During the nine months ended June 30, 2020, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three and nine months ended June 30, 2020, the Company recorded income tax expense of $763,000 and $1,076,000 reflecting an effective tax rate of 20.3% and 20.2%, respectively. For the three and nine months ended June 30, 2019, the Company recorded a provision for income taxes of $454,000 and $849,000, respectively, reflecting an effective tax rate of 25.9% and 24.1%, respectively. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, foreign derived intangibles income deduction (FDII) and research and development credits.

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

As of June 30, 2020 and September 30, 2019, the Company had a remaining valuation allowance of approximately $47,000 related to state net operating loss carry forwards the Company does not expect to utilize. Based on the Company’s analysis and review of long-term forecasts and all available evidence, the Company determined that there should be no further change in the valuation allowance for the nine months ended June 30, 2020.

As of June 30, 2020, we do not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2020, we do not have material lease commitments that have not commenced.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and nine months ended June 30, 2020:

Operating lease expense under ASC842, Leases, within:	Three months ended June 30, 2020	Nine months ended June 30, 2020
Cost of goods sold	$247,897	$652,399
Selling, general and administrative	54,345	166,109
Total lease expense	$302,242	$818,508

Future maturities of lease liabilities were as follows as of June 30, 2020:

Operating Leases
2020 (remainder of fiscal year)	$202,586
2021	752,423
2022	772,803
2023	744,963
2024	516,725
Thereafter	217,552
Total lease payments	$3,207,052
Less: Interest	(234,833)
Present value of lease liabilities	$2,972,219

The weighted average term and weighted average discount rate for our leases as of June 30, 2020 were 4.21 years and 3.48%, respectively. For the three and nine months ended June 30, 2020, the operating cash outflows from our leases were $237,726 and $574,381, respectively.

Rent expense for our operating leases as accounted for under ASC 840, Leases, included within cost of goods sold and selling, general and administrative expense was as follows for the three and nine months ended June 30, 2019.

Operating lease expense under ASC840, Leases, within:	Three months ended June 30, 2019	Nine months ended June 30, 2019
Cost of goods sold	$158,932	$491,878
Selling, general and administrative	54,990	162,366
Total lease expense	$213,922	$654,244

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

The following discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2020 and 2019 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2019.

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

The Company has historically focused on the unserved or underserved rural communities that receive voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s manufacturing facilities in Brooklyn Park, Minnesota, and Tijuana, Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to customers, some made through two-tier distribution (channel) partners, sales agents and manufacturing representatives, and sales through original equipment suppliers who private label their products.

Due to the role Clearfield’s solutions play in supporting communications infrastructure, the Company’s operations in Minnesota have been classified as critical sector work under the State of Minnesota’s “stay at home” and “stay safe” executive orders adopted in response to the novel coronavirus (“COVID-19”) pandemic. We have transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements. In accordance with the CDC and WHO guidelines, we also have implemented health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have continued to maintain our manufacturing capacity in Brooklyn Park with these personnel. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities.

The Company is closely monitoring the operations and staffing levels at its manufacturing facilities in Tijuana, Mexico and the status of restrictions at the U.S.-Mexico border. The State of Baja California, where our facilities are located, adopted an order that temporarily suspended the operations of other manufacturers in the region. While our operations in Tijuana have not been affected, we may become subject to local enforcement orders at any time.

Since the start of the pandemic, we have continued to be fully operational in both our US and Mexico manufacturing facilities and have established multiple contingency plans in the event our ability to operate is diminished or eliminated at either location. Even if our manufacturing capacity in Mexico continues, we may experience challenges to timely supply of materials to our Mexico facilities and timely product deliveries from the facilities due to border restrictions or border delays. Depending on the severity of these border issues, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2020 vS. three months ended JUNE 30, 2019

Net sales for the third quarter of fiscal 2020 ended June 30, 2020 were $25,970,000, an increase of approximately 19% or $4,078,000, from net sales of $21,892,000 for the third quarter of fiscal 2019. Net sales to Broadband Service Providers were $25,293,000 in the third quarter of fiscal 2020 versus $21,127,000 in the same period of fiscal 2019. Among this group, the Company recorded $879,000 in international sales for the third quarter of fiscal 2020 versus $1,648,000 in the same period of fiscal 2019. Net sales to Build-to-Print customers decreased $87,000 to $678,000 in the third quarter of fiscal 2020 from $765,000 in the same period of fiscal 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 3% and 8% of total net sales for the third quarter of fiscal 2020 and 2019, respectively.

The increase in net sales for the quarter ended June 30, 2020 of $4,078,000 compared to the quarter ended June 30, 2019 was driven by increased sales to Community Broadband Service Providers, MSO and Tier 1 customers of $3,004,000, $1,218,000 and $637,000, respectively. Offsetting this were decreased sales to International customers of $769,000 due to lower demand for each in the period. The decline in international revenue in the fiscal third quarter 2020 was primarily related to currency conversion issues in the Company’s international markets that have made the Company’s products temporarily cost-prohibitive, causing customers to delay purchasing decisions.

Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to product delivery or changes in customer ordering patterns due to COVID-19. The Company’s ability to recognize revenue in the fourth quarter of 2020 for its backlog of customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations. Beginning March 2020, the Company has experienced increased orders as the Company’s customers remained committed to their builds and other projects to expand communications networks, which are part of the world’s critical infrastructure. However, while national carriers have declared a commitment to capital equipment expenditures despite the COVID pandemic, COVID has impacted the deployments plans for 5G both in the near and mid-term. At this time, the Company does not have visibility into how long these customer ordering trends will continue. We expect that restrictions on our employees’ ability to access our customers may negatively impact sales in future quarters.

Cost of sales for the third quarter of fiscal 2020 was $15,180,000, an increase of $1,700,000, or 13%, from $13,480,000 in the comparable period of fiscal 2019. Gross profit percent was 41.5% of net sales in the fiscal 2020 third quarter, an increase from 38.4% of net sales for the fiscal 2019 third quarter. Gross profit increased $2,378,000, or 28%, to $10,790,000 for the three months ended June 30, 2020 from $8,413,000 in the comparable period in fiscal 2019. The increase in gross profit in the third quarter of fiscal 2020 was due to increased volume while the increase in gross profit percent was primarily due to a favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plant, efficiencies realized from supply chain programs, and lower tariff costs. Gross profit was negatively impacted by tariff costs of approximately $127,000 for the three months ended June 30, 2020 and $318,000 in the comparable period in fiscal 2019. In the third quarter of fiscal 2020, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased $336,000, or 5%, to $7,207,000 in the third quarter fiscal 2020 from $6,871,000 for the fiscal 2019 third quarter. The increase in expense in the third quarter of fiscal 2020 consists primarily of increases of $692,000 in compensation expense due to additional personnel, and $279,000 in product certification testing expenses, offset by lower travel, entertainment and marketing costs of $499,000 and $126,000, respectively, due to COVID-19 restrictions. In the third quarter of fiscal 2020, other than the travel and marketing costs mentioned, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the quarter ended June 30, 2020 was $3,583,000 compared to $1,542,000 for the comparable quarter of fiscal 2019, an increase of approximately 132%. This increase is attributable to increased gross profit, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended June 30, 2020 was $175,000 compared to $213,000 for the comparable quarter for fiscal 2019. The decrease is due to lower interest rates earned on investments in the third quarter of fiscal 2020. We expect interest income to decline due to the prevailing lower interest rates and the potential for further decreases in rates in the current economic environment. The Company invests its excess cash in FDIC-backed bank certificates of deposit, U.S. treasury securities, and money market accounts.

We recorded a provision for income taxes of $763,000 and $454,000 for the three months ended June 30, 2020 and 2019, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $309,000 from the third quarter for fiscal 2019 is primarily due to increased income from operations. The decrease in the income tax expense rate to 20.3% for the third quarter of fiscal 2020 from 25.9% for the third quarter of fiscal 2019 is primarily due to increased research and development tax credits and FDII deduction.

The Company’s net income for the three months ended June 30, 2020 was $2,995,000, or $0.22 per basic and diluted share. The Company’s net income for the three months ended June 30, 2019 was $1,301,000, or $0.10 per basic and diluted share.

NINE months ended JUNE 30, 2020 vS. NINE months ended June 30, 2019

Net sales for the nine months ended June 30, 2020 were $65,757,000, an increase of 8%, or approximately $4,691,000, from net sales of $61,066,000 for the first nine months of fiscal 2019. Net sales to Broadband Service providers were $63,102,000 for the first nine months of fiscal 2020, versus $57,887,000 in the same period of fiscal 2019. Among this group, the Company recorded $2,991,000 in International sales versus $5,205,000 in the same period of fiscal 2019. Net sales to Build-to-Print customers were $2,655,000 in the first nine months of fiscal 2020 versus $3,179,000 in the same period of fiscal 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 5% and 9% of total net sales for the first nine months of fiscal 2020 and 2019, respectively.

The increase in net sales for the nine months ended June 30, 2020 of $4,691,000 compared to the nine months ended June 30, 2019 is primarily attributable to an increase in sales to Tier 1, MSO, and Community Broadband customers of $2,960,000, $2,773,000 and $1,701,000 respectively. This was offset by decreased sales to International customers of $2,213,000, and Build-to-Print of $530,000.

Cost of sales for the nine months ended June 30, 2020 was $39,087,000, an increase of $1,406,000, or 4%, from $37,681,000 in the comparable period of fiscal 2019. Gross profit percent was 40.6% of net sales in the fiscal 2020 first nine months, up from 38.3% for the comparable nine months in fiscal 2019. Gross profit increased $3,285,000, or 14%, to $26,669,000 for the nine months ended June 30, 2020 from $23,385,000 in the comparable period in fiscal 2019. The increase in gross profit in the nine months ended June 30, 2020 was due to increased volume and a higher gross profit percent. The increase in gross profit percent was primarily due to improved manufacturing efficiencies and costs in its manufacturing facilities, and lower tariff costs. Tariff costs were $288,000 in the nine months ended June 30, 2020, compared to $877,000 in the comparable nine month period. In the nine months ended June 30, 2020, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased 8%, or $1,590,000, from $20,375,000 for the first nine months of fiscal 2019 to $21,965,000 for the first nine months of fiscal 2020. The increase in the first nine months of fiscal 2020 consists primarily of increases of $2,524,000 in compensation expense due to additional personnel, and $536,000 in product certification testing expenses, offset by decreases of $924,000 in stock-based compensation expense, and lower travel, entertainment and marketing costs of $590,000 and $178,000, respectively, due to COVID-19 restrictions.

Income from operations for the nine months ended June 30, 2020 was $4,704,000 compared to income from operations of $3,010,000 for the first nine months of fiscal 2019, a increase of $1,694,000, or 56%. This increase is primarily attributable to increased gross profit, offset by increased selling, general and administrative expenses.

Interest income for the nine months ended June 30, 2020 was $616,000 compared to $517,000 for the comparable period for fiscal 2019. The increase is due to increased balances and higher interest rates earned on investments in the first half of fiscal 2020.

We recorded a provision for income taxes of $1,076,000 and $849,000 for the nine months ended June 30, 2020 and 2019, respectively. The increase in tax expense of $227,000 from the nine months ended June 30, 2019 is primarily due to increased pre-tax income offset by a lower effective tax rate for the nine months ended June 30, 2020. The decrease in the effective tax rate to 20.2% for the nine months ended June 30, 2020 from 24.1% for the nine months ended June 30, 2019 is primarily due to increased research and development credits and FDII deduction.

The Company’s net income for the first nine months of fiscal 2020 ended June 30, 2020 was $4,244,000, or $0.31 per basic and diluted share. The Company’s net income for the first nine months of fiscal 2019 ended June 30, 2019 was $2,678,000, or $0.20 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $20,372,000 as of June 30, 2020 compared to $23,606,000 as of September 30, 2019. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Substantially all of our funds are insured by the FDIC or backed by the U.S. Government. Investments considered long-term were $28,072,000 as of June 30, 2020, compared to $23,902,000 as of September 30, 2019. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the third quarter 2020, our cash, cash equivalents and short-term and long-term investments remained consistent at $48.4 million compared to the prior quarter end. We had no long-term debt obligations as of June 30, 2020 or September 30, 2019.

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

Due to the economic crisis resulting from the COVID-19 pandemic, our future cash flow from operating and investing activities may be negatively impacted. Our uses of cash may also be materially impacted by increased operating expense associated with mitigating supply chain, logistics, and customer fulfillment risks caused by COVID-19.

Operating Activities

Net cash provided by operating activities totaled $2,440,000 for the nine months ended June 30, 2020. This was primarily due to net income of $4,244,000, non-cash expenses for depreciation and amortization of $1,825,000, and stock-based compensation of $542,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include an increase in inventory of $5,869,000, offset by increases in accounts payable, accrued expenses and deferred rent of $1,554,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased backlog and higher demand, and additional safety stock across the Company’s multiple locations due to the uncertainty of COVID-19 on the Company’s supply chain and manufacturing locations. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased one day to 32 days from September 30, 2019 to June 30, 2020.

Net cash provided by operating activities totaled $8,909,000 for the nine months ended June 30, 2019. This was primarily due to net income of $2,678,000, non-cash expenses for depreciation and amortization of $1,613,000, and stock-based compensation of $1,536,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities providing cash include decreases in accounts receivable and inventories of $3,308,000 and $626,000, respectively. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, decreased from 52 days at September 30, 2018 to 39 days at June 30, 2019. The decrease in inventory is a result of stocking levels being maintained by suppliers, which reduced the Company’s inventory.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC and U.S. Government on these investments. During the nine months ended June 30, 2020, we used cash to purchase $31,838,000 of both FDIC-backed and treasury securities and received $30,163,000 on CDs and treasuries that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,493,000 of cash during the nine months ended June 30, 2020.

During the nine months ended June 30, 2019, we used cash to purchase $17,444,000 of both FDIC-backed and treasury securities and received $7,235,000 on CDs that matured. Purchases of patents and capital equipment, mainly related to information technology and manufacturing equipment, consumed $1,100,000 of cash in the nine months ended June 30, 2019.

Financing Activities

For the nine months ended June 30, 2020, we received $349,000 from employees’ participation and purchase of stock through our ESPP and used $6,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We used $429,000 to repurchase 41,796 shares of our common stock under the share repurchase program in the nine months ended June 30, 2020. As of June 30, 2020, we had the authority to purchase approximately $4,981,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19 and the Company’s desire to maintain capital flexibility.

For the nine months ended June 30, 2019, we received $314,000 from employees’ participation and purchase of stock through our ESPP and used $432,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase our common stock under the repurchase program in the nine months ended June 30, 2019. As of June 30, 2019, approximately $5,400,000 in additional shares were available for purchase under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock-based compensation, and valuation of inventory, long-lived assets, finite lived intangible assets and goodwill.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2020.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as updated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

July 30, 2020	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2020	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)