Form 10-K
period 2020-09-30
Clearfield, Inc.
filed 2020-11-12
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2020.

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Smaller Reporting Company ☒   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ YES    ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $130,912,520.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of November 6, 2020

Common stock, par value $.01	13,649,962

Documents Incorporated by Reference:

Portions of our proxy statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Background

Clearfield, Inc. (referred to herein as “Clearfield,” “we,” “us,” “our,” and the “Company”) designs, manufactures and distributes fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space across North America. Our “fiber to anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (Traditional Carriers), wireless operators, MSO/cable TV companies, and competitive local exchange carriers (Alternative Carriers), while also catering to the broadband needs of the utility/municipality, enterprise, and data center markets.

We were incorporated under the laws of Minnesota and founded in 1979. Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.seeclearfield.com. The information available on our website is not part of this Report. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission are also available at www.sec.gov.

Description of Business

Clearfield is focused on providing fiber management, fiber protection, and fiber delivery products that accelerate the turn-up of Gigabit speed bandwidth to residential homes, businesses, and network infrastructure in the wireline and wireless access network. We offer a broad portfolio of fiber products that allow service providers to build fiber networks faster, meet service delivery demands, and align build costs with take rates.

Our products allow our customers to connect twice as many homes in their Fiber to the Home (FTTH) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (MDUs) and Multiple Tenant Units (MTUs) by reducing the amount of labor and materials needed to provide Gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G small cell, Cloud Radio Access Network (C-RAN), and distributed antenna system (DAS) deployments through better fiber management, test access, and fiber protection.

Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.

On February 20, 2018, the Company completed the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) upon the terms and conditions contained in an Asset Purchase Agreement dated February 20, 2018. The introduction of the Clearfield active cabinet line expanded the Company’s product portfolio by adding powered cabinets, which provides customers a single point of contact for cabinet solutions—both passive and powered. The acquisition enables Clearfield to expand its Fiber-to-Anywhere expertise to include active powered electronic cabinet platforms while leveraging its supply chain. The acquisition also enables Clearfield to capitalize on and expand its reach to a broader customer base, including service providers in the Tier 1 and Tier 2 markets.

Products

Product development for Clearfield’s product line program has mainly been conducted internally. We believe that the communication industry environment is constantly evolving, and our success depends on our ability to anticipate and respond to these changes. Our focus is to analyze the environment and technology and work to develop products that simplify our customers’ business by developing innovative high-quality products utilizing modular design wherever possible. Research and development are reflected in Selling, General, & Administrative expenses.

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

The Outdoor Cabinet (“ODC”) and Fiber Active Cabinet (“FAC”) product lines feature either fully integrated, fully engineered cabinets equipped with specific active electronics configurations or universal cabinets ready for mounting other electronic equipment. Both product lines feature Clearfield’s fiber management solutions housing the Clearview Cassette. The FieldSmart® FAC product line of outdoor active cabinets feature multiple sizes for universal configurations of electronic equipment.

StreetSmart is a portfolio of fiber management product engineered from street-proven experience. The StreetSmart portfolio enables easy access to fibers while maintaining fiber management and fiber routing design principles.

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

The Company’s YOURx® Platform uses a modular, building block approach with tool-less system design focusing on the fiber drop to the customer. The YOURx platform consists of hardened terminals, test access points, and multiple drop cable options designed for the most challenging portion of the access network across all fiber drop cable media.

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

Markets and Customers

Clearfield’s products are sold across broadband service providers, which we categorize as National Carrier (wireless/wireless national telco carriers (Tier 1)), Community Broadband (Tier 2 and 3 telco carriers, utilities, municipalities, and alternative carriers), Multiple Service Operators (cable television), International (primarily Central/Latin America and Canada), and Legacy Build-to-Print copper and fiber assemblies (primarily contract manufacturing). The Company’s products are sold direct to customers through the Company’s sales force as well as through authorized Distributors. In addition, the Company uses manufacturing sales representatives and sales agents for customer and geography specific needs.

FTTP

Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user. The Company’s sales and marketing efforts have principally been focused on the U.S., with investments in Canada and Central/Latin America.

FTTB

Fiber to the Business is principally for Multiple Service Operators (cable television) and wireless/wireless national telco carriers (Tier 1) to penetrate the business marketplace.

FTT-Cell site

Fiber to the Cell site is the trend in which wireless service providers enhance their coverage for bandwidth. Currently, the majority of these cell sites are served by fiber.

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

Competition

Competitors to the FieldSmart product lines include, but are not limited to, products offered by Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, and CommScope, Inc. Competitors to the CraftSmart product line include products offered by Emerson Network Power, a subsidiary of Vertiv Co., and Charles Industries, Ltd., a subsidiary of Amphenol. Competitors to FieldShield include products offered by PPC Broadband, Inc. Nearly all of these firms are substantially larger than Clearfield and as a result may be able to procure necessary components and labor at much lower prices. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at a competitive disadvantage with customers who principally seek large volume commodity products.

Sources of Materials and Contract Manufacturing Services

Numerous purchased materials, components, and labor are used in the manufacturing of the Company’s products. Most of these are readily available from multiple suppliers. However, some components and third party contract manufacturing services are purchased from a single or a limited number of suppliers. The loss of access to some components and third party contract manufacturing services could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Major Customers and Financial Information about Geographic Areas

For the fiscal years ended September 30, 2020 and 2019, the Company had two customers that comprised 30% and 29% of net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2020, two customers accounted for 25% of accounts receivable. Both of these customers were distributors. As of September 30, 2019, two customers accounted for 28% of accounts receivable. Both of these customers were distributors.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in countries in the Caribbean, Canada, Central and South America.

Patents and Trademarks

As of September 30, 2020, we had 22 patents granted and multiple patent applications pending both inside and outside the United States. We have also developed and are using several trademarks and logos to market and promote our products, including Clearview®, FieldSmart®, FieldShield®, CraftSmart®, and YOURx®.

Backlog

Backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. Backlog orders are generally shipped within three months. The Company had a backlog of $10,663,000, and $4,210,000 as of September 30, 2020 and 2019, respectively.

Seasonality

We are affected by the seasonal trends in the industries we serve. We typically experience sequentially lower sales in our first and second fiscal year quarters, primarily due to customer budget cycles, deployment schedules of outdoor products, some customer geographical concentrations as well as standard vacation and holiday calendars. Sales usually reach a seasonal peak in our third and fourth fiscal quarters.

Human Capital Resources

As of September 30, 2020, the Company had approximately 230 U.S. based full-time employees, which include approximately 130 office personnel and approximately 100 manufacturing personnel. The substantial majority of these employees work out of our Brooklyn Park, Minnesota headquarters. None of our employees are covered by any collective bargaining agreement. The Company’s office personnel are comprised of sales, marketing, engineering, and administrative personnel. The manufacturing personnel include both individuals directly involved in the manufacturing of our products, as well as warehouse and operations supervisory personnel. Certain positions within our organization require industry specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions and the Company has training programs that allow manufacturing and other technical employees to develop the necessary skillset for their roles. Our manufacturing personnel currently work in two shifts as needed at our Brooklyn Park facility. We also employ seasonal, part-time employees and independent contractors. The Company contracts for approximately 230 personnel in its Mexico facilities through a Maquiladora agreement and these manufacturing personnel are also currently working in two shifts as needed. All manufacturing employees and the Company’s production operations are monitored with metrics and goals based on quality, productivity, and ability to meet shipping promise dates. As a measure of quality, we focus on First Pass Yield (“FPY”), which is calculated as the percentage of product that meets all performance criteria upon first completion from our manufacturing floor and requires no rework. The Company target for FPY ranges from 92-99%, depending on key manufacturing steps and the product line being produced. We also measure our On-Time Delivery (“OTD”) which is determined by the Company’s ability to ship product on the date necessary, accounting for standard shipping times, in order to meet the agreed upon delivery date with our customers. The Company’s OTD target is a minimum of 95%. This metric is important as the Company has taken a strategic approach to be able to offer low industry lead times for our customers.

Developments Regarding, and Actions Taken in Response to, COVID-19

Under U.S. federal and state guidance in response to the COVID-19 pandemic, Clearfield’s operations are classified as part of a CISA critical infrastructure sector and similar categorization in Minnesota. In March 2020, we transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements and they currently continue remote work. In accordance with the CDC and WHO guidelines, we implemented and have continued health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have maintained our manufacturing capacity in Brooklyn Park with these personnel at near historic levels. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities. Throughout the COVID-19 pandemic, the Company has closely monitoring the operations and staffing levels at its Brooklyn Park facility and its two manufacturing facilities in Tijuana, Mexico, the second of which was added in February 2020.

Due to the threats to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our order backlog going forward. However, in the event of serious border restrictions or border delays or serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs.

Although COVID-19’s impact began to deepen in March 2020 here in the United States, we did not experience any material customer ordering delays or negative changes in ordering patterns. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and, among other things, provided specific funding for broadband connections, distance learning, telehealth, and telework. The CARES Act requires all construction funded under that program to be complete by December 31, 2020. Due to the significant increase in demand for broadband experienced by our customers and target customers, the CARES Act provisions and other government programs helping fund deployments, some Clearfield customers accelerated their purchasing decisions and deployments in response to COVID-19. This was particularly true among our core community broadband customers. On the other hand, COVID has impacted the deployments plans for certain 5G deployments both in the near and mid-term for our Tier 1 national carrier customers. In the second half of our fiscal year, we saw a temporary pause in new deployments by the carriers because of these restrictions. However, deployment of optical components, specifically related to optimizing existing fiber assets to meet exploding bandwidth requirements, increased. We expect these trends to continue into our fiscal 2021.

The Company's actual results could differ materially from those anticipated in the forward-looking statements included in this discussion of the impact of COVID-19 as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in Part I, Item 1A. Risk Factors of this Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Operations

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, financial condition and operating results.

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have manufacturing operations in the U.S. and Mexico that have been affected by the outbreak and we have taken measures to try to contain it. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While both of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers and suppliers. The constraints and limits imposed on our operations may slow or diminish our product development activities and qualification activities with our customers. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at industry events and conferences. Many of our customers, suppliers, and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, particularly our sales employees whose in-person access to our customers and customer prospects has been significantly limited. While we have experienced only limited absenteeism from those employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our ability to continue operations may be significantly negatively impacted, and we may be required to temporarily suspend our operations in the U.S. or in Mexico or in both locations. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, government funding programs such as the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, provides grant money for customers that deploy products by certain calendar dates. The Company has increased its inventory to respond to increased demand related to this program. If the program ends or is not extended, we could see a decrease in orders which may result in decreasing customer purchasing patterns. If the programs are extended by governments, we may not be able to predict increases and decreased in customer purchasing patterns.

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

The failure of our third-party manufacturers to manufacture the products for us or the failure of our suppliers of components and raw materials to supply us these items consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, lost sales, increases in costs and lower gross profit margins.

An increasing amount of products manufactured by the Company are produced outside the United States, including in our Mexico facilities. The Company’s manufacturing facilities in Mexico are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Failure to comply with these regulations or other disruptions within the program could adversely affect the Company’s financial position, results of operations, and cash flows.

Due to COVID-19, the Company has increased its safety stock of inventory at multiple facilities in order to be able to manufacture it products to increased levels in the case there is a shut down or short term disruptions at any of its production facilities. As a result, the Company has increased inventory of high run rate components to meet increased orders for fiber optic products. Should ordering patterns decline in the short term for any reason, the Company may have excess inventory.

A significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us.

Our customer base includes direct customers, original equipment manufacturers (OEMs) and distributors. For fiscal years 2020 and 2019, the Company had two customers that comprised 30% and 29% of net sales, respectively. Both of these customers are distributors.

These customers, like our other customers, purchase our products from time to time through purchase orders. We do not have any agreements that obligate our customers to purchase products in the future from us. Our agreements with our distributor customers do not prohibit them from purchasing or offering products or services that compete with ours.

We believe that the loss of our major distributor customers would likely result in purchases being re-directed through other sales channels, for example our other distributors, independent sales representatives, or through direct sales by the Company to customers. However, there can be no assurance that the loss of a distributor customer would not have an adverse effect on our sales or gross margins in this event.

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

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

●	lack of or delayed market acceptance of our products;
●	delayed product shipments;
●	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;
●	damage to our reputation and our customer relationships;
●	delayed recognition of sales or reduced sales;
●	increased product warranty claims; and
●	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

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

Our business is dependent on interdependent management information systems.

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

Risks Relating to Our Markets and Industry

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

Changes in government funding programs may cause our customers and prospective customers to delay, reduce, or accelerate purchases, leading to unpredictable and irregular purchase cycles.

The telecommunications and cable television industries are subject to significant and changing U.S. federal and state regulation, some of which subsidizes or encourages spending on initiatives that utilize our products.

For example, programs like the Connect America Fund (CAF), which provides a capital expenditure subsidy for the build-out of the country’s broadband network, and the Rural Digital Opportunity Fund (RDOF), which will provide a capital expenditure subsidy for the support high-speed broadband networks in rural America, may subsidize or encourage spending by our customers or prospective customers on capital spending projects that utilize our products. Customers may seek to time or otherwise adjust their technology or network expansion projects to the availability of subsidies under these or other programs, which will affect the timing and size of orders for our products. In addition, other universal service and inter-carrier compensation reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas.  Further, changes in government programs in our industry or uncertainty regarding future changes could adversely impact our customers’ or prospective customers’ decisions regarding timing and amounts of capital spending, which could decrease demand for our products, delay orders or result in pricing pressure from these customers. In addition, government funding programs such as the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, provides grants to our customers and prospective customers for deploying improved broadband connections to unserved and underserved areas of the United States provided they are deployed by specific calendar deadlines, which may cause customers and prospective customers to accelerate their purchases for their long term network deployment plans into a shorter timeframe.

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

We cannot assure you that we will be able to compete successfully against our current or future competitors. Competition from manufacturers of telecommunications equipment such as ours may result in price reductions, lower gross profit margins, increased discounts to customers, and loss of market share could require increased spending by us on research and development, sales and marketing, and customer support.

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

Our future success as a provider of fiber management, fiber protection and fiber delivery products depends on the continued growth of demand for fiber broadband and, in particular, the continued expansion in the United States and in our other markets of information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. If this demand does not increase, the need for enhanced high-speed bandwidth using fiber connections may not increase. Currently, demand for high-speed broadband capabilities and access is increasing but future growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, including the impact of the current global recession due to COVID-19, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The telecommunications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to occur and cause the demand for fiber broadband capabilities or access to slow, stop or reverse, our business, financial condition and operating results would be negatively affected.

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

Risks Relating to Our Common Stock

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year. Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts. Demand for our products will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results. Other factors that may affect our quarterly operating results include:

•	the volume and timing of orders from and shipments to our customers, particularly significant customers;
•	mergers and acquisitions activity among our customers;
•	work stoppages and other developments affecting the operations of our customers;
•	the timing of and our ability to obtain required certifications or qualifications to sell products, the timing of and our ability to obtain new customer contracts, and the timing of revenue recognition;
•	the timing of new product and service announcements;
•	the availability of products and services;
•	market acceptance of new and enhanced versions of our products and services, including the impact of government regulations on customers purchasing decisions;
•	variations in the mix of products and services we sell;
•	the utilization of our production capacity and employees, including foreign operations;
•	the availability and cost of key components of our products, including the impact of new or increased tariffs; and
•	accounting treatment related to stock-based compensation.

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

●

the provisions of our bylaws setting forth the advance notice and information requirements for shareholder proposals, including nominees for directors, to be considered properly brought before shareholders;

●	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;
●	the provisions of Minnesota law relating to business combinations and control share acquisitions; and
●

the provisions of our equity compensation plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with certain of our executive officers requiring payments if their employment is terminated and there is a “change in control.”

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

We currently lease a 46,000 square foot manufacturing facility in Tijuana, Mexico. From the expiration of our indirect lease on July 31, 2020 until the signing of our new indirect lease for this facility, the lease was month-to-month. Refer to Note 7- Subsequent Events for further detail on the new indirect lease entered into subsequent to the fiscal year end.

On February 12, 2020, we entered into an indirect lease arrangement for an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is approximately 42 months and commenced on February 12, 2020. The lease contains written options to renew for two additional consecutive periods of three years each.

Both of these Mexico facilities operate under a Maquiladora arrangement. Maquiladora status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed with the Ministry of the Economy of Mexico periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.

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

Our common stock is traded on The NASDAQ Global Market system of The NASDAQ Stock Market LLC under the symbol “CLFD.”

Number of Holders of Common Stock

There were 282 holders of record of our common stock as of September 30, 2020.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2020 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2010 Employee Stock Purchase Plan	-	$-	219,623
2007 Stock Compensation Plan	337,100	12.48	769,545
Total	337,100	$12.48	989,168

There are no equity compensation plans not approved by the Company’s shareholders and all outstanding equity awards have been granted pursuant to shareholder-approved plans. In addition to options, the 2007 Stock Compensation Plan permits restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 9,585 shares of our common stock during the fourth quarter of fiscal year 2020 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees.

Additionally, in November 2014, the Company’s Board of Directors authorized an $8,000,000 common stock repurchase program, which was increased by $4,000,000 on April 25, 2017 to a total authorization of $12,000,000. As of September 30, 2020, we have repurchased an aggregate of 565,590 shares for approximately $7,019,000, leaving approximately $4,981,000 available within our $12,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19 and the Company’s desire to ensure financial stability.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2020 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	s	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2020	-	$-	-		$4,980,671
August 1-31, 2020	-	-	-		4,980,671
September 1-30, 2020	-	-	-		4,980,671
Total	-	$-	-		$4,980,671

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

ITEM 6.	SELECTED FINANCIAL INFORMATION

Not required for Smaller Reporting Companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business: Clearfield, Inc. designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States, which include Community Broadband, National Carriers, and MSO’s, while also serving the broadband needs of the International markets, primarily countries in the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services to its Legacy customers for Build-to-Print services which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products. The Company’s products are sold by its sales employees and independent sales representatives.

Critical Accounting Policies: In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income or loss from operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

●     Revenue recognition

●     Accounting for stock-based compensation

●     Income taxes

●     Valuation of inventory, long-lived assets, finite lived intangible assets and goodwill

Revenue Recognition Our revenue is comprised of the sale of our products to customers and is recognized when the Company satisfies its performance obligations under the contract. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. The majority of our contracts have a single performance obligation and are short term in nature. We recognize revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of sales. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenue) basis.

Stock-Based Compensation We measure and recognize compensation expense for all stock-based awards at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. For restricted stock grants, fair value is determined as the average price of the Company’s stock on the date of grant. Equity-based compensation expense is broken out between cost of sales and selling, general and administrative expenses based on the classification of the employee. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

As of September 30, 2020 and 2019, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $769,000 and $1,905,000 of state NOLs, respectively. The state NOL carry forward amounts expire in fiscal years 2020 through 2022 if not utilized. In fiscal year 2009, the Company completed an Internal Revenue Code Section 382 analysis of the loss carry-forwards and determined that all of the Company’s loss carry-forwards were utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

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

As of September 30, 2020 and 2019, the Company had a remaining valuation allowance of approximately $0 and $47,000, respectively, related to state net operating loss carry forwards. During the fourth quarter of 2020, the Company reversed the remaining $47,000 valuation allowance. This consisted of decreasing the valuation allowance based on the Company’s projections that it will be able to fully utilize its remaining state net operating losses. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

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

Impairment of Long-Lived Assets, Intangible Assets and Goodwill The Company’s long-lived assets as of September 30, 2020 consisted primarily of property, plant and equipment, right of use lease assets, patents, intangibles, and goodwill. The Company reviews the carrying amount of its property, plant and equipment, right of use lease assets, and intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

Determining fair values of property, plant and equipment, right of use lease assets, and intangible assets using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches or acquisitions, and estimated future growth of the FTTP market.

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2020 and 2019 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the year ended September 30, 2020, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of long-lived assets, intangible assets or goodwill has occurred during the years ended September 30, 2020 and 2019, respectively.

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

Results of Operations

Year ended September 30, 2020 compared to year ended September 30, 2019

Net sales for fiscal year 2020 increased 9.5%, or $8,040,000, to $93,075,000 from net sales of $85,034,000 in 2019. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 4% and 8% of net sales for the years ended September 30, 2020 and 2019, respectively.

Sales in fiscal year 2020 to commercial data networks and broadband service providers were 96% of net sales, or $89,571,000, compared to $80,366,000, or 95%, of net sales in fiscal 2019. Among this group, the Company recorded $4,054,000 in international sales in fiscal year 2020 versus $6,481,000 in fiscal year 2019. Sales associated to Legacy customers for build-to-print manufacturing for original equipment manufacturers in 2020 were 4% of net sales, or $3,503,000, compared to $4,668,000, or 5%, of net sales in fiscal year 2019.

The increase in net sales for fiscal year 2020 of $8,040,000 as compared to fiscal year 2019 is primarily attributable to an increase in sales to Tier 1, MSO, and Community Broadband customers of $2,189,000, $3,998,000 and $5,418,000 respectively. The increase to Community Broadband and MSO’s was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high speed broadband required in the work from anywhere environment. Net sales to national carriers also increased from $11,900,000 in fiscal year 2019 to $14,100,000 in fiscal year 2020, due to increased demand due to COVID-19 customer purchasing decisions and growth in sales of the Company’s product portfolio to its existing customers. This overall increase was offset by decreased sales to international customers of $2,427,000 and $1,137,000 to Legacy customers due to lower demand for fiscal year 2020 as compared to fiscal 2019.

Revenue from all customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to COVID-19. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for fiscal year 2020 was $55,160,000, an increase of $2,815,000, or 5.4%, from the $52,345,000 in fiscal year 2019. Gross profit increased 2.3%, or $5,225,000, from $32,689,000 for fiscal year 2019 to $37,914,000 for fiscal year 2020. Gross profit percent was 40.7% in fiscal year 2020, as compared to 38.4% for fiscal year 2019. The year-over-year increase in gross profit was primarily due to increased sales volume. The increase in gross profit percent was due to increased volume and a higher gross profit percent. The increase in gross profit percent was primarily due to improved manufacturing efficiencies and costs in its manufacturing facilities, and lower tariff costs. Tariff costs were $327,000 in fiscal year 2020, compared to $1,089,000 in fiscal year 2019. The reduction in tariff costs is due to utilizing the Company’s manufacturing facilities and supply chain sourcing to more cost-effectively manage outsourced materials, as well as lower tariff costs assessed in 2020. In fiscal year 2020, the Company did not experience any material cost impacts in its cost of sales due to COVID-19.

Selling, general and administrative expense for fiscal year 2020 was $29,530,000, an increase of $2,029,000, or 7.4%, compared to $27,501,000 for fiscal year 2019. This increase is primarily composed of an increase of $3,972,000 in compensation costs due to additional personnel and higher performance-based compensation accruals as well as sales commissions and agent fees to external sales representatives due to higher sales volumes. In addition, expenses related to product certification testing expenses increased by $343,000. These were partially offset by lower travel, entertainment and marketing costs in fiscal year 2020 of $1,401,000 due to COVID-19 restrictions, and a decrease of $887,000 in stock-based compensation expense resulting from prior issuances of equity awards becoming fully vested in fiscal year 2019.

Income from operations for fiscal year 2020 was $8,384,000 compared to $5,188,000 for fiscal year 2019. This increase is attributable to increased sales and gross profit, partially offset by increased selling, general and administrative expenses as described above.

Interest income in fiscal year 2020 was $771,000 compared to $738,000 for fiscal year 2019. This is due to interest earned on increased investment balances in fiscal 2020. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit, treasury securities, and money market accounts. The Company expects to earn less in interest income in fiscal year 2021 due to declining interest rates.

Income tax expense for fiscal year 2020 was $1,862,000 compared to $1,360,000 for fiscal year 2019. The increase in tax expense of $502,000 from the year ended September 30, 2019 is primarily due to the increase in taxable income for fiscal year 2020. The decrease in the income tax expense rate to 20.3% for fiscal year 2020 from 22.9% for fiscal year 2019 is primarily due to increased research and development credits and the reversal of the valuation allowance against state NOLs in fiscal year 2020. Our provision for income taxes include current federal tax expense, state income tax expense, and deferred tax expense.

Net income for fiscal year 2020 was $7,293,000 or $0.53 per basic and diluted share, compared to $4,566,000 or $0.34 per basic and diluted share for the fiscal year 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had combined balances of cash, cash equivalents, short term and long-term investments of $52,175,000 as compared to $47,508,000 as of September 30, 2019. As of September 30, 2020, our principal source of liquidity was our cash and cash equivalents and short-term investments. Those sources total $27,032,000 as of September 30, 2020, compared to $23,606,000, as of September 30, 2019. Investments considered long-term were $25,143,000 as of September 30, 2020, compared to $23,902,000 as of September 30, 2019. Our excess cash is invested mainly in certificates of deposit, and money market accounts. Substantially all of our funds are insured by the FDIC. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. We had no long-term debt obligations as of September 30, 2020 or 2019, respectively.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our Board of Directors. The share repurchase program was originally adopted on November 13, 2014 with $8,000,000 authorized for common stock repurchases. On April 25, 2017, our Board of Directors increased the authorization to $12,000,000 of common stock. In April 2020, to further ensure our financial stability in response to COVID-19, the Company suspended its share repurchase program.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2020 totaled $6,656,000. Cash provided by operations included net income of $7,293,000 for the fiscal year ended September 30, 2020, non-cash expenses for depreciation and amortization of $2,422,000, stock-based compensation of $774,000, slightly offset by a non-cash amortization of discounts on investments of $64,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include an increase in net inventories of $5,396,000 and accounts receivables of $1,378,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased backlog and higher demand, and additional safety stock across the Company’s multiple locations due to the uncertainty of COVID-19 on the Company’s supply chain and manufacturing locations. The increase in accounts receivable was due to higher net sales offset by improved days sales outstanding in the current year. Days sales outstanding, which measures how quickly receivables are collected, decreased 9 days from 47 to 38 from September 30, 2019 to September 30, 2020. Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $3,152,000.

Net cash generated from operations for the fiscal year ended September 30, 2019 totaled $14,733,000. Cash provided by operations included net income of $4,566,000 for the fiscal year ended September 30, 2019, non-cash expenses for depreciation and amortization of $2,178,000, stock-based compensation of $1,729,000, and a change in allowance for doubtful accounts of $210,000, slightly offset by a non-cash amortization of discounts on investments of $72,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease to inventories of $1,037,000 and accounts receivables of $3,493,000. The decrease in accounts receivable was due to timing of customer payments. Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $1,605,000.

Investing Activities

For the fiscal year ended September 30, 2020, we used $1,806,000 in cash for the purchase of capital equipment and patents. These purchases were mainly related to manufacturing equipment, including the expansion to a second manufacturing facility in Mexico, as well as information technology equipment. During fiscal year 2020, we purchased $34,057,000 of FDIC-backed certificates of deposit and had $35,822,000 of FDIC-backed certificates of deposit and U.S. Treasuries mature or be called. The result is cash used in investing activities of $41,000 in fiscal year 2020 as compared to $12,962,000 in fiscal year 2019. The decrease in cash used in investing activities was driven by reduced purchases of long term investments due to the current low interest rate environment. In fiscal year 2021, the Company intends to continue investing in the necessary computer hardware and software required to optimize its business, facility needs, and appropriate manufacturing equipment to continue to maintain a competitive position in manufacturing capability.

For the fiscal year ended September 30, 2019, we used $2,512,000 in cash for the purchase of capital equipment and patents. These purchases were mainly related to manufacturing equipment, including the expansion of capacity in our Mexico facility, as well as information technology equipment. During fiscal year 2019, we purchased $20,311,000 of FDIC-backed certificates of deposit and U.S. Treasuries and sold $9,861,000 of FDIC-backed certificates of deposit. The result is cash used in investing activities of $12,962,000 in fiscal year 2019.

Financing Activities

For the fiscal year ended September 30, 2020, the Company used $429,000 of cash to repurchase its own common stock. For the fiscal year ended September 30, 2020, the Company received $349,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company used $176,000 to pay for taxes related to employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2020 was $247,000.

For the fiscal year ended September 30, 2019, the Company did not use any cash to repurchase its common stock. For the fiscal year ended September 30, 2019, the Company received $314,000 from employees’ purchase of stock through our ESPP. The Company used $553,000 to pay for taxes as a result of employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2019 was $236,670.

Recent Accounting Pronouncements:

Effective October 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, using the effective date method under the modified retrospective approach. The amended guidance requires lessees, at the commencement date, to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and to record a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements. The Company elected the package of practical expedients permitted under the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient to not recognize a lease liability and ROU asset for short-term leases less than 12 months. We chose the option to apply the new standard at the adoption date, and therefore we are not required to restate the financial statements for prior periods, nor are we required to provide the disclosures required by the new standard for prior periods. Upon adoption, we recognized an approximate $2.4 million ROU asset, and an approximate $2.6 million lease liability. Our adoption of the new standard did not impact our cash flows or have a material impact on our results of operations. We have expanded our financial statement disclosures to comply with the requirements of the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill, which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2017-04 on our financial statements and does not believe the adoption of this ASU will have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2023, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure is not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Clearfield, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Clearfield, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2020 and 2019, the related statements of earnings, shareholders’ equity and cash flows for the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 6 to the financial statements, the Company has changed its method of accounting for operating leases as of October 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

November 12, 2020

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	September 30, 2019
Assets
Current Assets
Cash and cash equivalents	$16,449,636	$10,081,721
Short-term investments	10,582,527	13,524,270
Accounts receivables, net	10,496,672	9,118,639
Inventories, net	14,408,538	9,012,980
Other current assets	585,436	769,161
Total current assets	52,522,809	42,506,771

Property, plant and equipment, net	5,109,988	5,413,241

Other Assets
Long-term investments	25,143,000	23,902,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,829,047	5,147,135
Right of use lease assets	2,539,100	-
Deferred tax asset	178,118	-
Other	266,857	210,905
Total other assets	37,664,633	33,968,551
Total Assets	$95,297,430	$81,888,563

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$665,584	$-
Accounts payable	3,689,587	3,173,599
Accrued compensation	4,856,885	3,224,860
Accrued expenses	1,202,753	208,603
Total current liabilities	10,414,809	6,607,062

Other Liabilities
Long-term portion of lease liability	2,129,343	-
Deferred tax liability	-	101,690
Deferred rent	-	246,424
Total other liabilities	2,129,343	348,114
Total liabilities	12,544,152	6,955,176

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,649,962 and 13,641,805 shares issued and outstanding as of September 30, 2020 and September 30, 2019	136,500	136,418
Additional paid-in capital	57,502,905	56,976,162
Retained earnings	25,113,873	17,820,807
Total shareholders’ equity	82,753,278	74,933,387
Total Liabilities and Shareholders’ Equity	$95,297,430	$81,888,563

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

STATEMENTS OF EARNINGS

	Year Ended	Year Ended
	September 30,	September 30,
	2020	2019

Net sales	$93,074,514	$85,034,182

Cost of sales	55,160,316	52,345,059

Gross profit	37,914,198	32,689,123

Operating expenses
Selling, general and administrative	29,530,198	27,500,989
Income from operations	8,384,000	5,188,134

Interest income	770,950	738,459

Income before income taxes	9,154,950	5,926,593

Income tax expense	1,861,884	1,360,437
Net income	$7,293,066	$4,566,156

Net income per share Basic	$0.53	$0.34
Net income per share Diluted	$0.53	$0.34

Weighted average shares outstanding:
Basic	13,643,355	13,442,871
Diluted	13,643,355	13,451,214

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2018	13,646,553	$136,466	$55,483,759	$13,254,651	$68,874,876
Stock-based compensation expense	-	-	1,729,025	-	1,729,025
Restricted stock issuance, net	(7,490)	(75)	75	-	-
Issuance of common stock under employee stock purchase plan	37,235	372	313,519	-	313,891
Exercise of stock options, net of shares exchanged for payment	6,440	64	2,540	-	2,604
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(40,933)	(409)	(552,756)	-	(553,165)
Net income	-	-	-	4,566,156	4,566,156
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Stock-based compensation expense	-	-	773,555	-	773,555
Repurchase of common stock	(41,796)	(418)	(428,236)	-	(428,654)
Restricted stock issuance, net	8,580	86	(86)	-	-
Issuance of common stock under employee stock purchase plan	30,223	302	348,474	-	348,776
Exercise of stock options, net of shares exchanged for payment	21,188	212	9,352	-	9,564
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(10,038)	(100)	(176,316)	-	(176,416)
Net income	-	-	-	7,293,066	7,293,066
Balance as of September 30, 2020	13,649,962	$136,500	$57,502,905	$25,113,873	$82,753,278

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS
	September 30,	September 30,
	2020	2019
Cash flows from operating activities
Net income	$7,293,066	$4,566,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,421,754	2,178,409
Change in allowance for doubtful accounts	-	210,000
Amortization of discount on investments	(64,327)	(71,652)
Deferred taxes	(279,808)	(3,245)
Loss on disposal of assets	5,785	-
Stock-based compensation	773,555	1,729,025
Changes in operating assets and liabilities:
Accounts receivable	(1,378,033)	3,492,619
Inventories, net	(5,395,558)	1,037,155
Other assets	127,773	(10,469)
Accounts payable, accrued expenses and deferred rent	3,151,566	1,604,655
Net cash provided by operating activities	6,655,773	14,732,653

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,806,198)	(2,511,646)
Purchases of investments	(34,056,930)	(20,311,393)
Proceeds from maturities of investments	35,822,000	9,861,000
Net cash used in investing activities	(41,128)	(12,962,039)

Cash flows from financing activities
Repurchases of common stock	(428,654)	-
Proceeds from issuance of common stock under employee stock purchase plan	348,776	313,891
Proceeds from issuance of common stock upon exercise of stock options	9,564	2,604
Tax withholding related to vesting of restricted stock grants	(176,416)	(553,165)
Net cash used in financing activities	(246,730)	(236,670)
Increase in cash and cash equivalents	6,367,915	1,533,944
Cash and cash equivalents, beginning of year	10,081,721	8,547,777
Cash and cash equivalents, end of year	$16,449,636	$10,081,721

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$1,442,079	$1,683,113

Non-cash financing activities
Cashless exercise of stock options	$97,811	$17,390

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Clearfield, Inc. (the “Company”) is a manufacturer of a broad range of standard and custom passive connectivity products to customers throughout the United States and internationally. These products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (“FTTP”), large enterprise, and original equipment manufacturer (“OEM”) markets.

Revenue Recognition: Our revenue is comprised of the sale of our products to customers and is recognized when the Company satisfies its performance obligations under the contract. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. The majority of our contracts have a single performance obligation and are short term in nature. We recognize revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time when the customer obtains control of the products. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of sales. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenue) basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents as of September 30, 2020 and 2019 consist entirely of short-term money market accounts.

The Company maintains cash balances at multiple financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

	September 30, 2020	September 30, 2019
Less than one year	$10,582,527	$13,524,270
1-5 years	25,143,000	23,902,000
Total	$35,725,527	$37,426,270

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

The allowance for doubtful accounts activity for the years ended September 30, 2020 and 2019 is as follows:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2020	$289,085	$-	$-	$289,085
September 30, 2019	79,085	210,000	-	289,085

Inventories: Inventories consist of finished goods, raw materials and work-in-process and are stated at the lower of average cost (which approximates first-in, first-out) or net realizable value. Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2020	September 30, 2019
Raw materials	$12,287,134	$8,234,046
Work-in-process	1,033,021	540,962
Finished goods	2,048,514	1,356,720
Inventories, gross	15,368,669	10,131,728
Inventory reserve	(960,131)	(1,118,748)
Inventories, net	$14,408,538	$9,012,980

The increase in inventory from fiscal year 2019 to fiscal year 2020 is a result of additional stocking levels to support the Company’s increased sales order backlog and related demand, and additional safety stock across the Company’s multiple locations due to the uncertainty of COVID-19 on the Company’s supply chain and manufacturing locations.

On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. A reserve is established for any identified excess, slow moving, and obsolete inventory down to its net realizable value through a charge to cost of sales. Inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly or if new products are not accepted by the market.

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

Estimated useful lives of the assets are as follows:

Years
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease
Vehicles	3

Property, plant and equipment consist of the following:

	September 30, 2020	September 30, 2019
Manufacturing equipment	$8,171,497	$7,106,041
Office equipment	4,281,481	3,996,251
Leasehold improvements	2,576,861	2,436,346
Vehicles	245,903	245,903
Construction in progress	19,143	8,921
Property, plant and equipment, gross	15,294,885	13,793,462
Less accumulated depreciation	10,184,897	8,380,221
Property, plant and equipment, net	$5,109,988	$5,413,241

Depreciation expense for the years ended September 30, 2020 and 2019 were $1,944,186 and $1,705,583, respectively.

Goodwill and Intangible Assets: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value. The Company’s goodwill impairment test for the years ended September 30, 2020 and 2019 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill. During the years ended September 30, 2020 and 2019, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2020 or 2019, respectively.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2020, the Company has 22 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018. Finite life intangible assets as of September 30, 2020 and 2019 are as follows:

	September 30, 2020
	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742,000	$654,850	$3,087,150
Certifications	8	1,068,000	350,437	717,563
Trademarks	8	563,000	184,734	378,266
Patents	20	689,889	56,257	633,632
Other	5	31,091	18,655	12,436
Totals		$6,093,980	$1,264,933	$4,829,047

	September 30, 2019
	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742,000	$405,384	$3,336,616
Certifications	8	1,068,000	216,937	851,063
Trademarks	8	563,000	114,359	448,641
Patents	20	530,409	38,247	492,162
Other	5	31,091	12,438	18,653
Totals		$5,934,500	$787,365	$5,147,135

Amortization expense related to these assets for the years ended September 30, 2020 and 2019 were $477,568 and $472,827, respectively.

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets occurred during the years ended September 30, 2020 or 2019, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of both September 30, 2020 and September 30, 2019, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

Research and Development Costs: Research and development costs amounted to $1,269,542 and $1,089,637 for the years ended September 30, 2020 and 2019, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $296,571 and $278,057 for the years ended September 30, 2020 and 2019, respectively, and are charged to expense when incurred.

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

Weighted average common shares outstanding for the years ended September 30, 2020 and 2019 were as follows:

Year ended September 30,	2020	2019
Net income	$7,293,066	$4,566,156
Weighted average common shares	13,643,355	13,442,871
Dilutive potential common shares	-	8,343
Weighted average dilutive common shares outstanding	13,643,355	13,451,214
Earnings per share:
Basic	$0.53	$0.34
Diluted	$0.53	$0.34

There were 337,100 and 108,000 shares for the years ended September 30, 2020 and 2019, respectively, that were excluded from the above calculation as they were considered antidilutive in nature.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Significant estimates include the rebates related to revenue recognition, stock-based compensation and the valuation of inventory, long-lived assets, finite lived intangible assets and goodwill. Actual results may differ materially from these estimates.

Recently Issued Accounting Pronouncements:

Effective October 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, using the effective date method under the modified retrospective approach. The amended guidance requires lessees, at the commencement date, to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and to record a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements. The Company elected the package of practical expedients permitted under the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient to not recognize a lease liability and ROU asset for short-term leases less than 12 months. We chose the option to apply the new standard at the adoption date, and therefore we are not required to restate the financial statements for prior periods, nor are we required to provide the disclosures required by the new standard for prior periods. Upon adoption, we recognized an approximate $2.4 million ROU asset, and an approximate $2.6 million lease liability. Our adoption of the new standard did not impact our cash flows or have a material impact on our results of operations. We have expanded our financial statement disclosures to comply with the requirements of the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill, which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2017-04 on our financial statements and does not believe the adoption of this ASU will have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2023, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

NOTE 2 – SHAREHOLDERS’ EQUITY

Share Repurchase Program: On November 13, 2014, the Company announced that its Board of Directors had approved a stock repurchase program under which it will purchase up to $8,000,000 of its outstanding shares of common stock. On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock. The program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19 and the Company’s desire to maintain capital flexibility. As of September 30, 2020, the Company had $4,980,671 remaining in its share repurchase program to repurchase its outstanding shares of common stock.

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

The Company currently has one equity compensation plan, the 2007 Stock Compensation Plan, from which it grants equity awards that are used as an incentive for directors, officers, and other employees. The 2007 Stock Compensation Plan has 769,545 shares available for issue as of September 30, 2020. As of September 30, 2020, $1,938,136 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 3.9 years. The Company recorded related compensation expense for the years ended September 30, 2020 and 2019 of $773,555 and $1,729,025, respectively. For the year ended September 30, 2020, $752,011 of this expense was included in selling, general and administrative expense and $21,544 was included in cost of sales. For the year ended September 30, 2019, $1,638,829 of this expense was included in selling, general and administrative expense and $90,196 was included in cost of sales.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. During the fiscal year ended September 30, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 121,350 shares of common stock with a weighted average contractual term of 5.71 years, a 4.71 year weighted average vesting term, and an exercise price of $12.43. During the fiscal year ended September 30, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 172,000 shares of common stock with a weighted average contractual term of 4 years, a three year vesting term, and a weighted average exercise price of $12.17.

	Year ended September 30, 2020			Year ended September 30, 2019
Dividend yield		0%		0%
Weighted average expected volatility	39.5	–	44.9%	37.77%
Weighted average risk-free interest rate	0.24	–	1.69%	2.92%
Weighted average expected life (in years)	4	–	6	3.0
Vesting period (in years)	3	–	5	3.0

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares. There were 44,000 options vested during the year ended September 30, 2020 and 36,000 options vested during the year ended September 30, 2019. For the year ended September 30, 2020, there were 14,688 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2019, there were 6,750 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2020 and September 30, 2019 was $332,468 and $81,728, respectively.

Option transactions under the 2007 Stock Compensation Plan during the years ended September 30, 2020 and 2019 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2018	138,500	$10.99
Granted	172,000	12.17	$3.53
Cancelled or Forfeited	(12,000)	12.17
Exercised	(7,750)	2.58
Outstanding as of September 30, 2019	290,750	11.86
Granted	121,350	12.43	$4.62
Cancelled or Forfeited	(48,250)	13.35
Exercised	(26,750)	4.01
Outstanding as of September 30, 2020	337,100	$12.48

The following table summarizes information concerning options exercisable under the 2007 Stock Compensation Plan:

Year ended	Exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price
September 30, 2020	97,333	2.19	$12.76
September 30, 2019	58,750	2.40	$9.19

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2020	337,100	3.43	$12.48	$720,831
September 30, 2019	290,750	3.04	$11.86	$156,173

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards. The Company has awarded restricted stock grants to employees that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2020 and 2019 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2018	248,613	$14.65
Granted	4,340	14.40
Vested	(110,683)	16.31
Forfeited	(11,830)	14.47
Unvested shares as of September 30, 2019	130,440	13.25
Granted	19,455	10.30
Vested	(29,950)	13.36
Forfeited	(10,875)	12.14
Unvested shares as of September 30, 2020	109,070	$12.98

The Company repurchased a total of 41,796 shares of our common stock at an average price of $10.26 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2020. The Company repurchased a total of 40,933 shares of our common stock at an average price of $13.51 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2019.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phases that ended on December 31, 2019 and June 30, 2020, employees purchased 15,107 and 15,116 shares at a price of $11.23 and $11.85 per share, respectively. For the phases that ended on December 31, 2018 and June 30, 2019, employees purchased 17,312 and 19,923 shares, respectively, at a price of $8.43. As of September 30, 2020, the Company has withheld approximately $84,595 from employees participating in the phase that began on July 1, 2020. In February 2020, the shareholders of Clearfield approved an increase of 200,000 in the shares authorized for issuance under the ESPP. After the employee purchase on June 30, 2020, 219,623 shares of common stock were available for future purchase under the ESPP.

NOTE 3 – INCOME TAXES

Components of income tax expense are as follows for the years ended:

	September 30,	September 30,
	2020	2019
Current:
Federal	$1,966,491	$1,260,552
State	175,201	103,130
Current income tax expense	2,141,692	1,363,682
Deferred:
Federal	(252,929)	(38,534)
State	(26, 879)	35,289
Deferred income tax expense	(279,808)	(3,245)
Income tax expense	$1,861,884	$1,360,437

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30,	September 30,
	2020	2019
Federal statutory rate	21%	21%
State income taxes	2%	2%
Permanent differences:
Change in valuation allowance	(1%)	(1%)
Expiration and utilization of state NOL’s	-	2%
Research and development credits	(2%)	(2%)
Excess tax expense (benefits) from stock-based compensation	-	1%
Tax rate	20%	23%

As of September 30, 2020, the current income tax payable was approximately $845,000 and as of September 30, 2019, the current income tax payable was approximately $145,000. Current income tax payable amounts are included in Accrued Expenses in the Company’s balance sheets.

As of September 30, 2020 and 2019, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $769,000 and $1,905,000 state NOLs, respectively. The state NOL carry forward amounts expire in fiscal years 2021 through 2022 if not utilized. In addition, as of September 30, 2020, the Company has Minnesota research and development and alternative minimum tax credits of $337,000 and $32,000, respectively. The Company has not recorded a valuation allowance on these research and development related deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2030.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
	2020	2019
Deferred income tax assets (liabilities):
Intangibles	$(86,319)	$(75,190)
Property and equipment depreciation	(419,896)	(521,586)
Net operating loss carry forwards and credits	351,446	377,505
Stock-based compensation	169,730	114,118
Inventories	386,296	350,197
Prepaid expenses	(43,233)	(63,252)
Accrued expenses and reserves	467,010	371,414
Goodwill	(646,916)	(607,882)
Gross deferred tax asset (liability)	178,118	(54,676)
Valuation allowance	-	(47,014)
Net deferred tax asset (liability)	$178,118	$(101,690)

Realization of NOL carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding their recoverability.

As of September 30, 2018, the Company’s remaining valuation allowance of approximately $105,000 related to state net operating loss carry forwards. During the fourth quarter of 2019, the Company reversed approximately $58,000 of its valuation allowance. This consisted of decreasing the valuation allowance for the expiration and utilization of state NOLs in 2019 of approximately $68,000 and increasing the valuation allowance by approximately $10,000 for future expected NOL utilization based on updated profitability estimates and changes to the loss utilization rules. The remaining valuation allowance balance as of September 30, 2019 of approximately $47,000 related entirely to state NOL carry forwards we did not expect to utilize. As of September 30, 2020, the Company’s projections indicate that the remaining state NOLs will be utilized prior to their expiration. Accordingly, the Company reversed the previous valuation allowance as it is no longer deemed necessary. The Company will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

The valuation allowance activity for the years ended September 30, 2020 and 2019 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Expense (Benefit)	Reversal for State NOL Expiration and Utilization	Balance at End of Year
September 30, 2020	$47,014	$(5,235)	$(41,779)	$-
September 30, 2019	104,858	$10,448	$(68,292)	$47,014

The Company completed an Internal Revenue Code Section 382 analysis of the loss carry forwards in 2009 and determined then that all of the Company’s loss carry forwards are utilizable and not restricted under Section 382. The Company has not updated its Section 382 analysis subsequent to 2009 and does not believe there have been any events subsequent to 2009 that would impact the analysis.

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2020 or 2019.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations by tax authorities for fiscal years ending prior to 2004. We are generally subject to U.S. federal and state tax examinations for all tax years since 2003 due to our NOL carryforwards and the utilization of the carryforwards in years still open under statute.

NOTE 4 – CONCENTRATIONS

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

Customers: For the fiscal years ended September 30, 2020 and 2019, the Company had two customers that comprised 30% and 29% of net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2020 and 2019, the two customers noted above also accounted for 25% and 28% of accounts receivable, respectively.

Disaggregation of Revenue: The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in countries in the Caribbean, Canada, Central and South America.

The following table presents our domestic and international sales for each of the last two fiscal years:

	Year Ended September 30,
	2020	2019
United States	$89,021,000	$78,553,000
All Other Countries	4,054,000	6,481,000
Total Net Sales	$93,075,000	$85,034,000

Clearfield sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Build-to-Print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by these markets were as follows for each of the last two fiscal years:

	Year Ended September 30,
	2020	2019
Broadband service providers	$96%	$95%
Build-to-print customers	4%	5%
Total Net Sales	$100%	$100%

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

Long-lived assets: As of September 30, 2020 and 2019, the Company had property, plant and equipment with a net book value of $1,686,209 and $1,406,546, respectively, located in Mexico.

NOTE 5 – EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $838,946 and $702,202 for the years ended September 30, 2020 and 2019, respectively.

NOTE 6- LEASES

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

The Company’s indirect lease for a 46,000 square foot manufacturing facility in Tijuana, Mexico, expired on July 31, 2020 and was continued as an indirect lease on a month-to-month basis until we entered into a new indirect lease for this facility subsequent to the 2020 fiscal year end. Refer to Note 7- Subsequent Events for further detail.

On February 12, 2020, the Company entered into an indirect lease arrangement for an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is approximately 42 months and commenced on February 12, 2020. The lease contains written options to renew for two additional consecutive periods of three years each.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2020, we do not have material lease commitments that have not commenced.

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows for the year ended September 30, 2020:

Operating lease expense under ASC842, Leases, within:	Year ended September 30, 2020
Cost of sales	$904,638
Selling, general and administrative	221,507
Total lease expense	$1,126,145

Future maturities of lease liabilities were as follows as of September 30, 2020:

Operating Leases
FY2021	$752,423
FY2022
FY2023	744,963
FY2024	516,725
FY2025	217,552
Thereafter	-
Total lease payments	$3,004,465
Less: Interest	(209,538)
Present value of lease liabilities	$2,794,927

The weighted average term and weighted average discount rate for our leases as of September 30, 2020 were 3.99 years and 3.48%, respectively. For the year ended September 30, 2020, the operating cash outflows from our leases were $812,107.

Rent expense for our operating leases as accounted for under ASC 840, Leases, included within cost of sales and selling, general and administrative expense was as follows for the year ended September 30, 2019.

Operating lease expense under ASC840, Leases, within:	Year ended September 30, 2019
Cost of sales	$678,652
Selling, general and administrative	219,216
Total lease expense	$897,868

As previously disclosed in the Notes to the Financial Statements in our 2019 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements were as follows:

As of September 30, 2019
FY2020	$643,040
FY2021	479,213
FY2022	491,397
FY2023	503,895
FY2024	516,720
Thereafter	217,551
Total minimum lease payments	$2,851,816

NOTE 7 – SUBSEQUENT EVENTS

On October 9, 2020, the Company entered into an indirect lease arrangement for its original 46,000 square foot manufacturing facility in Tijuana, Mexico. The Company had previously been leasing this facility on a month to month basis after its three-year lease expired on July 31, 2020. The new lease term is three years. This lease contains a written option to renew and rent payments that increase annually based on U.S. inflation for the preceding 12 months. Upon signing, the Company will recognize an additional right of use asset and offsetting lease liability of approximately $580,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of September 30, 2020, our internal control over financial reporting was effective. Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2021 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Equity Compensation Plan Information” under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II hereof.

The remainder of the information required by Item 12 to be included in the 2021 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2021 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2021 Proxy Statement, is incorporated herein by reference into this section.

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

Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	**Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the quarter ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 26, 2010 for the 2010 Annual Meeting of Shareholders held on February 25, 2010

Number	Description	Incorporated by Reference to
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014
10.8	First Amendment to Lease Agreement dated May 9, 2019 by and between First Industrial, L.P. and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2019
*10.9	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 16, 2017
23.1	Consent of Baker Tilly US, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Calculation Linkbase	**
101.LAB	XBRL Taxonomy Labels Linkbase	**
101.PRE	XBRL Taxonomy Presentation Linkbase	**
101.DEF	XBRL Taxonomy Definition Linkbase	**

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2020	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 12, 2020
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 12, 2020
/s/ Ronald G. Roth Ronald G. Roth	Director	November 12, 2020
/s/ Roger G. Harding Roger G. Harding	Director	November 12, 2020
/s/ Donald R. Hayward Donald R. Hayward	Director	November 12, 2020
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 12, 2020
/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 12, 2020

