Form 10-Q
period 2020-12-31
Clearfield, Inc.
filed 2021-02-03
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Smaller reporting company [X] Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] YES [X] NO

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 21, 2021
Common stock, par value $.01	13,727,906

2

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020 (Unaudited)	September 30, 2020
Assets
Current Assets
Cash and cash equivalents	$19,151,076	$16,449,636
Short-term investments	9,125,527	10,582,527
Accounts receivables, net	9,797,641	10,496,672
Inventories, net	13,687,589	14,408,538
Other current assets	449,596	585,436
Total current assets	52,211,429	52,522,809

Property, plant and equipment, net	5,002,750	5,109,988

Other Assets
Long-term investments	26,142,000	25,143,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,747,450	4,829,047
Right of use lease assets	2,930,911	2,539,100
Deferred tax asset	178,118	178,118
Other	266,515	266,857
Total other assets	38,973,505	37,664,633
Total Assets	$96,187,684	$95,297,430

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$874,476	$665,584
Accounts payable	1,866,249	3,689,587
Accrued compensation	3,118,895	4,856,885
Accrued expenses	1,909,236	1,202,753
Total current liabilities	7,768,856	10,414,809

Other Liabilities
Long-term portion of lease liability	2,307,390	2,129,343
Total other liabilities	2,307,390	2,129,343
Total liabilities	10,076,246	12,544,152

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,727,906 and 13,649,962 shares issued and outstanding as of December 31, 2020 and September 30, 2020	137,279	136,500
Additional paid-in capital	57,696,847	57,502,905
Retained earnings	28,277,312	25,113,873
Total shareholders’ equity	86,111,438	82,753,278
Total Liabilities and Shareholders’ Equity	$96,187,684	$95,297,430

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019

Net sales	$27,092,147	$19,377,991

Cost of sales	15,722,902	11,650,456

Gross profit	11,369,245	7,727,535

Operating expenses
Selling, general and administrative	7,655,537	7,326,620
Income from operations	3,713,708	400,915

Interest income	133,731	223,243

Income before income taxes	3,847,439	624,158

Income tax expense	684,000	123,000
Net income	$3,163,439	$501,158

Net income per share Basic	$0.23	$0.04
Net income per share Diluted	$0.23	$0.04

Weighted average shares outstanding:
Basic	13,692,533	13,512,094
Diluted	13,696,815	13,622,226

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the three months ended December 31, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2020	13,649,962	$136,500	$57,502,905	$25,113,873	$82,753,278
Restricted stock issued	37,687	377	(377)	-	-
Stock-based compensation expense	-	-	289,057	-	289,057
Issuance of common stock under employee stock purchase plan	15,011	150	178,931	-	179,081
Exercise of stock options, net of shares exchanged for payment	25,715	257	(262,727)	-	(262,470)
Tax withholding related to vesting of restricted stock grants	(469)	(5)	(10,942)	-	(10,947)
Net income	-	-	-	3,163,439	3,163,439
Balance at December 31, 2020	13,727,906	$137,279	$57,696,847	$28,277,312	$86,111,438

For the three months ended December 31, 2019
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Stock-based compensation expense	-	-	240,586	-	240,586
Issuance of common stock under employee stock purchase plan	15,107	151	169,501	-	169,652
Exercise of stock options, net of shares exchanged for payment	1,000	10	2,570	-	2,580
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	501,158	501,158
Balance at December 31, 2019	13,657,459	$136,575	$57,383,020	$18,321,965	$75,841,560

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$3,163,439	$501,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	567,718	606,972
Amortization of discount on investments	-	(28,051)
Stock-based compensation	289,057	240,586
Changes in operating assets and liabilities:
Accounts receivable	699,031	2,092,912
Inventories, net	720,949	(1,617,461)
Other assets	136,182	(47,538)
Accounts payable and accrued expenses	(2,859,717)	(1,848,409)
Net cash provided by (used in) operating activities	2,716,659	(99,831)

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(378,883)	(788,469)
Purchases of investments	(3,968,000)	(3,211,000)
Proceeds from maturities of investments	4,426,000	4,438,000
Net cash provided by investing activities	79,117	438,531

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	179,081	169,652
Tax withholding related to exercise of stock options	(262,470)	2,580
Tax withholding related to vesting of restricted stock grants	(10,947)	(5,803)
Net cash (used in) provided by financing activities	(94,336)	166,429

Increase in cash and cash equivalents	2,701,440	505,129

Cash and cash equivalents, beginning of period	16,449,636	10,081,721

Cash and cash equivalents, end of period	$19,151,076	$10,586,850

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$17,000	$29,907

Non-cash financing activities
Cashless exercise of stock options	$996,182	$-

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three months ended December 31, 2020 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill, which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after December 15, 2019. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial statements.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Net income	$3,163,439	$501,158
Weighted average common shares	13,692,533	13,512,094
Dilutive potential common shares	4,282	110,132
Weighted average dilutive common shares outstanding	13,696,815	13,622,226
Net income per common share:
Basic	$0.23	$0.04
Diluted	$0.23	$0.04

Note 3. Cash, Cash Equivalents and Investments

The Company invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as money market accounts. CDs with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of December 31, 2020 and September 30, 2020 are as follows:

	December 31, 2020	September 30, 2020
Less than one year	$9,125,527	$10,582,527
1-5 years	26,142,000	25,143,000
Total	$35,267,527	$35,725,527

Note 4. Stock-Based Compensation

The Company recorded $289,057 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2020. For the three months ended December 31, 2020, $280,889 of this expense is included in selling, general and administrative expense, and $8,168 is included in cost of sales. The Company recorded $240,586 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the ESPP for the three months ended December 31, 2019, of which $235,788 is included in selling, general and administrative expense, and $4,798 is included in cost of sales. As of December 31, 2020, $3,429,805 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 3.7 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the three months ended December 31, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three year vesting term, and a weighted average exercise price of $23.74. During the three months ended December 31, 2019, the Company granted employees non-qualified stock options to purchase an aggregate of 116,600 shares of common stock with a weighted average contractual term of 5.78 years, a weighted average 4.78 year vesting term, and a weighted average exercise price of $12.43. The weighted average fair value at the grant date for options issued during the three months ended December 31, 2020 was $8.14.

The fair value of awards during the three months ended December 31, 2020 was estimated as of the grant date using the assumptions listed below:

Three months ended December 31, 2020
Dividend yield	0%
Expected volatility	46.9%
Risk-free interest rate	0.24%
Expected life (years)	5
Vesting period (years)	3

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate as of the grant date on zero-coupon U.S. governmental bonds with a remaining life similar to the expected option term.

Options are granted at fair market values determined on the date of grant, and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the three months ended December 31, 2020:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2020	337,100	$12.48
Granted	105,089	23.74
Exercised	(79,400)	12.55
Cancelled or Forfeited	-	-
Outstanding as of December 31, 2020	362,789	$15.73

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2020, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.65 years and their aggregate intrinsic value was $1,173,691. During the three months ended December 31, 2020, the Company received proceeds of $85 from the exercise of stock options. During the three months ended December 31, 2019, the Company received proceeds of $2,580 from the exercise of stock options.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the three months ended December 31, 2020, the Company granted employees restricted stock awards totaling 37,687 shares of common stock, with a vesting term of approximately three years and a fair value of $23.74 per share. There were no restricted stock awards granted during the three months ended December 31, 2019.

Restricted stock transactions during the three months ended December 31, 2020 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2020	109,070	$12.98
Granted	37,687	23.74
Vested	(1,400)	12.81
Forfeited	-	-
Unvested as of December 31, 2020	145,357	$15.76

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2020 and December 31, 2019, employees purchased 15,011 and 15,107 shares at a price of $11.93 and $11.23 per share, respectively. After the employee purchase on December 31, 2020, 204,612 shares of common stock were available for future purchase under the ESPP.

Note 5. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in the Caribbean, Canada, Central and South America.

Revenues related to the following geographic areas were as follows for the three months ended:

	December 31,
	2020	2019
United States	$26,032,202	$18,240,788
All other countries	1,059,945	1,137,203
Total Net Sales	$27,092,147	$19,377,991

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	December 31,
	2020	2019
Broadband service providers	98%	94%
Legacy customers	2%	6%
Total Net Sales	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and Tier 3 customers, National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s, multiple system operators (“MSO’s, or Cable TV”), and international customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2020 and September 30, 2020, the balance in the allowance for doubtful accounts was $289,085.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	December 31, 2020	September 30, 2020

Raw materials	$11,475,903	$12,287,134
Work-in-process	966,731	1,033,021
Finished goods	2,233,090	2,048,514
Inventories, gross	14,675,724	15,368,669
Inventory reserve	(988,135)	(960,131)
Inventories, net	$13,687,589	$14,408,538

Note 7. Major Customer Concentration

For the three months ended December 31, 2020, Customer A comprised 19% and Customer B comprised 12% of the Company’s net sales. Both of these customers are distributors. For the three months ended December 31, 2019, Customers A, B, and C comprised 18%, 13%, and 10%, respectively, of the Company’s net sales. Customers A, B, and C are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of December 31, 2020, Customer B accounted for 16% of accounts receivable. As of September 30, 2020, Customers A and B accounted for 13%, and 12%, respectively, or 25% in the aggregate of accounts receivable. Both of these customers are distributors.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of goodwill. During the three months ended December 31, 2020, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2020, the Company has 26 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of our intangible assets. During the three months ended December 31, 2020, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three months ended December 31, 2020, the Company recorded income tax expense of $684,000 reflecting an effective tax rate of 17.8%. The differences between the effective tax rate and the statutory tax rate were primarily related to excess tax benefits from non-qualified stock options exercised during the quarter as well as research and development credits. For the three months ended December 31, 2019, the Company recorded a provision for income taxes of $123,000, reflecting an effective tax rate of 19.7%. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, foreign derived intangibles income deduction (FDII) and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2020 and September 30, 2020 a valuation allowance against our deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2020, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Leases

The Company leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of our corporate offices, manufacturing and warehouse space. The lease term is ten years and two months, ending on February 28, 2025.  Upon proper notice and payment of a termination fee of approximately $249,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent. The renewal and termination options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

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

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, the Company does not have material lease commitments that have not commenced.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three months ended December 31, 2020:

Operating lease expense under ASC842, Leases, within:	Three months ended December 31, 2020	Three months ended December 31, 2019
Cost of goods sold	$252,936	$185,628
Selling, general and administrative	55,398	56,366
Total lease expense	$308,334	$241,994

Future maturities of lease liabilities were as follows as of December 31, 2020:

FY2021	$725,783
FY2022	986,844
FY2023	943,682
FY2024	516,725
FY2025	217,552
Thereafter	-
Total lease payments	3,390,586
Less: Interest	(208,720)
Present value of lease liabilities	$3,181,866

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2020 were 3.56 years and 3.40%, respectively, compared to 4.94 years and 3.51%, respectively, as of December 31, 2019. For the three months ended December 31, 2020, the operating cash outflows from the Company’s leases was $239,735, compared to $167,840 for the three months ended December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2020, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2020 and 2019 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2020.

OVERVIEW

General

Clearfield, Inc. (“Clearfield” or the “Company”) designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States, which include Community Broadband, National Carriers, and MSO’s, while also serving the broadband needs of the International markets, primarily countries in the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for its Legacy customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

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

Under U.S. federal and state guidance in response to the COVID-19 pandemic, Clearfield’s operations are classified as part of the Cybersecurity and Infrastructure Security Agency (“CISA”) critical infrastructure sector and similar categorization in Minnesota. In March 2020, we transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements and they currently continue remote work. In accordance with the Centers for Disease Control and Prevention (“CDC”) and World Health Organization (“WHO”) guidelines, we implemented and have continued health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have maintained our manufacturing capacity in Brooklyn Park with these personnel at near historic levels. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities. Throughout the COVID-19 pandemic, the Company has closely monitored the operations and staffing levels at its Brooklyn Park facility and its two manufacturing facilities in Tijuana, Mexico.

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our order backlog going forward. However, in the event of serious border restrictions or border delays or serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs.

RESULTS OF OPERATIONS

Three months ended December 31, 2020 vS. three months ended December 30, 2019

Net sales for the first quarter of fiscal 2021 ended December 31, 2020 were $27,092,000, an increase of approximately 40% or $7,714,000, from net sales of $19,378,000 for the first quarter of fiscal 2020. Net sales to Broadband Service Providers were $26,570,000 in the first quarter of fiscal 2021 versus $18,155,000 in the same period of fiscal 2020. Among this group, the Company recorded $1,060,000 in international sales for the first quarter of fiscal 2021 versus $1,137,000 in the same period of fiscal 2020. Net sales to Legacy customers decreased $711,000 to $515,000 in the first quarter of fiscal 2021 from $1,223,000 in the same period of fiscal 2020. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 4% and 6% of total net sales for the first quarter of fiscal 2021 and 2020, respectively.

The increase in net sales for the quarter ended December 31, 2020 of $7,714,000 compared to the quarter ended December 31, 2019 was driven primarily by increased sales to Community Broadband Service Providers and MSO customers of $8,198,000, and $701,000, respectively. Offsetting this was decreased sales to Legacy and Tier 1 customers of $711,000 and $379,000, respectively. The increase to Community Broadband and MSO customers was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

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

Cost of sales for the first quarter of fiscal 2021 was $15,723,000, an increase of $4,072,000, or 35%, from $11,650,000 in the comparable period of fiscal 2020. Gross profit percent was 42.0% of net sales in the first quarter of fiscal 2021, an increase from 39.9% of net sales for the first quarter of fiscal 2020. Gross profit increased $3,642,000, or 47%, to $11,369,000 for the three months ended December 31, 2020 from $7,728,000 in the comparable period in fiscal 2020. The increase in gross profit in the first quarter of fiscal 2021 was due to increased volume of net sales while the increase in gross profit percent was primarily due to a favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plants and efficiencies realized from supply chain programs. Gross profit was negatively impacted by tariff costs of approximately $113,000 for the three months ended December 31, 2020 and $100,000 in the comparable period in fiscal 2020. In the first quarter of fiscal 2021, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased $329,000, or 4%, to $7,656,000 in the first quarter fiscal 2021 from $7,327,000 for the fiscal 2020 first quarter. The increase in expense in the first quarter of fiscal 2021 consists primarily of increases of $809,000 in compensation expense due to increased wages and performance compensation driven by higher net sales, partially offset by lower travel and entertainment expenses of $373,000 due to COVID-19 restrictions. In the first quarter of fiscal 2021, other than the travel and entertainment costs mentioned above, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the quarter ended December 31, 2020 was $3,714,000 compared to $401,000 for the comparable quarter of fiscal 2020, an increase of approximately 826%. This increase is attributable to increased gross profit from higher sales, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2020 was $134,000 compared to $223,000 for the comparable quarter for fiscal 2020. The decrease is due to lower interest rates earned on investments in the first quarter of fiscal 2020. We expect interest income to decline due to the prevailing lower interest rates and the potential for further decreases in rates in the current economic environment. The Company invests its excess cash in FDIC-backed bank certificates of deposit, and money market accounts.

We recorded a provision for income taxes of $684,000 and $123,000 for the three months ended December 31, 2020 and 2019, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $561,000 from the first quarter for fiscal 2020 is primarily due to increased income from operations. The decrease in the income tax expense rate to 17.8% for the first quarter of fiscal 2021 from 19.7% for the first quarter of fiscal 2020 is primarily due to excess tax benefits from non-qualified stock options exercised during the quarter.

The Company’s net income for the three months ended December 31, 2020 was $3,163,000, or $0.23 per basic and diluted share. The Company’s net income for the three months ended December 31, 2019 was $501,000, or $0.04 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $28,277,000 as of December 31, 2020 compared to $27,032,000 as of September 30, 2020. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. treasury securities and money market accounts. Substantially all of our funds are insured by the FDIC. Investments considered long-term were $26,142,000 as of December 31, 2020, compared to $25,143,000 as of September 30, 2020. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the first quarter of fiscal 2021, our cash, cash equivalents and short-term and long-term investments increased to $54.4 million compared to $52.2 million as of the prior quarter end. We had no long-term debt obligations as of December 31, 2020 or September 30, 2020.

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

Operating Activities

Net cash provided by operating activities totaled $2,717,000 for the three months ended December 31, 2020. This was primarily due to net income of $3,163,000, non-cash expenses for depreciation and amortization of $568,000, and stock-based compensation of $289,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include a decrease in accounts payable and accrued expenses of $2,860,000, offset by decreases in inventory of $721,000 and accounts receivable of $699,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter and $2,373,000 of fiscal 2020 accrued bonus compensation accruals paid in the first quarter of fiscal 2021. The decrease in inventory is a result of higher utilization of inventory components due to increased net sales. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased two days to 33 days from September 30, 2020 to December 31, 2020.

Net cash used in operating activities totaled $100,000 for the three months ended December 31, 2019. This was primarily due to net income of $501,000, non-cash expenses for depreciation and amortization of $607,000, and stock-based compensation of $241,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include increases in inventory of $1,617,000, decreases in accounts payable of $1,816,000, offset by decreases in accounts receivable of $2,093,000. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased two days to 33 days from September 30, 2019 to December 31, 2019. The increase in inventory represents an adjustment for seasonal demand along with changes in stocking levels. Changes in working capital reflects items using cash, including a decrease in accounts payable and accrued expenses of $1,848,000 which primarily reflects fiscal 2019 accrued bonus compensation accruals and accounts payable paid in the first quarter of fiscal 2020.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2020, we used cash to purchase $3,968,000 of FDIC-backed securities and received $4,426,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $379,000 of cash during the three months ended December 31, 2020.

During the three months ended December 31, 2019, we used cash to purchase $3,211,000 of FDIC-backed securities and received $4,438,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $788,000 of cash during the three months ended December 31, 2019.

Financing Activities

For the three months ended December 31, 2020, we received $179,000 from employees’ participation and purchase of stock through our ESPP, we used $262,000 related to share withholding for taxes associated with the issuance of common stock upon cashless exercise of stock options and used $11,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2020.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending December 31, 2020, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2020	—	$—	—	$4,980,671
November 1-30, 2020	469	23.34	—	4,980,671
December 1-31, 2020	—	—	—	4,980,671
Total	469	$23.34	—	$4,980,671
(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

In the three months ending December 31, 2020, the Company repurchased a total of 469 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

Exhibit 31.1 * – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 *– Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 **– Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 3, 2021	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 3, 2021	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

