Form 10-Q
period 2021-03-31
Clearfield, Inc.
filed 2021-04-28
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 14, 2021
Common stock, par value $.01	13,732,806

2

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2021	September 30, 2020
Assets
Current Assets
Cash and cash equivalents	$22,338,721	$16,449,636
Short-term investments	9,957,831	10,582,527
Accounts receivables, net	13,195,295	10,496,672
Inventories, net	14,627,176	14,408,538
Other current assets	717,599	585,436
Total current assets	60,836,622	52,522,809

Property, plant and equipment, net	4,749,530	4,952,819

Other Assets
Long-term investments	25,565,000	25,143,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,793,137	4,986,216
Right of use lease assets	2,724,233	2,539,100
Deferred tax asset	178,118	178,118
Other	262,352	266,857
Total other assets	38,231,351	37,821,802
Total Assets	$103,817,503	$95,297,430

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$887,677	$665,584
Accounts payable	5,011,965	3,689,587
Accrued compensation	5,496,056	4,856,885
Accrued expenses	492,758	1,202,753
Total current liabilities	11,888,456	10,414,809

Other Liabilities
Long-term portion of lease liability	2,080,562	2,129,343
Total other liabilities	2,080,562	2,129,343
Total liabilities	13,969,018	12,544,152

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,732,806 and 13,649,962 shares issued and outstanding as of March 31, 2021 and September 30, 2020.	137,328	136,500
Additional paid-in capital	57,794,061	57,502,905
Retained earnings	31,917,096	25,113,873
Total shareholders’ equity	89,848,485	82,753,278
Total Liabilities and Shareholders’ Equity	$103,817,503	$95,297,430

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net sales	$29,691,934	$20,408,509	$56,784,081	$39,786,500

Cost of sales	16,750,354	12,257,076	32,473,256	23,907,532

Gross profit	12,941,580	8,151,433	24,310,825	15,878,968

Operating expenses
Selling, general and administrative	8,490,120	7,431,261	16,145,657	14,757,881
Income from operations	4,451,460	720,172	8,165,168	1,121,087

Interest income	123,324	217,725	257,055	440,968

Income before income taxes	4,574,784	937,897	8,422,223	1,562,055

Income tax expense	935,000	190,000	1,619,000	313,000
Net income	$3,639,784	$747,897	$6,803,223	$1,249,055

Net income per share Basic	$0.27	$0.05	$0.50	$0.09
Net income per share Diluted	$0.27	$0.05	$0.50	$0.09

Weighted average shares outstanding:
Basic	13,730,150	13,521,172	13,711,135	13,516,608
Diluted	13,779,779	13,521,172	13,738,090	13,571,674

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the three months ended March 31, 2021

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at December 31, 2020	13,727,906	$137,279	$57,696,847	$28,277,312	$86,111,438
Stock-based compensation expense	-	-	334,178	-	334,178
Restricted stock issuance, net of forfeitures	(1,178)	(12)	12	-	-
Exercise of stock options, net of shares exchanged for payment	7,828	79	(193,733)	-	(193,654)
Tax withholding related to vesting of restricted stock grants	(1,750)	(18)	(43,243)	-	(43,261)
Net income	-	-	-	3,639,784	3,639,784
Balance at March 31, 2021	13,732,806	$137,328	$57,794,061	$31,917,096	$89,848,485

For the three months ended March 31, 2020

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at December 31, 2019	13,657,459	$136,575	$57,383,020	$18,321,965	$75,841,560
Repurchase of common stock	(41,796)	(418)	(428,236)	-	(428,654)
Stock-based compensation expense	-	-	87,937	-	87,937
Restricted stock issuance, net	9,580	96	(96)	-	-
Exercise of stock options, net of shares exchanged for payment	2,396	23	(21)	-	2
Net income	-	-	-	747,897	747,897
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

For the six months ended March 31, 2021

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2020	13,649,962	$136,500	$57,502,905	$25,113,873	$82,753,278
Stock-based compensation expense	-	-	623,235	-	623,235
Restricted stock issuance, net of forfeitures	36,509	365	(365)	-	-
Issuance of common stock under employee stock purchase plan	15,011	150	178,931	-	179,081
Exercise of stock options, net of shares exchanged for payment	33,543	336	(456,460)	-	(456,124)
Tax withholding related to vesting of restricted stock grants	(2,219)	(23)	(54,185)	-	(54,208)
Net income	-	-	-	6,803,223	6,803,223
Balance at March 31, 2021	13,732,806	$137,328	$57,794,061	$31,917,096	$89,848,485

For the six months ended March 31, 2020

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Repurchase of common stock	(41,796)	$(418)	$(428,236)	$-	$(428,654)
Stock-based compensation expense	-	-	328,523	-	328,523
Restricted stock issuance, net	9,580	96	(96)	-	-
Issuance of common stock under employee stock purchase plan	15,107	151	169,501	-	169,652
Exercise of stock options, net of shares exchanged for payment	3,396	33	2,549	-	2,582
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	1,249,055	1,249,055
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$6,803,223	$1,249,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,139,261	1,210,961
Change in allowance for doubtful accounts	209,612	-
Amortization of discount on investments	-	(55,641)
Stock-based compensation	623,235	328,523
Changes in operating assets and liabilities:
Accounts receivable	(2,908,235)	1,049,108
Inventories, net	(218,638)	(2,675,123)
Other assets	(188,542)	98,010
Accounts payable and accrued expenses	1,239,733	1,091,431
Net cash provided by operating activities	6,699,649	2,296,324

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(682,009)	(1,183,336)
Purchases of investments	(6,448,304)	(19,076,930)
Proceeds from maturities of investments	6,651,000	16,720,000
Net cash used in investing activities	(479,313)	(3,540,266)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	179,081	169,652
Tax withholding related to exercise of stock options	(456,124)	2,582
Tax withholding related to vesting of restricted stock grants	(54,208)	(5,803)
Repurchase of common stock	-	(428,654)
Net cash used in financing activities	(331,251)	(262,223)

Increase (Decrease) in cash and cash equivalents	5,889,085	(1,506,165)

Cash and cash equivalents, beginning of period	16,449,636	10,081,721

Cash and cash equivalents, end of period	$22,338,721	$8,575,556

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$2,331,002	$355,657

Non-cash financing activities
Cashless exercise of stock options	$1,269,414	$7,737

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2021 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. There was no impact to prior period net income or shareholders’ equity.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill, which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after December 15, 2019. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021. The adoption of ASU 2017-04 in the first quarter of fiscal 2021 did not have a material impact on the Company’s financial statements.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$3,639,784	$747,897	$6,803,223	$1,249,055
Weighted average common shares	13,730,150	13,521,172	13,711,135	13,516,608
Dilutive potential common shares	49,629	-	26,956	55,066
Weighted average dilutive common shares outstanding	13,779,779	13,521,172	13,738,090	13,571,674
Net income per common share:
Basic	$0.27	$0.05	$0.50	$0.09
Diluted	$0.27	$0.05	$0.50	$0.09

Note 3. Cash, Cash Equivalents, and Investments

The Company invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as money market accounts. CDs with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of March 31, 2021 and September 30, 2020 are as follows:

	March 31, 2021	September 30, 2020
Less than one year	$9,957,831	$10,582,527
1-5 years	25,565,000	25,143,000
Total	$35,522,831	$35,725,527

Note 4. Stock-Based Compensation

The Company recorded $334,178 and $623,235 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2021, respectively, For the three months ended March 31, 2021, $313,658 of this expense is included in selling, general and administrative expense, and $20,520 is included in cost of sales. For the six months ended March 31, 2021, $594,546 of this expense is included in selling, general and administrative expense, and $28,689 is included in cost of sales. The Company recorded $87,937 and $328,523 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s ESPP for the three and six months ended March 31, 2020, respectively. For the three months ended March 31, 2020, $83,140 of this expense is included in selling, general and administrative expense, and $4,797 is included in cost of sales. For the six months ended March 31, 2020, $318,928 of this expense is included in selling, general and administrative expense, and $9,595 is included in cost of sales. As of March 31, 2021, $3,182,923 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 3.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the six months ended March 31, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74. During the six months ended March 31, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 116,600 shares of common stock with a weighted average contractual term of 5.78 years, a weighted average 4.78 year vesting term, and an exercise price of $12.43.

The fair value of stock option awards during the six months ended March 31, 2021 was estimated as of the grant date using the assumptions listed below:

Six months ended
March 31, 2021
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

The following is a summary of stock option activity during the six months ended March 31, 2021:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2020	337,100	$12.48
Granted	105,089	23.74
Exercised	(101,800)	12.47
Forfeited or Expired	(25,309)	13.89
Outstanding as of March 31, 2021	315,080	$16.13

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2021, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.79 years and their aggregate intrinsic value was $890,093.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2021, the Company granted non-employee directors elected at the Company’s 2021 Annual Meeting of Shareholders restricted stock awards totaling 2,120 shares of common stock, with a vesting term of approximately one year and a fair value of $32.41 per share. During the six months ended March 31, 2021, the Company also granted employees restricted stock awards totaling 37,687 shares of common stock, with a vesting term of approximately three years and a fair value of $23.74 per share.

During the six months ended March 31, 2020, the Company granted non-employee directors elected at the Company’s 2020 Annual Meeting of Shareholders restricted stock awards totaling 5,830 shares of common stock, with a vesting term of approximately one year and a fair value of $10.72 per share.

Restricted stock transactions during the six months ended March 31, 2021 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2020	109,070	$12.97
Granted	39,807	24.20
Vested	(12,230)	11.08
Forfeited	(3,298)	16.07
Unvested as of March 31, 2021	133,349	$16.41

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

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
United States	$27,743,937	$19,489,270	$53,776,138	$37,731,957
All other countries	1,947,997	919,239	3,007,943	2,054,543
Total Net Sales	$29,691,934	$20,408,509	$56,784,081	$39,786,500

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2020	2020	2020
Broadband service providers	97%	96%	98%	95%
Legacy customers	3%	4%	2%	5%
Total Net Sales	100%	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, multiple system operators (“MSO’s, or Cable TV”), which are also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s; and International customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2021 and September 30, 2020, the balance in the allowance for doubtful accounts was $79,473 and $289,085, respectively. The allowance for doubtful accounts decreased by the amount recovered during the three months ended March 31, 2021 on an account previously reserved.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	March 31, 2021	September 30, 2020
Raw materials	$11,932,008	$12,287,134
Work-in-process	2,191,469	1,033,021
Finished goods	1,541,111	2,048,514
Inventories, gross	15,664,588	15,368,669
Inventory reserve	(1,037,412)	(960,131)
Inventories, net	$14,627,176	$14,408,538

Note 7. Major Customer Concentration

For the three months ended March 31, 2021, Customers A and B comprised 21% and 11% of the Company’s net sales, respectively. For the six months ended March 31, 2021, Customers A and B comprised 20% and 11% of the Company’s net sales, respectively. Both of these customers were distributors. For the three months ended March 31, 2020, Customer A comprised 21% of the Company’s net sales. For the six months ended March 31, 2020, Customers A, B and C comprised 20%, 11% and 10%, respectively, of the Company’s net sales. All of these customers were distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of March 31, 2021, Customers A and B accounted for 10% and 14% of accounts receivable, respectively. As of September 30, 2020, Customers A and B accounted for 12% and 13%, of accounts receivable, respectively. Both of these customers are distributors.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of goodwill. During the six months ended March 31, 2021, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2021, the Company has 26 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of our intangible assets. During the six months ended March 31, 2021, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three and six months ended March 31, 2021, the Company recorded income tax expense of $935,000 and $1,619,000, reflecting an effective tax rate of 20.4% and 19.2%, respectively. The differences between the effective tax rate and the statutory tax rate were primarily related to excess tax benefits from non-qualified stock options exercised during the quarter, research and development credits, and foreign derived intangibles income deduction (FDII). For the three and six months ended March 31, 2020, the Company recorded income tax expense of $190,000 and $313,000, reflecting an effective tax rate of 20.3% and 20.0%, respectively. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, FDII, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2021 and September 30, 2020 a valuation allowance against our deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2021, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2021, the Company does not have material lease commitments that have not commenced.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and six months ended March 31, 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease expense within:	2021	2020	2021	2020
Cost of sales	$252,459	$218,874	$505,395	$404,502
Selling, general and administrative	55,335	55,398	110,733	111,764
Total lease expense	$307,794	$274,272	$616,128	$516,266

Future maturities of lease liabilities were as follows as of March 31, 2021:

FY2021	$485,717
FY2022	986,844
FY2023	943,682
FY2024	516,725
FY2025	217,552
Thereafter	-
Total lease payments	3,150,520
Less: Interest	(182,281)
Present value of lease liabilities	$2,968,239

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2021 were 3.33 years and 3.40%, respectively, compared to 4.78 years and 3.48%, respectively, as of March 31, 2021. For the three and six months ended March 31, 2021, the operating cash outflows from the Company’s leases was $240,066 and $479,801, respectively, compared to $168,815 and $336,655, for the three and six months ended March 31, 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2020 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2021 and 2020 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2020.

OVERVIEW

General

Clearfield, Inc. (“Clearfield” or the “Company”) designs, manufactures, and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States (“U.S.”), which include Community Broadband, MSO’s, and National Carriers, while also serving the broadband needs of the International markets, primarily countries in the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for its Legacy customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

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

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our order backlog going forward. However, in the event of serious border restrictions or border delays, component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 vS. three months ended March 31, 2020

Net sales for the second quarter of fiscal 2021 ended March 31, 2021 were $29,692,000, an increase of approximately 45% or $9,283,000, from net sales of $20,409,000 for the second quarter of fiscal 2020. Net sales to Broadband Service Providers were $28,934,000 in the second quarter of fiscal 2021 versus $19,642,000 in the same period of fiscal 2020. Among this group, the Company recorded $1,948,000 in International sales for the second quarter of fiscal 2021 versus $919,000 in the same period of fiscal 2020. Net sales to Legacy customers were $758,000 in the second quarter of fiscal 2021 versus $766,000 in the same period of fiscal 2020. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, International sales represented 7% and 5% of total net sales for the second quarter of fiscal 2021 and 2020, respectively.

The increase in net sales for the quarter ended March 31, 2021 of $9,283,000 compared to the quarter ended March 31, 2020 was driven primarily by increased sales to Community Broadband Service Providers, MSO and International customers of $8,296,000, $1,581,000, and $1,029,000, respectively. Offsetting this was decreased sales to Tier 1 customers of $1,623,000. Net sales to Legacy customers remained relatively consistent over this period. The increase to Community Broadband and MSO customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment. The increase in International sales was driven by government funding of deployments within those markets. The decrease in sales to Tier 1 customers is due to COVID-19 constraints limiting the deployment of fiber products into the access part of Tier 1 networks.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to COVID-19, global supply chain issues and the impact of government programs. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the second quarter of fiscal 2021 was $16,750,000, an increase of $4,493,000, or 37%, from $12,257,000 in the comparable period of fiscal 2020. Gross profit percent was 43.6% of net sales in the second quarter of fiscal 2021, an increase from 39.9% of net sales for the second quarter of fiscal 2020. Gross profit increased $4,790,000 or 59%, to $12,942,000 for the three months ended March 31, 2021 from $8,151,000 in the comparable period in fiscal 2020. The increase in gross profit in the second quarter of fiscal 2021 was due to increased volume of net sales described above while the increase in gross profit percent was primarily due to a favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plants and efficiencies realized from higher sales volumes. In the second quarter of fiscal 2021, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased $1,058,000, or 14%, to $8,490,000 in the second quarter fiscal 2021 from $7,431,000 for the fiscal 2020 second quarter. The increase in expense in the second quarter of fiscal 2021 consists primarily of increases of $1,405,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, and increased stock compensation expense of $231,000, offset by a recovery of bad debt expense of $210,000 and a decrease in travel and entertainment expenses of $335,000 due to COVID-19 restrictions. In the second quarter of fiscal 2021, other than the travel and entertainment costs mentioned above, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the quarter ended March 31, 2021 was $4,451,000 compared to $720,000 for the comparable quarter of fiscal 2020, an increase of approximately 518%. This increase is attributable to increased gross profit driven by higher sales, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended March 31, 2021 was $123,000 compared to $218,000 for the comparable quarter for fiscal 2020. The decrease is due to lower interest rates earned on investments in the second quarter of fiscal 2021. We expect interest income to decline due to the prevailing lower interest rates in the current economic environment.

We recorded a provision for income taxes of $935,000 and $190,000 for the three months ended March 31, 2021 and 2020, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $745,000 from the second quarter for fiscal 2020 is primarily due to increased income from operations. The income tax expense rate for the second quarter of fiscal 2021 was 20.4%, relatively unchanged from 20.3% recorded in the second quarter of fiscal 2020.

The Company’s net income for the three months ended March 31, 2021 was $3,640,000, or $0.27 per basic and diluted share. The Company’s net income for the three months ended March 31, 2020 was $748,000, or $0.05 per basic and diluted share.

Six months ended March 31, 2021 vS. six months ended March 31, 2020

Net sales for the six months ended March 31, 2021 were $56,784,000, an increase of 43%, or approximately $16,998,000, from net sales of $39,787,000 for the first six months of fiscal 2020. Net sales to Broadband Service providers were $55,507,000 for the first six months of fiscal 2021, versus $37,798,000 in the same period of fiscal 2020. Among this group, the Company recorded $3,008,000 in International sales versus $2,055,000 in the same period of fiscal 2020. Net sales to Legacy customers were $1,277,000 in the first six months of fiscal 2021 versus $1,990,000 in the same period of fiscal 2020. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, International sales represented 5% of total net sales for the first six months of fiscal 2021 and 2020.

The increase in net sales for the six months ended March 31, 2021 of $16,998,000 compared to the six months ended March 31, 2020 is primarily attributable to an increase in sales to Community Broadband, MSO and International customers of $16,490,000, $2,282,000 and $907,000, respectively. This was offset by decreased sales to Tier 1 and Legacy customers of $1,999,000, and $683,000, respectively. The increase to Community Broadband and MSO customers was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment. The increase in International sales was driven by government funding of deployments within those markets. The decrease in sales to Tier 1 customers is the result of COVID-19 constraints limiting the deployment of fiber products into the access part of the network.

Cost of sales for the six months ended March 31, 2021 was $32,473,000, an increase of $8,566,000, or 36%, from $23,908,000 in the comparable period of fiscal 2020. Gross profit percent was 42.8% of net sales in the fiscal 2021 first six months, up from 39.9% for the comparable six months in fiscal 2020. Gross profit increased $8,432,000, or 53%, to $24,311,000 for the six months ended March 31, 2021 from $15,879,000 in the comparable period in fiscal 2020. The increase in gross profit in the six months ended March 31, 2021 was due to increased volume of net sales described above and a higher gross profit percent. The increase in gross profit percent was primarily due to favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plants and efficiencies realized from higher sales volumes. In the six months ended March 31, 2021, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased 9%, or $1,388,000, from $14,758,000 for the first six months of fiscal 2020 to $16,146,000 for the first six months of fiscal 2021. The increase in the first six months of fiscal 2021 consists primarily of increases of $2,214,000 in compensation expense due to additional personnel along with increased wages and performance compensation accruals driven by higher net sales, and increased stock compensation expense of $276,000, offset by a recovery of bad debt expense of $210,000 and decreases in travel, entertainment and trade show expenses of $807,000 due to COVID-19 restrictions. In the six months ended March 31, 2021, other than the travel, entertainment and trade show costs mentioned above, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the six months ended March 31, 2021 was $8,165,000 compared to income from operations of $1,121,000 for the first six months of fiscal 2020, an increase of $7,044,000, or 628%. This increase is primarily attributable to increased gross profit driven by higher sales, offset by increased selling, general and administrative expenses.

Interest income for the six months ended March 31, 2021 was $257,000 compared to $441,000 for the comparable period for fiscal 2020. The decrease is due to lower interest rates earned on investments in the second quarter of fiscal 2021. We expect interest income to decline due to the prevailing lower interest rates in the current economic environment.

We recorded a provision for income taxes of $1,619,000 and $313,000 for the six months ended March 31, 2021 and 2020, respectively. The increase in tax expense of $1,306,000 from the six months ended March 31, 2020 is primarily due to increased income from operations. The decrease in the income tax expense rate to 19.2% for the six months ended March 31, 2021 from 20.0% for the six months ended March 31, 2020 is primarily due to excess tax benefits from non-qualified stock options exercised during the six months ended March 31, 2021.

The Company’s net income for the first six months of fiscal 2021 ended March 31, 2021 was $6,803,000, or $0.50 per basic and diluted share. The Company’s net income for the first six months of fiscal 2020 ended March 31, 2020 was $1,249,000, or $0.09 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $32,297,000 as of March 31, 2021 compared to $27,032,000 as of September 30, 2020. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $25,565,000 as of March 31, 2021, compared to $25,143,000 as of September 30, 2020. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the second quarter of fiscal 2021, our cash, cash equivalents and short-term and long-term investments increased to $57.9 million compared to $54.4 million as of the prior quarter end. We had no long-term debt obligations as of March 31, 2021 or September 30, 2020.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impacts on the Company’s business due to COVID-19 or supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash provided by operating activities totaled $6,700,000 for the six months ended March 31, 2021. This was primarily due to net income of $6,803,000, non-cash expenses for depreciation and amortization of $1,139,000, and stock-based compensation of $623,000 in addition to changes in operating assets and liabilities providing cash. The primary changes in operating assets and liabilities using cash include an increase in accounts receivable of $2,908,000, offset by increases in accounts payable and accrued expenses of $1,240,000. The increase in accounts receivable is due to increased sales during the most recent quarter and the timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased five days to 40 days from September 30, 2020 to March 31, 2021. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter and $2,373,000 of fiscal 2020 accrued bonus compensation accruals paid in the first quarter of fiscal 2021.

Net cash provided by operating activities totaled $2,296,000 for the six months ended March 31, 2020. This was primarily due to net income of $1,249,000, non-cash expenses for depreciation and amortization of $1,211,000, and stock-based compensation of $329,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include increases in inventory of $2,675,000 and accounts payable, accrued expenses and deferred rent of $1,091,000, offset by a decrease in accounts receivable of $1,049,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased backlog, and additional safety stock due to the uncertainty of the COVID-19 virus on the Company’s supply chain. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Day’s sales outstanding, which measures how quickly receivables are collected, increased one day to 36 days from September 30, 2019 to March 31, 2020.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2021, we used cash to purchase $6,448,000 of FDIC-backed securities and received $6,651,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $682,000 of cash during the six months ended March 31, 2021.

During the six months ended March 31, 2020, we used cash to purchase $19,077,000 of both FDIC-backed and treasury securities and received $16,720,000 on CDs and treasuries that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,183,000 of cash during the six months ended March 31, 2020.

Financing Activities

For the six months ended March 31, 2021, we received $179,000 from employees’ participation and purchase of stock through our ESPP, we used $456,000 related to share withholding for taxes associated with the issuance of common stock upon cashless exercise of stock options and used $54,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the six months ended March 31, 2021.

For the six months ended March 31, 2020, we received $170,000 from employees’ participation and purchase of stock through our ESPP and used $6,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We used $429,000 to repurchase 41,796 shares of our common stock under the share repurchase program in the six months ended March 31, 2020.

As of March 31, 2021 and March 31, 2020, we had the authority to purchase approximately $4,981,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2021.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The risk factor below supplements and should be read in conjunction with the risk factors under Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2020.

If any of the risks set forth below or in our Annual Report on Form 10-K for the year September 30, 2020 actually occur, our business, results of operations and financial condition and the market price of our common stock could be negatively impacted. Although we believe that these are most significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. Any forecast regarding our future performance, including, but not limited to, forecasts regarding future net sales, timing of customer orders, impact of government programs on customer demand, product mix, margins, expenses, or net income, are forward-looking statements. These forward-looking statements reflect various assumptions and are subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forward-looking statement, including the risks reflected in these risk factors.

We depend on the availability of sufficient supply of certain materials and global disruptions in the supply chain for these materials could prevent us from meeting customer demand for our products.

We purchase critical components for our products, including injected molded parts, various cabling, optical components, and connectors from third parties, some of whom are single- or limited-source suppliers.

We depend on the ability of these third-party suppliers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity. The global supply chain for raw materials critical to our products, such as resin used to manufacture plastics and fiber optic cable, recently has suffered shortages, shipping delays and shipping shortages. This has led some manufacturers who depend on these raw materials to experience shortages, delivery delays and price increases for both the raw materials and shipping, with the corresponding consequence that these manufacturers may be delayed in delivering products to their customers or may charge higher prices for these products, or there may be increased shipping costs associated with the products. Some manufacturers have allocated short supply among their customers. Additionally, the COVID-19 pandemic has driven demand for certain goods that have exacerbated these disruptions as supply has not kept pace with demand. We believe these global supply chain issues will persist and will likely intensify in 2021 due to the complex and compounding problems associated with shortages of personnel due to the COVID-19 pandemic, backlogs at ports, shortages of shipping containers, freezing weather in Texas affecting the petrochemical industry, the blockage of the Suez Canal affecting the flow of trade, and other logistical issues.

In the first half of fiscal 2021, Clearfield has experienced and expects to continue to experience increased demand for its products from its customers, putting pressure on Clearfield’s supply chain to meet demand amidst these global issues. While we have not experienced significant increases in costs or delays in obtaining the materials and components for our products from our suppliers, we cannot assure you that we will not experience these costs or delays in the future. Clearfield’s ability to recognize revenue in the future for customer orders will depend on our ability to manufacture and deliver products to the customers and fulfill its other contractual obligations. Our ability to meet expected future customer demand for our products will in turn depend upon our suppliers receiving timely and adequate supply of raw materials to be able to produce the critical materials and components they supply to us. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we also compete with other companies for the production capacity of manufacturers of the materials and components we need for our products. We also are exposed to potentially increasing costs associated with the materials and components we purchase from suppliers or increased costs associated with shipping generally. We may attempt to mitigate the effect of increases in our cost of goods sold through sourcing or stocking initiatives and by selectively increasing the prices of our products. However, we may be unable to fully pass on these costs to our customers.

The reduction of available production capacity among our suppliers, their failures to meet production deadlines or increases to us in their manufacturing or shipping costs may impact our ability to deliver quality products to our customers on a timely basis, make our products less competitive due to extended delivery times or increased price, negatively impact our customer or distributor relationships, and result in lower net sales and profit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2021, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2021	—	$—	—	$4,980,671
February 1-28, 2021	1,750	24.72	—	4,980,671
March 1-31, 2021	—	—	—	4,980,671
Total	1,750	24.72	—	$4,980,671

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

In the three months ended March 31, 2021, the Company repurchased a total of 1,750 shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

Exhibit 31.1*	–	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 *	–	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 **	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

April 28, 2021	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2021	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

