Form 10-Q
period 2021-06-30
Clearfield, Inc.
filed 2021-07-23
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 12, 2021
Common stock, par value $.01	13,742,545

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) June 30, 2021	September 30, 2020
Assets
Current Assets
Cash and cash equivalents	$21,305,392	$16,449,636
Short-term investments	10,864,831	10,582,527
Accounts receivables, net	16,182,713	10,496,672
Inventories, net	20,979,139	14,408,538
Other current assets	652,320	585,436
Total current assets	69,984,395	52,522,809

Property, plant and equipment, net	4,925,245	4,952,819

Other Assets
Long-term investments	26,721,221	25,143,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,765,194	4,986,216
Right of use lease assets	2,515,743	2,539,100
Deferred tax asset	178,118	178,118
Other	259,548	266,857
Total other assets	39,148,335	37,821,802
Total Assets	$114,057,975	$95,297,430

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$901,063	$665,584
Accounts payable	6,648,416	3,689,587
Accrued compensation	7,014,488	4,856,885
Accrued expenses	1,150,672	1,202,753
Total current liabilities	15,714,639	10,414,809

Other Liabilities
Long-term portion of lease liability	1,849,067	2,129,343
Total other liabilities	1,849,067	2,129,343
Total liabilities	17,563,706	12,544,152

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,742,545 and 13,649,962 shares issued and outstanding as of June 30, 2021 and September 30, 2020	137,425	136,500
Additional paid-in capital	58,341,635	57,502,905
Retained earnings	38,015,209	25,113,873
Total shareholders’ equity	96,494,269	82,753,278
Total Liabilities and Shareholders’ Equity	$114,057,975	$95,297,430

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF EARNINGS
UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$38,735,356	$25,970,045	$95,519,437	$65,756,545

Cost of sales	21,597,574	15,179,875	54,070,830	39,087,407

Gross profit	17,137,782	10,790,170	41,448,607	26,669,138

Operating expenses
Selling, general and administrative	9,435,877	7,207,157	25,581,534	21,965,038
Income from operations	7,701,905	3,583,013	15,867,073	4,704,100

Interest income	121,208	174,555	378,263	615,523

Income before income taxes	7,823,113	3,757,568	16,245,336	5,319,623

Income tax expense	1,725,000	763,000	3,344,000	1,076,000
Net income	$6,098,113	$2,994,568	$12,901,336	$4,243,623

Net income per share Basic	$0.44	$0.22	$0.94	$0.31
Net income per share Diluted	$0.44	$0.22	$0.94	$0.31

Weighted average shares outstanding:
Basic	13,732,913	13,497,955	13,718,394	13,510,413
Diluted	13,812,510	13,497,955	13,762,897	13,547,124

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

For the three months ended June 30, 2021
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at March 31, 2021	13,732,806	$137,328	$57,794,061	$31,917,096	$89,848,485
Stock-based compensation expense	-	-	343,055	-	343,055
Issuance of common stock under employee stock purchase plan	9,739	97	204,519	-	204,616
Net income	-	-	-	6,098,113	6,098,113
Balance at June 30, 2021	13,742,545	$137,425	$58,341,635	$38,015,209	$96,494,269

For the three months ended June 30, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance at March 31, 2020	13,627,639	$136,276	$57,042,604	$19,069,862	$76,248,742
Stock-based compensation expense	-	-	213,361	-	213,361
Issuance of common stock under employee stock purchase plan	15,116	151	178,973	-	179,124
Exercise of stock options, net of shares exchanged for payment	4,250	43	8,343	-	8,386
Net income	-	-	-	2,994,568	2,994,568
Balance at June 30, 2020	13,647,005	$136,470	$57,443,281	$22,064,430	$79,644,181

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

For the nine months ended June 30, 2021
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2020	13,649,962	$136,500	$57,502,905	$25,113,873	$82,753,278
Stock-based compensation expense	-	-	966,290	-	966,290
Restricted stock issuance, net	36,509	365	(365)	-	-
Issuance of common stock under employee stock purchase plan	24,750	247	383,450	-	383,697
Exercise of stock options, net of shares exchanged for payment	33,543	336	(456,460)	-	(456,124)
Tax withholding related to vesting of restricted stock grants	(2,219)	(23)	(54,185)	-	(54,208)
Net income	-	-	-	12,901,336	12,901,336
Balance at June 30, 2021	13,742,545	$137,425	$58,341,635	$38,015,209	$96,494,269

For the nine months ended June 30, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Repurchase of common stock	(41,796)	(418)	(428,236)	-	(428,654)
Stock-based compensation expense	-	-	541,884	-	541,884
Restricted stock issuance, net	9,580	96	(96)	-	-
Issuance of common stock under employee stock purchase plan	30,223	302	348,474	-	348,776
Exercise of stock options, net of shares exchanged for payment	7,646	76	10,892	-	10,968
Tax withholding related to vesting of restricted stock grants	(453)	(4)	(5,799)	-	(5,803)
Net income	-	-	-	4,243,623	4,243,623
Balance at June 30, 2020	13,647,005	$136,470	$57,443,281	$22,064,430	$79,644,181

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$12,901,336	$4,243,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,725,509	1,824,517
Change in allowance for doubtful accounts	209,612	-
Amortization of discount on investments	(876)	(64,327)
Stock-based compensation	966,290	541,884
Changes in operating assets and liabilities:
Accounts receivable	(5,895,653)	18,912
Inventories, net	(6,570,601)	(5,868,972)
Other assets	(261,371)	190,796
Accounts payable and accrued expenses	5,042,911	1,553,798
Net cash provided by operating activities	8,117,157	2,440,231

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(1,275,117)	(1,493,341)
Purchases of investments	(11,903,649)	(31,837,930)
Proceeds from maturities of investments	10,044,000	30,163,000
Net cash used in investing activities	(3,134,766)	(3,168,271)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	383,697	348,776
Tax withholding and proceeds related to exercise of stock options	(456,124)	10,968
Tax withholding related to vesting of restricted stock grants	(54,208)	(5,803)
Repurchase of common stock	-	(428,654)
Net cash used in financing activities	(126,635)	(74,713)

Increase (Decrease) in cash and cash equivalents	4,855,756	(802,753)

Cash and cash equivalents, beginning of period	16,449,636	10,081,721

Cash and cash equivalents, end of period	21,305,392	9,278,968

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$3,559,502	$469,529

Non-cash financing activities
Cashless exercise of stock options	$1,269,414	$10,962

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2021 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2023, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Note 2. Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,098,113	$2,994,568	$12,901,336	$4,243,623
Weighted average common shares	13,732,913	13,497,955	13,718,394	13,510,413
Dilutive potential common shares	79,597	-	44,503	36,711
Weighted average dilutive common shares outstanding	13,812,510	13,497,955	13,762,897	13,547,124
Net income per common share:
Basic	$0.44	$0.22	$0.94	$0.31
Diluted	$0.44	$0.22	$0.94	$0.31

Note 3. Cash, Cash Equivalents, and Investments

The Company invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as U.S. Treasury securities and money market accounts. CDs and US Treasuries with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of June 30, 2021 and September 30, 2020 are as follows:

	June 30, 2021	September 30, 2020
Less than one year	$10,864,831	$10,582,527
1-5 years	26,721,221	25,143,000
Total	$37,586,052	$35,725,527

Note 4. Stock-Based Compensation

The Company recorded $343,055 and $966,290 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2021, respectively. For the three months ended June 30, 2021, $328,710 of this expense is included in selling, general and administrative expense, and $14,345 is included in cost of sales.  For the nine months ended June 30, 2021, $923,256 of this expense is included in selling, general and administrative expense, and $43,034 is included in cost of sales. The Company recorded $213,361 and $541,884 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2020, respectively.  For the three months ended June 30, 2020, $207,653 of this expense is included in selling, general and administrative expense, and $5,708 is included in cost of sales.  For the nine months ended June 30, 2020, $526,580 of this expense is included in selling, general and administrative expense, and $15,304 is included in cost of sales.   As of June 30, 2021, $2,866,298 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 3.2 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the nine months ended June 30, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74. During the nine months ended June 30, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 121,350 shares of common stock with a weighted average contractual term of 5.71 years, a weighted average 4.71 year vesting term, and an exercise price of $12.43.

The fair value of stock option awards during the nine months ended June 30, 2021 was estimated as of the grant date using the assumptions listed below:

Nine months ended June 30, 2021
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

The following is a summary of stock option activity during the nine months ended June 30, 2021:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2020	337,100	$12.48
Granted	105,089	23.74
Exercised	(101,800)	12.47
Forfeited or Expired	(38,709)	13.68
Outstanding as of June 30, 2021	301,680	$16.25

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2021, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.55 years and their aggregate intrinsic value was $1,292,691.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2021, the Company granted non-employee directors elected at the Company’s 2021 Annual Meeting of Shareholders restricted stock awards totaling 2,120 shares of common stock, with a vesting term of approximately one year and a fair value of $32.41 per share. During the nine months ended June 30, 2021, the Company also granted employees restricted stock awards totaling 37,687 shares of common stock, with a vesting term of approximately three years and a fair value of $23.74 per share.

During the nine months ended June 30, 2020, the Company granted non-employee directors elected at the Company’s 2020 Annual Meeting of Shareholders restricted stock awards totaling 5,830 shares of common stock, with a vesting term of approximately one year and a fair value of $10.72 per share. The Company also granted 5,000 shares of restricted stock, with a vesting term of approximately one year and a fair value of $11.01 per share.

Restricted stock transactions during the nine months ended June 30, 2021 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2020	109,070	$12.97
Granted	39,807	24.20
Vested	(12,230)	11.08
Forfeited	(3,298)	16.07
Unvested as of June 30, 2021	133,349	$16.41

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on June 30, 2021 and December 31, 2020, employees purchased 9,739 and 15,011 shares at a price of $21.01 and $11.93 per share, respectively. After the employee purchase on June 30, 2021, 194,873 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
United States	$35,810,360	$25,090,614	$89,586,498	$62,765,455
All other countries	2,924,996	879,431	5,932,939	2,991,090
Total Net Sales	$38,735,356	$25,970,045	$95,519,437	$65,756,545

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Broadband service providers	98%	97%	98%	96%
Legacy customers	2%	3%	2%	4%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2021 and September 30, 2020, the balance in the allowance for doubtful accounts was $79,473 and $289,085, respectively. The allowance for doubtful accounts decreased by the amount recovered during the three months ended March 31, 2021 on an account previously reserved.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

	June 30, 2021	September 30, 2020
Raw materials	$16,881,148	$12,287,134
Work-in-process	2,866,264	1,033,021
Finished goods	2,373,251	2,048,514
Inventories, gross	22,120,663	15,368,669
Inventory reserve	(1,141,524)	(960,131)
Inventories, net	$20,979,139	$14,408,538

Note 7. Major Customer Concentration

For the three months ended June 30, 2021, Customers A and B comprised 18% and 12% of the Company’s net sales, respectively. For the nine months ended June 30, 2021, Customers A and B comprised 20% and 11% of the Company’s net sales, respectively. Both of these customers were distributors. For the three months ended June 30, 2020, Customer A comprised 20% and Customer B comprised 11% of the Company’s net sales. For the nine months ended June 30, 2020, Customers A and B comprised 20% and 11% of the Company’s net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of June 30, 2021, Customers A and B accounted for 13% and 14% of accounts receivable, respectively. Customer C accounted for 11% of accounts receivable. As of September 30, 2020, Customers A, B, and C accounted for 13%, 12%, and 0% of accounts receivable, respectively. Customers A and B are distributors and Customer C is a telecommunications service provider.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of goodwill. During the nine months ended June 30, 2021, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2021, the Company has 28 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2020 did not indicate an impairment of our intangible assets. During the nine months ended June 30, 2021, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three and nine months ended June 30, 2021, the Company recorded income tax expense of $1,725,000 and $3,344,000, reflecting an effective tax rate of 22.1% and 20.6%, respectively. The differences between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2021 were primarily related to excess tax benefits from non-qualified stock options exercised during the period, research and development credits, and foreign derived intangibles income deduction (FDII). For the three and nine months ended June 30, 2020, the Company recorded income tax expense of $763,000 and $1,076,000 reflecting an effective tax rate of 20.3% and 20.2%, respectively. The differences between the effective tax rate and the statutory tax rate were related to nondeductible meals and entertainment, nondeductible stock compensation, FDII, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws.  The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings.  The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of June 30, 2021 and September 30, 2020 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2021, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Leases

The Company leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing and warehouse space.  The lease term is ten years and two months, ending on February 28, 2025.   Upon proper notice and payment of a termination fee of approximately $249,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent. The renewal and termination options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

On October 9, 2020, the Company entered into an indirect lease arrangement for its existing 46,000 square foot manufacturing facility in Tijuana, Mexico. The Company had previously been leasing this facility on a month to month basis after its three-year lease expired on July 31, 2020. The new lease term is three years.  This lease contains an option to renew and rent payments that increase annually based on U.S. inflation for the preceding 12 months.

On February 12, 2020, the Company entered into an indirect lease arrangement for an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is approximately 42 months and commenced on February 12, 2020. The lease contains options to renew for two additional consecutive periods of three years each.

         Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2021, the Company does not have material lease commitments that have not commenced.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and nine months ended June 30, 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease expense within:	2021	2020	2021	2020
Cost of sales	$242, 178	$247,897	$747,573	$652,399
Selling, general and administrative	51,275	54,345	162,008	166,109
Total lease expense	$293,453	$302,242	$909,581	$818,508

Future maturities of lease liabilities were as follows as of June 30, 2021:

FY2021	$242,982
FY2022	986,844
FY2023	943,682
FY2024	516,725
FY2025	217,552
Thereafter	-
Total lease payments	2,907,785
Less: Interest	(157,655)
Present value of lease liabilities	$2,750,130

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2021 were 3.09 years and 3.41%, respectively, compared to 4.21 years and 3.48%, respectively, as of June 30, 2020. For the three and nine months ended June 30, 2021, the operating cash outflows from the Company’s leases was $242,736 and $722,537, respectively, compared to $237,726 and $574,381, for the three and nine months ended June 30, 2020, respectively.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2021 and 2020 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2020.

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

Under U.S. federal and state guidance in response to the COVID-19 pandemic, Clearfield’s operations are classified as part of the Cybersecurity and Infrastructure Security Agency (“CISA”) critical infrastructure sector and similar categorization in Minnesota. In March 2020, we transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements and they currently continue primarily working remote. In accordance with the Centers for Disease Control and Prevention (“CDC”) and World Health Organization (“WHO”) guidelines, we implemented and have continued health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have maintained our manufacturing capacity in Brooklyn Park with these personnel at near historic levels. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities. Throughout the COVID-19 pandemic, the Company has closely monitored the operations and staffing levels at its Brooklyn Park facility and its two manufacturing facilities in Tijuana, Mexico.

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our order backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 10 weeks for certain product categories. Over calendar 2021, the Company expects to work to normalize lead times to more historic levels of 4 to 6 weeks from receipt of purchase order.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

Net sales for the third quarter of fiscal 2021 ended June 30, 2021 were $38,735,000, an increase of approximately 49% or $12,765,000, from net sales of $25,970,000 for the third quarter of fiscal 2020. Net sales to Broadband Service Providers were $38,098,000 in the third quarter of fiscal 2021 versus $25,293,000 in the same period of fiscal 2020. Among this group, the Company recorded $2,925,000 in International sales for the third quarter of fiscal 2021 versus $879,000 in the same period of fiscal 2020. Net sales to Legacy customers were $637,000 in the third quarter of fiscal 2021 versus $678,000 in the same period of fiscal 2020. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, International sales represented 8% and 3% of total net sales for the third quarter of fiscal 2021 and 2020, respectively.

The increase in net sales for the quarter ended June 30, 2021 of $12,765,000 compared to the quarter ended June 30, 2020 was driven primarily by increased sales to Community Broadband Service Providers, International and MSO customers of $10,631,000, $2,046,000, and $704,000, respectively. Offsetting this was decreased sales to Tier 1 customers of $564,000. Net sales to Legacy customers remained relatively consistent over this period. The increase to Community Broadband and MSO customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment. The increase in International sales is a result of an increase in demand as purchases in the prior year were negatively affected by COVID-19. The decrease in sales to Tier 1 customers is due to a reduction in capital spending in the consumer markets for fiber to the home at one of our Tier 1 customers resulting in a slower pace of their spend with us. In addition, the global pandemic has stalled the introduction and training of our new technologies into the Tier 1 market.

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

Cost of sales for the third quarter of fiscal 2021 was $21,598,000, an increase of $6,418,000, or 42%, from $15,180,000 in the comparable period of fiscal 2020. Gross profit percent was 44.2% of net sales in the third quarter of fiscal 2021, an increase from 41.5% of net sales for the third quarter of fiscal 2020. Gross profit increased $6,348,000 or 59%, to $17,138,000 for the three months ended June 30, 2021 from $10,790,000 in the comparable period in fiscal 2020. The increase in gross profit in the third quarter of fiscal 2021 was due to increased volume of net sales described above while the increase in gross profit percent was primarily due to a favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plants and efficiencies realized from higher sales volumes.

Selling, general and administrative expenses increased $2,229,000 or 31%, to $9,436,000 in the third quarter fiscal 2021 from $7,207,000 for the fiscal 2020 third quarter.  The increase in expense in the third quarter of fiscal 2021 consists primarily of increases of $1,666,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, increased  travel and entertainment expenses of $181,000 due to fewer COVID-19 travel restrictions, and increased stock compensation expense of $121,000, offset by decreased development costs of $173,000.

Income from operations for the quarter ended June 30, 2021 was $7,702,000 compared to $3,583,000 for the comparable quarter of fiscal 2020, an increase of approximately 115%. This increase is attributable to increased gross profit driven by higher sales in the Company’s Community Broadband market, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended June 30, 2021 was $121,000 compared to $175,000 for the comparable quarter for fiscal 2020.  The decrease is due to lower interest rates earned on investments in the third quarter of fiscal 2021.  We expect interest income may decline due to the prevailing lower interest rates in the current economic environment.

We recorded a provision for income taxes of $1,725,000 and $763,000 for the three months ended June 30, 2021 and 2020, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The increase in tax expense of $962,000 from the third quarter for fiscal 2020 is primarily due to increased income from operations.  The income tax expense rate for the third quarter of fiscal 2021 increased to 22.1%, from 20.3% recorded in the third quarter of fiscal 2020, due to increased income from operations.

The Company’s net income for the three months ended June 30, 2021 was $6,098,000, or $0.44 per basic and diluted share. The Company’s net income for the three months ended June 30, 2020 was $2,995,000, or $0.22 per basic and diluted share.

NINE MONTHS ENDED JUNE 30, 2021 VS. NINE MONTHS ENDED JUNE 30, 2020

Net sales for the nine months ended June 30, 2021 were $95,519,000, an increase of 45%, or approximately $29,763,000, from net sales of $65,757,000 for the first nine months of fiscal 2020. Net sales to Broadband Service providers were $93,569,000 for the first nine months of fiscal 2021, versus $63,102,000 in the same period of fiscal 2020. Among this group, the Company recorded $5,933,000 in International sales versus $2,991,000 in the same period of fiscal 2020. Net sales to Legacy customers were $1,951,000 in the first nine months of fiscal 2021 versus $2,655,000 in the same period of fiscal 2020. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, International sales represented 6% and 5% of total net sales for the first nine months of fiscal 2021 and 2020, respectively.

The increase in net sales for the nine months ended June 30, 2021 of $29,763,000 compared to the nine months ended June 30, 2020 is primarily attributable to an increase in sales to Community Broadband, MSO and International customers of $27,122,000, $2,986,000 and $2,942,000, respectively. This was offset by decreased sales to Tier 1 and Legacy customers of $2,562,000, and $738,000, respectively.  The increase to Community Broadband and MSO customers was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment. The increase in International sales is a result increased demand as purchases in the prior year were negatively affected by COVID-19. The decrease in sales to Tier 1 customers is due to a reduction in capital spending in the consumer markets for fiber to the home at one of our Tier 1 customers resulting in a slower pace of their spend with us. In addition, the global pandemic has stalled the introduction and training of our new technologies into the Tier 1 market.

Cost of sales for the nine months ended June 30, 2021 was $54,071,000, an increase of $14,983,000, or 38%, from $39,087,000 in the comparable period of fiscal 2020. Gross profit percent was 43.4% of net sales in the fiscal 2021 first nine months, up from 40.6% for the comparable nine months in fiscal 2020. Gross profit increased $14,779,000, or 55%, to $41,449,000 for the nine months ended June 30, 2021 from $26,669,000 in the comparable period in fiscal 2020. The increase in gross profit in the nine months ended June 30, 2021 was due to increased volume of net sales described above and a higher gross profit percent. The increase in gross profit percent was primarily due to favorable product mix and cost reduction efforts across the Company’s product lines, including greater use of its Mexico manufacturing plants and efficiencies realized from higher sales volumes. In the nine months ended June 30, 2021, the Company did not experience any significant impacts on cost of sales due to COVID-19.

Selling, general and administrative expenses increased 16%, or $3,616,000, from $21,965,000 for the first nine months of fiscal 2020 to $25,582,000 for the first nine months of fiscal 2021. The increase in the first nine months of fiscal 2021 consists primarily of increases of $3,780,000 in compensation expense due to additional personnel along with increased wages and performance compensation accruals driven by higher net sales, and increased stock compensation expense of $397,000, offset by decreases in travel, entertainment and trade show expenses of $611,000 due to COVID-19 restrictions, and a recovery of bad debt expense of $210,000. In the nine months ended June 30, 2021, other than the travel, entertainment and trade show costs mentioned above, the Company did not experience any significant impacts on selling, general and administrative expense due to COVID-19.

Income from operations for the nine months ended June 30, 2021 was $15,867,000 compared to income from operations of $4,704,000 for the first nine months of fiscal 2020, an increase of $11,163,000, or 237%. This increase is primarily attributable to increased gross profit driven by higher sales, offset by increased selling, general and administrative expenses.

Interest income for the nine months ended June 30, 2021 was $378,000 compared to $616,000 for the comparable period for fiscal 2020. The decrease is due to lower interest rates earned on investments in the third quarter of fiscal 2021. We expect interest income to decline due to the prevailing lower interest rates in the current economic environment.

We recorded a provision for income taxes of $3,344,000 and $1,076,000 for the nine months ended June 30, 2021 and 2020, respectively. The increase in tax expense of $2,268,000 from the nine months ended June 30, 2020 is primarily due to increased income from operations. The increase in the income tax expense rate to 20.6% for the nine months ended June 30, 2021 from 20.2% for the nine months ended June 30, 2020 is primarily due to increased income from operations.

The Company’s net income for the first nine months of fiscal 2021 ended June 30, 2021 was $12,901,000, or $0.94 per basic and diluted share. The Company’s net income for the first nine months of fiscal 2020 ended June 30, 2020 was $4,244,000, or $0.31 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $32,170,000 as of June 30, 2021 compared to $27,032,000 as of September 30, 2020. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $26,721,000 as of June 30, 2021, compared to $25,143,000 as of September 30, 2020. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the third quarter of fiscal 2021, our cash, cash equivalents and short-term and long-term investments increased to $58.9 million compared to $57.9 million as of the prior quarter end. We had no long-term debt obligations as of June 30, 2021 or September 30, 2020.

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

Operating Activities

Net cash provided by operating activities totaled $8,117,000 for the nine months ended June 30, 2021. This was primarily due to net income of $12,901,000, non-cash expenses for depreciation and amortization of $1,726,000, and stock-based compensation of $966,000 in addition to changes in operating assets and liabilities providing cash. The primary changes in operating assets and liabilities using cash include an increase in inventory of $6,571,000, and accounts receivable of $5,896,000, offset by increases in accounts payable and accrued expenses of $5,043,000. The increase in accounts receivable is due to increased sales during the most recent quarter and the timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased five days to 38 days from September 30, 2020 to June 30, 2021. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter and $4,500,000 of fiscal 2021 incentive compensation accruals.

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

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2021, we used cash to purchase $11,904,000 of U.S. Treasury and FDIC-backed securities and received $10,044,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,275,000 of cash during the nine months ended June 30, 2021.

During the nine months ended June 30, 2020, we used cash to purchase $31,838,000 of both FDIC-backed and treasury securities and received $30,163,000 on CDs and treasuries that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,493,000 of cash during the nine months ended June 30, 2020.

Financing Activities

For the nine months ended June 30, 2021, we received $384,000 from employees’ participation and purchase of stock through our ESPP, we used $456,000 related to share withholding for taxes associated with the issuance of common stock upon cashless exercise of stock options and used $54,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the nine months ended June 30, 2021.

For the nine months ended June 30, 2020, we received $349,000 from employees’ participation and purchase of stock through our ESPP and used $6,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We used $429,000 to repurchase 41,796 shares of our common stock under the share repurchase program in the nine months ended June 30, 2020.

As of June 30, 2021 and June 30, 2020, we had the authority to purchase approximately $4,981,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19 and the Company’s desire to maintain capital flexibility.

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

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2021.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2020 and the supplemental risk factor under Part II, Item 1A ”Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as supplemented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2021, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2021	-	-	-	$4,980,671
May 1-31, 2021	-	-	-	4,980,671
June 1-30, 2021	-	-	-	4,980,671
Total	-	-	-	$4,980,671

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

In the three months ended June 30, 2021, the Company did not repurchased any shares in connection with payment of taxes upon vesting of restricted stock previously issued to employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 31.1*	–	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 31.2 *	–	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 32.1 **	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350
* Filed herewith.
**Furnished herewith.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

July 23, 2021	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

July 23, 2021	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)