Form 10-K
period 2021-09-30
Clearfield, Inc.
filed 2021-11-10
CIK 796505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2021.

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

☐ Yes       ☒ No

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $338,805,975.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of November 1, 2021
Common stock, par value $.01	13,732,188

Documents Incorporated by Reference:

Portions of our proxy statement for the 2022 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.          BUSINESS

Background

Clearfield, Inc. (referred to herein as “Clearfield,” “we,” “us,” “our,” and the “Company”) designs, manufactures and distributes fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space across North America. Our “fiber to anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (“Traditional Carriers”), wireless operators, Multiple Systems Operators and Cable TV companies (“MSO’s”), and competitive local exchange carriers (“Alternative Carriers”), while also catering to the broadband needs of the utility/municipality, enterprise, and data center markets.

We were incorporated under the laws of Minnesota and founded in 1979.  Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.seeclearfield.com.  The information available on our website is not part of this Report.  Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, like Clearfield, that file electronically with the SEC and that internet site is http://www.sec.gov.

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

Our products allow our customers to connect twice as many homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time.  Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service.  Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up.  Finally, Clearfield is removing barriers to wireless 4G/5G small cell, Cloud Radio Access Network (“C-RAN”), and distributed antenna system (“DAS”) deployments through better fiber management, test access, and fiber protection.

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

Active Cabinets (“ODC”), Fiber Active Cabinet (“FAC”), and FiberFlex product lines feature either fully integrated, fully engineered cabinets equipped with specific active electronics configurations or universal cabinets ready for mounting other electronic equipment.  This product line features Clearfield’s fiber management solutions housing the Clearview Cassette. The FieldSmart® FAC and FiberFlex product line of outdoor active cabinets feature multiple sizes for universal configurations of electronic equipment.

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

StreetSmart® is a portfolio of fiber management products engineered from street-proven experience. The StreetSmart portfolio enables easy access to fibers while maintaining fiber management and fiber routing design principles.

Fiber and Copper assemblies - Clearfield manufactures high quality with an industry-standard or customer-specified configuration.  In addition, Clearfield’s engineering services team works alongside the engineering design departments of our original equipment manufacturer (“OEM”) customers to design and manufacture custom solutions for both in-the-box as well as network connectivity assemblies specific to that customer’s product line.

Markets and Customers

Clearfield’s products are sold across broadband service providers, which we categorize as National Carrier (wireless/wireless national telco carriers (Tier 1)), Community Broadband (Tier 2 and 3 telco carriers, utilities, municipalities, and alternative carriers), Multiple System Operators (cable television), International (primarily Central/Latin America and Canada), and Legacy build-to-print copper and fiber assemblies (primarily contract manufacturing).  The Company’s products are sold direct to customers through the Company’s sales force as well as through authorized distributors. In addition, the Company uses manufacturing sales representatives and sales agents for customer and geography specific needs.

FTTP

Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user.  The Company’s sales and marketing efforts have principally been focused on the U.S., with investments in Canada and Central/Latin America.

FTTB

Fiber to the Business is principally for Multiple System Operators (cable television) and wireless/wireless national telco carriers (Tier 1) to penetrate the business marketplace.

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

C-RAN

C-RAN uses front-haul fiber to connect the Remote Radio Head (“RRH”) to a Baseband Unit (“BBU”) located in a datacenter (i.e., the cloud).  C-RAN is an evolution of RAN cellular architecture that traditionally used fiber to backhaul signals from the BBU at a tower back to the mobile core network.

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

Sources of Materials and Contract Manufacturing Services

Numerous purchased materials, components, and labor are used in the manufacturing of the Company’s products.  Most of these are available from multiple suppliers.  However, some components and third-party contract manufacturing services are purchased from a single or a limited number of suppliers.  The loss of access to some components and third-party contract manufacturing services could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Major Customers and Financial Information about Geographic Areas

For the fiscal years ended September 30, 2021 and 2020, the Company had two customers that comprised 28% and 30% of net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2021, one customer accounted for 17% of accounts receivable. This customer is a telecommunications service provider within our Community Broadband market. As of September 30, 2020, two customers accounted for 25% of accounts receivable. Both of these customers were distributors.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Sales outside the United States are principally to customers in countries in the Caribbean, in Canada, and Central and South America.

Patents and Trademarks

As of September 30, 2021, we had 30 patents granted and multiple patent applications pending both inside and outside the United States. These patents begin to expire in 2028. We have also developed and are using multiple trademarks and logos to market and promote our products.

Sales Backlog

Sales backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. The Company had a backlog of $66,365,000, and $10,663,000 as of September 30, 2021 and 2020, respectively. At September 30, 2021, most of the Company’s backlog orders are scheduled to ship within the next six months.

Seasonality

We are affected by the seasonal trends in the industries we serve.  We typically experience sequentially lower sales in our first and second fiscal year quarters, primarily due to customer budget cycles, deployment schedules of outdoor products, some customer geographical concentrations as well as standard vacation and holiday calendars.  Sales have usually reach a seasonal peak in our third and fourth fiscal quarters.

Human Capital Resources

As of September 30, 2021, the Company had approximately 250 U.S. based full-time employees, which include approximately 135 office personnel and approximately 115 manufacturing personnel. The substantial majority of these employees work out of our Brooklyn Park, Minnesota headquarters. None of our employees are covered by any collective bargaining agreement. The Company’s office personnel are comprised of sales, marketing, engineering, and administrative personnel. The manufacturing personnel include both individuals directly involved in the manufacturing of our products, as well as warehouse and operations supervisory personnel.  Certain positions within our organization require industry specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions and the Company has training programs that allow manufacturing and other technical employees to develop the necessary skillset for their roles. Our manufacturing personnel currently work in two shifts as needed at our Brooklyn Park facility. We also employ seasonal, part-time employees and independent contractors. The Company contracts for approximately 400 personnel in its Mexico facilities through a Maquiladora agreement and these manufacturing personnel are also currently working in two shifts as needed. All manufacturing employees and the Company’s production operations are monitored with metrics and goals based on quality, productivity, and ability to meet shipping promise dates. As a measure of quality, we focus on First Pass Yield (“FPY”), which is calculated as the percentage of product that meets all performance criteria upon first completion from our manufacturing floor and requires no rework. The Company’s target for FPY ranges from 92-99%, depending on key manufacturing steps and the product line being produced. We also measure our On-Time Delivery (“OTD”) which is determined by the Company’s ability to ship product on the date necessary, accounting for standard shipping times, in order to meet the agreed upon delivery date with our customers. The Company’s OTD target is a minimum of 95%. This metric is important as the Company has taken a strategic approach to be able to offer low industry lead times for our customers.

Climate Change

Certain government and regulatory bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change.

The majority of our manufacturing operations calls for compiling raw material and other purchased components from suppliers. As part of our operations, we focus on minimizing scrap and other waste and look to recycle and salvage this scrap wherever possible. Any new regulation of emissions may result in additional costs to our suppliers which may be passed on to us. In addition, the physical impacts of climate change and other natural events, including increasing frequency of extreme weather events, changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and tsunamis may impact our manufacturing operations as well as our customers, and suppliers. These potential physical effects may increase costs, cause delays or shortages in components required to produce our products or cause delays in the shipment of our products to customers.

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

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our sales backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 10 weeks for certain product categories. Over the remainder of calendar 2021 and into 2022, the Company expects to work to manage lead times to more historic levels from receipt of purchase order.

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

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have manufacturing operations in the U.S. and Mexico that have been affected by the outbreak and we have taken measures to try to contain it. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers and suppliers. The constraints and limits imposed on our operations may slow or diminish our product development activities and qualification activities with our customers. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, resulting in higher costs and delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

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

Due to COVID-19, the Company has increased its safety stock of inventory at multiple facilities in order to be able to manufacture it products to increased levels in the case there is a shut down or short-term disruptions at any of its production facilities. As a result, the Company has increased inventory of high run rate components to meet increased orders for fiber optic products. Should ordering patterns decline in the short term for any reason, the Company may have excess inventory.

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

We depend on the ability of these third-party suppliers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity.  The global supply chain for raw materials critical to our products, such as resin used to manufacture plastics and fiber optic cable, recently has suffered shortages, shipping delays and shipping shortages.  This has led some manufacturers who depend on these raw materials to experience shortages, delivery delays and price increases for both the raw materials and shipping, with the corresponding consequence that these manufacturers may be delayed in delivering products to their customers or may charge higher prices for these products, or there may be increased shipping costs associated with the products.  Some manufacturers have allocated short supply among their customers. Additionally, the COVID-19 pandemic has driven demand for certain goods that have exacerbated these disruptions as supply has not kept pace with demand.  We believe these global supply chain issues will persist and will likely intensify into the future due to the complex and compounding problems associated with shortages of personnel due to the COVID-19 pandemic, backlogs at ports, shortages of shipping containers, freezing weather in Texas affecting the petrochemical industry, the blockage of the Suez Canal affecting the flow of trade, and other logistical issues.

In fiscal 2021, Clearfield has experienced and expects to continue to experience increased demand for its products from its customers, putting pressure on Clearfield’s supply chain to meet demand amidst these global issues. While we have not experienced significant increases in costs or delays in obtaining the materials and components for our products from our suppliers, we cannot assure you that we will not experience these costs or delays in the future. Clearfield’s ability to recognize revenue in the future for customer orders will depend on our ability to manufacture and deliver products to the customers and fulfill other contractual obligations. Our ability to meet expected future customer demand for our products will in turn depend upon our suppliers receiving timely and adequate supply of raw materials to be able to produce the critical materials and components they supply to us. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we also compete with other companies for the production capacity of manufacturers of the materials and components we need for our products.  We also are exposed to potentially increasing costs associated with the materials and components we purchase from suppliers or increased costs associated with shipping generally. We may attempt to mitigate the effect of increases in our cost of goods sold through sourcing or stocking initiatives and by selectively increasing the prices of our products. However, we may be unable to fully pass on these costs to our customers. Long lead times for certain components, as detailed above, along with increased demand for our products may impact our ability to accurately forecast our production requirements. As a result, certain component inventory purchases may become excess or obsolete, which could have an adverse effect on our financial condition and results of operations.

The reduction of available production capacity among our suppliers, their failures to meet production deadlines or increases to us in their manufacturing or shipping costs may impact our ability to deliver quality products to our customers on a timely basis, make our products less competitive due to extended delivery times or increased price, negatively impact our customer or distributor relationships, and result in lower net sales and profit. Any delays or inabilities in meeting customer required shipping dates may also expose us to order cancellations in our sales backlog by customers, which could have an adverse effect on our results of operations.

We rely on our manufacturing operations to produce product to ship to customers. Manufacturing constraints and disruptions could result in decreased future revenue

We currently manufacture our products at our manufacturing facilities in Brooklyn Park, Minnesota and Tijuana, Mexico. We also rely on our network of suppliers and subcontractors that supply these facilities. Disruption affecting our manufacturing operations, subcontractors, or in the transportation of components to these facilities could significantly impact our ability to ship products to our customers. Any significant interruption in manufacturing or supply availability, including natural disasters, transportation delays and disruptions, pandemics, social unrest, labor shortages or competition for components, would require us to reduce our product supply to customers, which would result in lost or delayed revenue and negatively impact our relationships with customers.

A significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us.

Our customer base includes direct customers, OEMs and distributors.  For fiscal years 2021 and 2020, the Company had two customers that comprised 28% and 30% of net sales, respectively.  Both of these customers are distributors.

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

The loss of any one or more of our key customers, the substantial reduction, delay or cancellation of orders received from any of our customers in our sales backlog or our inability to collect the accounts receivable from these customers, could have a material adverse effect on our business, financial position and results of operations.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities.  Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl Beranek, our Chief Executive Officer and John Hill, our Chief Operating Officer.  We have employment agreements with Ms. Beranek and Mr. Hill that provide that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements.  We have key person life insurance on Ms. Beranek and Mr. Hill.  We also have employment agreements with other key management.  Further, our future success also depends on our continuing ability to attract, retain, and motivate highly qualified managerial, technical and sales personnel.  Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Cyber-security incidents on our information technology systems, including ransomware, data breaches or computer viruses, could disrupt our business operations, damage our reputation, and potentially lead to litigation.

Cybersecurity threats continue to expand and evolve, making it difficult to detect and prevent such threats from impacting the Company. While we monitor our networks and continue to enhance our network security measures, particularly as we transitioned to a work-from-anywhere workforce, cyber-attacks have increased in frequency and sophistication, and our efforts may not be adequate to prevent all cybersecurity incidents.. Cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, customers, suppliers, and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or the theft, destruction, publication, or corruption of critical data and confidential or proprietary information. Cybersecurity events could also result in the Company being unable to access critical data in a timely manner, or at all. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers, customers, or third-party service providers. Despite the Company’s implementation of preventative security measures and controls to prevent, detect, and mitigate these threats, our infrastructure may still be susceptible to disruptions from cybersecurity incidents including ransomware attacks, security breaches, computer viruses, outages, systems failures, any of which could include the inability to access critical data, reputational damage, loss of our intellectual property, release of highly sensitive confidential information, litigation with third parties and/or governmental investigations and fines, which could have a material adverse effect on our financial condition and results of operations. Additionally, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our information security measures and controls to mitigate these new and emerging threats.

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

If the telecommunications market does not continue to expand, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

Our future success as a provider of fiber management, fiber protection and fiber delivery products depends on the continued growth of demand for fiber broadband and, in particular, the continued expansion in the United States and in our other markets of information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. If this demand does not increase, the need for enhanced high-speed bandwidth using fiber connections may not increase. Currently, demand for high-speed broadband capabilities and access is increasing rapidly due to the pandemic, but future growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, including the impact of the current global effects due to COVID-19, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The telecommunications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to occur and cause the demand for fiber broadband capabilities or access to slow, stop or reverse, our business, financial condition and operating results would be negatively affected.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly.  This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high cost areas on customer buying patterns.  These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year.  Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts.  Demand for our products will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured.  In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock.  These factors generally result in fluctuations, sometimes significant, in our operating results.  Other factors that may affect our quarterly operating results include:

●	the volume and timing of orders from and shipments to our customers, particularly significant customers;
●	mergers and acquisitions activity among our customers;
●	work stoppages and other developments affecting the operations of our customers;
●

the timing of and our ability to obtain required certifications or qualifications to sell products, the timing of and our ability to obtain new customer contracts, and the timing of revenue recognition;

●	the timing of new product and service announcements;
●	the availability of products and services;
●	market acceptance of new and enhanced versions of our products and services, including the impact of government regulations on customers purchasing decisions;
●	variations in the mix of products and services we sell;
●	the utilization of our production capacity and employees, including foreign operations;
●	the availability and cost of key components of our products, including the impact of new or increased tariffs; and
●	accounting treatment related to stock-based compensation.

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

We currently lease an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is approximately 42 months and commenced on February 12, 2020. The lease contains written options to renew for two additional consecutive periods of three years each.

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

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility that is currently being constructed in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 1st, 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. The lease calls for monthly rental payments of $165,232, increasing 2% annually. We expect to transition all Mexico manufacturing operations into this leased facility in the second quarter of fiscal 2022. We believe the above facilities are sufficient to meet our current and future space requirements.

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

Number of Holders of Common Stock

There were 264 holders of record of our common stock as of September 30, 2021.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our operations, continued organic growth and potential future strategic transactions, as well as execution of the repurchase program described below, and do not intend in the foreseeable future to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2021 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
2010 Employee Stock Purchase Plan	-	$-	194,873
2007 Stock Compensation Plan	301,514	16.25	667,465
Total	301,514	$16.25	862,338

There are no equity compensation plans not approved by the Company’s shareholders and all outstanding equity awards have been granted pursuant to shareholder-approved plans.  In addition to options, the 2007 Stock Compensation Plan permits restricted stock awards and other stock-based awards.

Issuer Repurchases

The Company repurchased a total of 9,535 shares of our common stock during the fourth quarter of fiscal year 2021 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees.

Additionally, in November 2014, the Company’s Board of Directors authorized an $8,000,000 common stock repurchase program, which was increased by $4,000,000 on April 25, 2017 to a total authorization of $12,000,000.  As of September 30, 2021, we have repurchased an aggregate of 565,590 shares for approximately $7,019,000, leaving approximately $4,981,000 available within our $12,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period.  The repurchase will be funded by cash on hand. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19. During the year ended September 30, 2021, the Company did not repurchase any shares under the stock repurchase program.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2021 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2021	-	$-	-	$4,980,671
August 1-31, 2021	9,535	42.78	-	4,980,671
September 1-30, 2021	-	-	-	4,980,671
Total	9,535	$42.78	-	$4,980,671

(1)	Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017.

ITEM 6.          [Reserved]

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

Overview of Business: Clearfield, Inc. designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Our “fiber to the anywhere” platform serves the unique requirements of leading broadband service providers in the United States, which include Community Broadband, National Carriers, and Multiple System Operators (“MSO’s” or “cable TV”), while also serving the broadband needs of the International markets, primarily in the Caribbean, in Canada, and Central and South America. These customers are collectively included in the category of Broadband Service Providers. The Company also provides contract manufacturing services to its Legacy customers for build-to-print services which include OEM requiring copper and fiber cable assemblies built to their specifications. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products.  The Company’s products are sold by its sales employees and independent sales representatives.

Critical Accounting Policies: In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income from operations and net income, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

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

Stock-Based Compensation We measure and recognize compensation expense for all stock-based awards at fair value over the requisite service period.  We use the Black-Scholes option pricing model to determine the fair value of options.  For restricted stock grants, fair value is determined as the average price of the Company’s stock on the date of grant.  Equity-based compensation expense is broken out between cost of sales and selling, general and administrative expenses based on the classification of the employee.  The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

As of September 30, 2021 and 2020, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards. The state NOLs of $769,000 at September 30, 2020 were fully utilized during fiscal 2021 resulting in no state NOLs at September 30, 2021.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits.  With limited exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for fiscal years ending prior to 2004.  We are generally subject to U.S. federal and state tax examinations for all tax years since 2004 due to our NOL carryforwards and the utilization of the carryforwards in years still open under statute.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill The Company’s long-lived assets as of September 30, 2021 consisted primarily of property, plant and equipment, right of use lease assets, patents, intangibles, and goodwill.  The Company reviews the carrying amount of its property, plant and equipment, right of use lease assets, and intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2021 and 2020 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the year ended September 30, 2021, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of long-lived assets, intangible assets or goodwill has occurred during the years ended September 30, 2021 and 2020, respectively.

Valuation of Inventory The Company maintains a material amount of inventory to support its manufacturing operations and customer demand.  This inventory is stated at the lower of cost or net realizable value.  On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand.  Any identified excess, slow moving and obsolete inventory is written down to its market value through a charge to cost of sales.  It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its inventory procurement accordingly.

Results of Operations

Year ended September 30, 2021 compared to year ended September 30, 2020

Net sales for fiscal year 2021 increased 51%, or $47,681,000, to $140,755,000 from net sales of $93,075,000 in 2020.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 7% and 4% of net sales for the years ended September 30, 2021 and 2020, respectively.

Sales in fiscal year 2021 to broadband service providers were 98% of net sales, or $138,021,000 compared to $89,571,000, or 96%, of net sales in fiscal 2020. Among this group, the Company recorded $9,470,000 in international sales in fiscal year 2021 versus $4,054,000 in fiscal year 2020.  Sales to Legacy customers in 2021 were 2% of net sales, or $2,734,000 compared to $3,503,000, or 4%, of net sales in fiscal year 2020.

The increase in net sales for fiscal year 2021 of $47,681,000 compared to fiscal year 2020 is primarily attributable to an increase in sales to Community Broadband, MSO and International customers of $38,920,000, $6,245,000 and $5,396,000 respectively. This was offset by decreased sales to Tier 1 and Legacy customers of $2,172,000, and $708,000, respectively. The increase to Community Broadband and MSO customers was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment, as well as market share gains among customers in these markets. The increase in International sales is a result of increased demand as purchases in the prior year were negatively affected by COVID-19.  The decrease in sales to Tier 1 customers is due to a reduction in capital spending in the consumer markets for fiber to the home at one of our Tier 1 customers resulting in a slower pace of their spend with us.

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

Cost of sales for fiscal year 2021 was $79,578,000, an increase of $24,417,000, or 44%, from the $55,160,000 in fiscal year 2020.  Gross profit increased 61%, or $23,264,000, from $37,914,000 for fiscal year 2020 to $61,178,000 for fiscal year 2021. Gross profit percent was 43.5% in fiscal year 2021 compared to 40.7% for fiscal year 2020. The year-over-year increase in gross profit was due to increased sales volume.  The increase in gross profit percent was primarily due to favorable product mix associated with higher net sales in the Company’s Community Broadband markets, improved overhead absorption gained from increased sales volumes, and greater use of its Mexico manufacturing plants in fiscal 2021 compared to fiscal year 2020. In fiscal year 2021, the Company did experience increased material and supply chain transportation costs in its cost of sales due to substantial material demand and strained supply chain and transportation systems caused by COVID-19 and expects that to continue in fiscal year 2022.

Selling, general and administrative expense for fiscal year 2021 was $35,944,000, an increase of $6,414,000, or 22%, compared to $29,530,000 for fiscal year 2020.  This increase is primarily composed of an increase of $6,146,000 in compensation costs due to additional personnel and higher performance-based compensation accruals as well as sales commissions due to higher sales volumes. In addition, stock compensation expenses increased $471,000 due to issuances of equity awards in fiscal 2021. These were partially offset by lower travel and entertainment costs in fiscal year 2021 of $263,000 due to a full year of COVID-19 restrictions, and a recovery of bad debt expense of $210,000.

Income from operations for fiscal year 2021 was $25,234,000 compared to $8,384,000 for fiscal year 2020.  This increase is attributable to increased sales and gross profit, partially offset by increased selling, general and administrative expenses as described above.

Interest income in fiscal year 2021 was $500,000 compared to $771,000 for fiscal year 2020.  The decrease is due to lower interest rates earned on increased investment balances in fiscal 2021.  The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit, treasury securities, and money market accounts. We expect interest income to decline due to the prevailing lower interest rates in the current economic environment.

Income tax expense for fiscal year 2021 was $5,407,000 compared to $1,862,000 for fiscal year 2020.  The increase in tax expense of $3,545,000 from the year ended September 30, 2020 is primarily due to the increase in taxable income for fiscal year 2021. The increase in the income tax expense rate to 21.0% for fiscal year 2021 from 20.3% for fiscal year 2020 is due to dilution of the permanent differences between tax and book income as a result of substantially higher taxable income in fiscal year 2021. Our provision for income taxes includes current federal tax expense, state income tax expense, and deferred tax expense.

Net income for fiscal year 2021 was $20,327,000 or $1.48 per basic and $1.47 per diluted share compared to $7,293,000 or $0.53 per basic and diluted share for the fiscal year 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had combined balances of cash, cash equivalents, short term and long-term investments of $60,503,000 compared to $52,175,000 as of September 30, 2020.  As of September 30, 2021, our principal source of liquidity was our cash and cash equivalents and short-term investments.  Those sources total $23,590,000 as of September 30, 2021 compared to $27,032,000 as of September 30, 2020.  Investments considered long-term were $36,913,000 as of September 30, 2021 compared to $25,143,000 as of September 30, 2020.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts.    We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity.  We had no long-term debt obligations as of September 30, 2021 or 2020, respectively.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our Board of Directors.  The share repurchase program was originally adopted on November 13, 2014 with $8,000,000 authorized for common stock repurchases.  On April 25, 2017, our Board of Directors increased the authorization to $12,000,000 of common stock. In April 2020, in response to COVID-19, the Company suspended its share repurchase program. During the year ended September 30, 2021, the Company did not repurchase any shares under the stock repurchase program.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2021 totaled $10,903,000. Cash provided by operations included net income of $20,327,000 for the fiscal year ended September 30, 2021, non-cash expenses for depreciation and amortization of $2,302,000, stock-based compensation of $1,280,000, and decrease in allowance for doubtful accounts of $210,000, in addition to changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include an increase in net inventories of $13,116,000 and accounts receivables of $9,151,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased sales backlog and higher demand, and stocking of high turn and long lead time components to limit manufacturing delays due to raw material component shortages and delays. The increase in accounts receivable was due to higher net sales. Days sales outstanding, which measures how quickly receivables are collected, increased 1 day from 38 to 39 from September 30, 2020 to September 30, 2021.  Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $9,776,000, due to timing of accounts payable and $6,513,000 in fiscal year 2021 incentive compensation accruals to be paid after year end.

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

Investing Activities

For the fiscal year ended September 30, 2021, we purchased $24,809,000 of FDIC-backed certificates of deposit and U.S. Treasuries and had $13,255,000 of FDIC-backed certificates of deposit and U.S. Treasuries mature or be called.  The result is cash used in investing activities of $13,600,000 in fiscal year 2021. The increase in cash used in investing activities was driven by increased investment of cash in excess of operating needs into long-term investments. During fiscal year 2021, we used $2,046,000 in cash for the purchase of capital equipment and software and for obtaining patents.  These purchases were mainly related to manufacturing and information technology equipment.  In fiscal year 2022, the Company intends to continue investing in the necessary information technology, manufacturing equipment and facility needs, including expansion into its new 318,000 square foot leased facility detailed in Part I, Item 2. “Properties” to support ongoing revenue growth opportunities.

For the fiscal year ended September 30, 2020, we used $1,806,000 in cash for the purchase of capital equipment and for obtaining patents. These purchases were mainly related to manufacturing equipment, including the expansion to a second manufacturing facility in Mexico, as well as information technology equipment.  During fiscal year 2020, we purchased $34,057,000 of FDIC-backed certificates of deposit and U.S. Treasuries and had $35,822,000 of FDIC-backed certificates of deposit and U.S. Treasuries mature or be called. The result is cash used in investing activities of $41,000 in fiscal year 2020. The decrease in cash used in investing activities was driven by reduced purchases of long-term investments due to the current low interest rate environment.

Financing Activities

For the fiscal year ended September 30, 2021, the Company received $384,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”).  The Company used $462,000 to pay for taxes related to employees’ exercises of stock options and $458,000 to pay for taxes related to employees’ vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2021 was $536,000.

For the fiscal year ended September 30, 2020, the Company used $429,000 of cash to repurchase its own common stock prior to the suspension of the share repurchase plan in April 2020. For the fiscal year ended September 30, 2020, the Company received $349,000 from employees’ purchase of stock through our ESPP. The Company used $176,000 to pay for taxes related to employees’ exercises of stock options and vesting of restricted shares using share withholding.  As a result, the net cash used in financing activities during fiscal year 2020 was $247,000.

New Accounting Pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill, which offers amended guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test.  A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.  This guidance is to be applied on a prospective basis effective for the Company’s interim and annual periods beginning after December 15, 2019.  The new guidance is effective for the Company beginning in the first quarter of fiscal 2021. The adoption of ASU 2017-04 in the first quarter of fiscal 2021 did not have a material impact on the Company’s financial statements.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Clearfield, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Clearfield, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2021 and 2020, the related statements of earnings, shareholders’ equity and cash flows for the years ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved or are especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

November 10, 2021

CLEARFIELD, INC.
BALANCE SHEETS
	September 30, 2021	September 30, 2020
Assets
Current Assets
Cash and cash equivalents	$13,216,281	$16,449,636
Short-term investments	10,373,831	10,582,527
Accounts receivables, net	19,437,879	10,496,672
Inventories, net	27,524,311	14,408,538
Other current assets	953,945	585,436
Total current assets	71,506,247	52,522,809

Property, plant and equipment, net	4,997,658	4,952,819

Other Assets
Long-term investments	36,912,777	25,143,000
Goodwill	4,708,511	4,708,511
Intangible assets, net	4,696,151	4,986,216
Right of use lease assets	2,305,413	2,539,100
Deferred tax asset	365,467	178,118
Other	418,976	266,857
Total other assets	49,407,295	37,821,802
Total Assets	$125,911,200	$95,297,430

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$914,565	$665,584
Accounts payable	9,214,782	3,689,587
Accrued compensation	8,729,293	4,856,885
Accrued expenses	1,612,833	1,202,753
Total current liabilities	20,471,473	10,414,809

Other Liabilities
Long-term portion of lease liability	1,615,369	2,129,343
Total liabilities	22,086,842	12,544,152

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,732,188 and 13,649,962 shares issued and outstanding as of September 30, 2021 and 2020, respectively	137,322	136,500
Additional paid-in capital	58,245,783	57,502,905
Retained earnings	45,441,253	25,113,873
Total shareholders’ equity	103,824,358	82,753,278
Total Liabilities and Shareholders’ Equity	$125,911,200	$95,297,430

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
STATEMENTS OF EARNINGS

	Year Ended	Year Ended
	September 30,	September 30,
	2021	2020

Net sales	$140,755,399	$93,074,514

Cost of sales	79,577,506	55,160,316

Gross profit	61,177,893	37,914,198

Operating expenses
Selling, general and administrative	35,943,752	29,530,198

Income from operations	25,234,141	8,384,000

Interest income	500,120	770,950

Income before income taxes	25,734,261	9,154,950

Income tax expense	5,406,881	1,861,884
Net income	$20,327,380	$7,293,066

Net income per share Basic	$1.48	$0.53
Net income per share Diluted	$1.47	$0.53

Weighted average shares outstanding:
Basic	13,720,699	13,643,355
Diluted	13,784,293	13,643,355

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2019	13,641,805	$136,418	$56,976,162	$17,820,807	$74,933,387
Stock-based compensation expense	-	-	773,555	-	773,555
Repurchase of common stock	(41,796)	(418)	(428,236)	-	(428,654)
Restricted stock issuance, net of forfeitures	8,580	86	(86)	-	-
Issuance of common stock under employee stock purchase plan	30,223	302	348,474	-	348,776
Exercise of stock options, net of shares exchanged for payment	21,188	212	9,352	-	9,564
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(10,038)	(100)	(176,316)	-	(176,416)
Net income	-	-	-	7,293,066	7,293,066
Balance as of September 30, 2020	13,649,962	$136,500	$57,502,905	$25,113,873	$82,753,278
Stock-based compensation expense	-	-	1,280,135	-	1,280,135
Restricted stock issuance, net of forfeitures	35,609	356	(356)	-	-
Issuance of common stock under employee stock purchase plan	24,750	247	383,450	-	383,697
Exercise of stock options, net of shares exchanged for payment	33,621	337	(458,354)	-	(458,017)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(11,754)	(118)	(461,997)	-	(462,115)
Net income	-	-	-	20,327,380	20,327,380
Balance as of September 30, 2021	13,732,188	$137,322	$58,245,783	$45,441,253	$103,824,358

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CLEARFIELD, INC.
STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$20,327,380	$7,293,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,301,803	2,421,754
Change in allowance for doubtful accounts	209,612	-
Amortization of discount on investments	(7,326)	(64,327)
Deferred taxes	(187,349)	(279,808)
Loss on disposal of assets	-	5,785
Stock-based compensation	1,280,135	773,555
Changes in operating assets and liabilities:
Accounts receivable	(9,150,819)	(1,378,033)
Inventories, net	(13,115,773)	(5,395,558)
Other assets	(531,201)	127,773
Accounts payable and accrued expenses	9,776,377	3,151,566
Net cash provided by operating activities	10,902,839	6,655,773

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(2,046,004)	(1,806,198)
Purchases of investments	(24,808,755)	(34,056,930)
Proceeds from maturities of investments	13,255,000	35,822,000
Net cash used in investing activities	(13,599,759)	(41,128)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	383,697	348,776
Tax withholding and proceeds related to exercise of stock options	(458,017)	9,564
Tax withholding related to vesting of restricted stock grants	(462,115)	(176,416)
Repurchase of common stock	-	(428,654)
Net cash used in financing activities	(536,435)	(246,730)

Increase (Decrease) in cash and cash equivalents	(3,233,355)	6,367,915
Cash and cash equivalents, beginning of year	16,449,636	10,081,721
Cash and cash equivalents, end of year	$13,216,281	$16,449,636

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$5,504,985	$1,442,079

Non-cash financing activities
Cashless exercise of stock options	$1,271,472	$97,811

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents as of September 30, 2021 and 2020 consist entirely of short-term money market accounts.

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

	September 30, 2021	September 30, 2020
Less than one year	$10,373,831	$10,582,527
1-5 years	36,912,777	25,143,000
Total	$47,286,608	$35,725,527

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

Accounts Receivable: Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required.  Accounts that are outstanding longer than the contractual payment terms are considered past due.  The Company does not charge interest on past due receivables.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as whole.  The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The allowance for doubtful accounts activity for the years ended September 30, 2021 and 2020 is as follows:

Year Ended	Balance at Beginning of Year	Additions (Recoveries) Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2021	$289,085	$(209,612)	$-	$79,473
September 30, 2020	$289,085	$-	$-	$289,085

Inventories: Inventories consist of finished goods, raw materials and work-in-process and are stated at the lower of average cost (which approximates first-in, first-out) or net realizable value.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2021	September 30, 2020

Raw materials	$23,071,833	$12,287,134
Work-in-process	2,481,890	1,033,021
Finished goods	3,361,576	2,048,514
Inventories, gross	28,915,299	15,368,669
Inventory reserve	(1,390,988)	(960,131)
Inventories, net	$27,524,311	$14,408,538

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

Estimated useful lives of the assets are as follows:

Years
Equipment	3 – 7
Leasehold improvements	7-10 or life of lease
Vehicles	3

Property, plant and equipment consist of the following:

	September 30, 2021	September 30, 2020

Manufacturing equipment	$9,178,935	$8,171,497
Office equipment	2,901,385	2,478,056
Leasehold improvements	2,589,777	2,576,861
Vehicles	245,903	245,903
Construction in progress	150,343	19,143
Property, plant and equipment, gross	15,066,343	13,491,460
Less accumulated depreciation	10,068,685	8,538,641
Property, plant and equipment, net	$4,997,658	$4,952,819

Depreciation expense for the years ended September 30, 2021 and 2020 was $1,699,311 and $1,944,186, respectively.

Goodwill and Intangible Assets: The Company operates as one reporting unit and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2021 and 2020 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the years ended September 30, 2021 and 2020, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2021 or 2020, respectively.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years.  As of September 30, 2021, the Company has 30 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018.  Finite life intangible assets as of September 30, 2021 and 2020 are as follows:

	September 30, 2021
	Years			Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15			$3,742,000	$904,317	$2,837,683
Certifications	8			1,068,000	483,937	584,063
Trademarks	8			563,000	255,109	307,891
Patents	20			790,384	84,660	705,724
Other	5			31,091	24,873	6,218
Software	1	-	3	1,959,670	1,705,098	254,572
Totals				$8,154,145	$3,457,994	$4,696,151

	September 30, 2020
	Years			Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15			$3,742,000	$654,850	$3,087,150
Certifications	8			1,068,000	350,437	717,563
Trademarks	8			563,000	184,734	378,266
Patents	20			689,889	56,257	633,632
Other	5			31,091	18,655	12,436
Software	1	-	3	1,695,559	1,538,390	157,169
Totals				$7,789,539	$2,803,323	$4,986,216

Amortization expense related to these assets for the years ended September 30, 2021 and 2020 was $602,492 and $477,568, respectively.

Our future estimated amortization expense for intangibles as follows as of September 30, 2021:

Estimated amortization expense
FY 2022	$592,192
FY 2023	531,237
FY 2024	497,387
FY 2025	453,342
FY 2026	325,920
Total	$2,400,078

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets occurred during the years ended September 30, 2021 or 2020, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of both September 30, 2021 and September 30, 2020, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based awards at fair value over the requisite service period.  We use the Black-Scholes option pricing model to determine the fair value of options.  For restricted stock grants, fair value is determined as the average price of the Company’s stock on the date of grant.  Equity-based compensation expense is broken out between cost of sales and selling, general and administrative expenses based on the classification of the employee.  The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Research and Development Costs: Research and development costs amounted to $1,243,499 and $1,269,542 for the years ended September 30, 2021 and 2020, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $436,253 and $296,571 for the years ended September 30, 2021 and 2020, respectively, and are charged to expense when incurred.

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

Weighted average common shares outstanding for the years ended September 30, 2021 and 2020 were as follows:

Year ended September 30,	2021	2020
Net income	$20,327,380	$7,293,066
Weighted average common shares	13,720,699	13,643,355
Dilutive potential common shares	63,594	-
Weighted average dilutive common shares outstanding	13,784,293	13,643,355
Earnings per share:
Basic	$1.48	$0.53
Diluted	$1.47	$0.53

There were no antidilutive shares for the year ended September 30, 2021 and 337,100 shares for the year ended September 30, 2020, respectively, that were excluded from the above calculation as they were considered antidilutive in nature.

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

New Accounting Pronouncements:

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

Share Repurchase Program:  On November 13, 2014, the Company announced that its Board of Directors had approved a stock repurchase program under which it will purchase up to $8,000,000 of its outstanding shares of common stock.  On April 25, 2017, the Board of Directors increased the repurchase authorization by $4,000,000 to $12,000,000 of common stock.  The program does not obligate Clearfield to repurchase any particular amount of common stock during any period.  The repurchase will be funded by cash on hand.  The repurchase program is expected to continue indefinitely until the maximum dollar amount of shares has been repurchased or until the repurchase program is earlier modified, suspended or terminated by the board of directors. In April 2020, the Board of Directors suspended the share repurchase plan due to uncertainties caused by COVID-19 and the Company’s desire to maintain capital flexibility. As of September 30, 2021, the Company had $4,980,671 remaining in its share repurchase program to repurchase its outstanding shares of common stock.

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

The Company currently has one equity compensation plan, the 2007 Stock Compensation Plan, from which it grants equity awards that are used as an incentive for directors, officers, and other employees.  The 2007 Stock Compensation Plan has 667,465 shares available for issue as of September 30, 2021.  As of September 30, 2021, $2,529,274 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 3.1 years.  The Company recorded related compensation expense for the years ended September 30, 2021 and 2020 of $1,280,135 and $773,555, respectively.  For the year ended September 30, 2021, $1,222,756 of this expense was included in selling, general and administrative expense and $57,379 was included in cost of sales. For the year ended September 30, 2020, $752,011 of this expense was included in selling, general and administrative expense and $21,544 was included in cost of sales.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.  During the fiscal year ended September 30, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74  During the fiscal year ended September 30, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 121,350 shares of common stock with a weighted average contractual term of 5.71 years, a 4.71 year weighted average vesting term, and an exercise price of $12.43.

	Year ended September 30, 2021	Year ended September 30, 2020
Dividend yield	0%		0%
Weighted average expected volatility	46.9%	39.5	-	44.9%
Weighted average risk-free interest rate	0.24%	0.24	-	1.69%
Weighted average expected life (years)	5	4	-	6
Vesting period (years)	3	3	-	5

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years.  Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.  There were 79,833 options vested during the year ended September 30, 2021 and 44,000 options vested during the year ended September 30, 2020. For the year ended September 30, 2021, there were 101,966 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2020, there were 14,688 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2021 and 2020 was $1,314,900  $332,468, respectively.

Option transactions under the 2007 Stock Compensation Plan during the years ended September 30, 2021 and 2020 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2019	290,750	$11.86
Granted	121,350	12.43	$4.62
Exercised	(26,750)	4.01
Forfeited and expired	(48,250)	13.35
Outstanding as of September 30, 2020	337,100	$12.48
Granted	105,089	23.74	$8.14
Exercised	(101,966)	12.47
Forfeited and expired	(38,709)	13.68
Outstanding as of September 30, 2021	301,514	$16.25

The following table summarizes information concerning options exercisable under the 2007 Stock Compensation Plan:

Year ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2021	51,201	2.29	$12.28	$1,631,575
September 30, 2020	97,333	2.19	$12.76	$720,826

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
September 30, 2021	301,514	3.22	$16.25	$8,411,728
September 30, 2020	337,100	3.43	$12.48	$720,831

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards.  The Company has awarded restricted stock grants to employees that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2021 and 2020 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2019	130,440	$13.25
Granted	19,455	10.30
Vested	(29,950)	13.36
Forfeited	(10,875)	12.14
Unvested shares as of September 30, 2020	109,070	$12.98
Granted	39,807	24.20
Vested	(35,840)	12.48
Forfeited	(4,198)	15.45
Unvested shares as of September 30, 2021	108,839	$17.14

The fair value of restricted shares vested during the year end September 30, 2021 and 2020 was $1,364,007 and $496,829, respectively. The Company repurchased a total of 11,754 shares of our common stock at an average price of $39.32 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2021. The Company repurchased a total of 10,038 shares of our common stock at an average price of $17.57 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2020.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year.  For the phases that ended on December 31, 2020 and June 30, 2021, employees purchased 15,011 and 9,739 shares at a price of $11.93 and $21.01 per share, respectively. For the phases that ended on December 31, 2019 and June 30, 2020, employees purchased 15,107 and 15,116 shares, respectively, at a price of $11.23 and $11.85, respectively.  As of September 30, 2021, the Company has withheld approximately $143,768 from employees participating in the phase that began on July 1, 2021.  In February 2020, the shareholders of Clearfield approved an increase of 200,000 in the shares authorized for issuance under the ESPP. After the employee purchase on June 30, 2021, 194,873 shares of common stock were available for future purchase under the ESPP.

NOTE 3  –  INCOME TAXES

Components of income tax expense are as follows for the years ended:

	September 30,	September 30,
	2021	2020
Current:
Federal	$5,154,287	$1,966,491
State	439,944	175,201
Current income tax expense	5,594,231	2,141,692
Deferred:
Federal	(234,297)	(252,929)
State	46,947	(26,879)
Deferred income tax expense	(187,350)	(279,808)
Income tax expense	$5,406,881	$1,861,884

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30,	September 30,
	2021	2020
Federal statutory rate	21.0%	21.0%
State income taxes	2.2%	2.0%
Permanent differences:
Change in valuation allowance	-	(0.5% )
Expiration and utilization of state NOL’s	-	0.4%
Research and development credits	(0.7% )	(2.5% )
Excess tax expense (benefits) from stock-based compensation	(1.5% )	(0.1% )
Tax rate	21.0%	20.3%

As of September 30, 2021 and 2020, the current income tax payable was approximately $933,000 and $845,000, respectively. Current income tax payable amounts are included in Accrued Expenses in the Company’s balance sheets.

As of September 30, 2021 and 2020, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards. The state NOL carryforwards of $769,000 at September 30, 2020 were fully utilized during fiscal 2021 resulting in no state NOL carryforwards at September 30, 2021. In addition, as of September 30, 2021, the Company had Minnesota research and development tax credits of $300,033. As of September 30, 2020, the Company had Minnesota research and development and alternative minimum tax credits of $337,000 and $32,000, respectively. The Company has not recorded a valuation allowance on these research and development related deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2031.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
	2021	2020
Deferred income tax assets (liabilities):
Intangibles	$(91,924)	$(86,319)
Property and equipment depreciation	(379,572)	(419,896)
Net operating loss carry forwards and credits	300,032	351,446
Stock-based compensation	230,553	169,730
Inventories	518,526	386,296
Prepaid expenses	(48,505)	(43,233)
Accrued expenses and reserves	519,408	467,010
Goodwill	(683,051)	(646,916)
Gross deferred tax asset (liability)	365,467	178,118
Valuation allowance	-	-
Net deferred tax asset (liability)	$365,467	$178,118

Realization of NOL carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding their recoverability. As of September 30, 2021 and 2020, no valuation allowance was deemed necessary as the Company determined it was more likely than not that the Company’s deferred tax assets will be realized.

The valuation allowance activity for the years ended September 30, 2021 and 2020 is as follows:

Year Ended	Balance at Beginning of Year	Income Tax Benefit	Reversal for State NOL Expiration and Utilization	Balance at End of Year
September 30, 2021	$-	$-	$-	$-
September 30, 2020	$47,014	$(5,235)	$(41,779)	$-

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies the interpretation to all tax positions for which the statute of limitations remained open.  The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2021 or 2020.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years ending prior to 2004.  We are generally subject to U.S. federal and state tax examinations for all tax years since 2004 due to our NOL carryforwards and the utilization of the carryforwards in years still open under statute.

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

Customers: For the fiscal years ended September 30, 2021 and 2020, the Company had two customers that comprised 28% and 30% of net sales, respectively. Both of these customers are distributors.  These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2021, one customer accounted for 17% of accounts receivable. This customer is a telecommunications service provider in the Company’s Community Broadband market. As of September 30, 2020, two customers accounted for 25% of accounts receivable. Both of these customers were distributors.

Disaggregation of Revenue: The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Sales outside the United States are principally to customers in the Caribbean, in Canada, and Central and South America.

The following table presents our domestic and international sales for each of the last two fiscal years:

	Year Ended September 30,
	2021	2020
United States	$131,285,349	$89,021,124
All Other Countries	9,470,050	4,053,390
Total Net Sales	$140,755,399	$93,074,514

Clearfield sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by these markets were as follows for each of the last two fiscal years:

	Year Ended September 30,
	2021	2020
Broadband service providers	$98%	$96%
Legacy customers	2%	4%
Total Net Sales	$100%	$100%

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

Long-lived assets: As of September 30, 2021 and 2020, the Company had property, plant, and equipment with a net book value of $1,768,837 and $1,686,209, respectively, located in Mexico. All other property, plant, and equipment is located within the United States.

NOTE 5  –  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code.  The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant.  The Company’s contributions under this plan were $914,942 and $838,946 for the years ended September 30, 2021 and 2020, respectively.

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

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility that is currently being constructed in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 1st, 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. We expect to begin transitioning the current Mexico manufacturing operations into the newly leased facility in the second quarter of fiscal 2022. The lease calls for monthly rental payments of $162,232, increasing 2% annually. Upon lease commencement, we will recognize an additional right of use asset and associated lease liability of approximately $9,432,000. As this lease has not yet commenced as of September 30, 2021, the future payments under this agreement are not included in the future lease payments schedule below.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows for the year ended September 30, 2021 and 2020:

Operating lease expense under ASC842, Leases, within:	Year ended September 30, 2021	Year ended September 30, 2020
Cost of sales	$999,117	$904,638
Selling, general and administrative	217,343	221,507
Total lease expense	$1,216,460	$1,126,145

Our future lease obligations for leases that have commenced were as follows as of September 30, 2021:

Operating Leases
FY 2022	$986,844
FY 2023	943,682
FY 2024	516,725
FY 2025	217,552
FY 2026	-
Thereafter	-
Total lease payments	2,664,803
Less: Interest	(134,869)
Present value of lease liabilities	$2,529,934

As of September 30, 2021, the weighted average term and weighted average discount rate for our leases were 3.09 years and 3.41%, respectively. As of September 30, 2020, the weighted average term and weighted average discount rate for our leases were 3.99 years and 3.48%, respectively. For the year ended September 30, 2021 and 2020, the operating cash outflows from our leases were $1,289,982 and $812,107, respectively.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2022 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Equity Compensation Plan Information” under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II hereof.

The remainder of the information required by Item 12 to be included in the 2022 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2022 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2022 Proxy Statement, is incorporated herein by reference into this section.

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

Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	**Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan, as amended	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 14, 2020 for the 2020 Annual Meeting of Shareholders held on February 27, 2020

Number	Description	Incorporated by Reference to
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014
10.8	First Amendment to Lease Agreement dated May 9, 2019 by and between First Industrial, L.P. and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2019
*10.9	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 16, 2017
*10.10	Amendment No. 1 to Employment Agreement dated December 3, 2019 by and between Daniel Herzog and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2019
23.1	Consent of Baker Tilly US, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	Inline XBRL Instance Document	**
101.SCH	Inline XBRL Taxonomy Extension Schema	**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase	**
101.LAB	Inline XBRL Taxonomy Labels Linkbase	**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase	**
101.DEF	Inline XBRL Taxonomy Definition Linkbase	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	**

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.
Date: November 10, 2021	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 10, 2021

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 10, 2021

/s/ Ronald G. Roth Ronald G. Roth	Director	November 10, 2021

/s/ Roger G. Harding Roger G. Harding	Director	November 10, 2021

/s/ Donald R. Hayward Donald R. Hayward	Director	November 10, 2021

/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 10, 2021

/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 10, 2021