Form 10-Q
period 2021-12-31
Clearfield, Inc.
filed 2022-02-02
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 17, 2022
Common stock, par value $.01	13,762,463

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	December 31, 2021 (Unaudited)	September 30, 2021
Assets
Current Assets
Cash and cash equivalents	$12,682	$13,216
Short-term investments	10,373	10,374
Accounts receivables, net	16,330	19,438
Inventories, net	43,574	27,524
Other current assets	1,085	954
Total current assets	84,044	71,506

Property, plant and equipment, net	6,574	4,998

Other Assets
Long-term investments	35,192	36,913
Goodwill	4,709	4,709
Intangible assets, net	4,547	4,696
Right of use lease assets	1,761	2,305
Deferred tax asset	365	365
Other	572	419
Total other assets	47,146	49,407
Total Assets	$137,764	$125,911

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$702	$915
Accounts payable	12,366	9,215
Accrued compensation	4,137	8,729
Accrued expenses	4,872	1,613
Total current liabilities	22,077	20,472

Other Liabilities
Long-term portion of lease liability	1,214	1,615
Total liabilities	23,291	22,087

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,762,463 and 13,732,188 shares issued and outstanding as of December 31, 2021 and September 30, 2021	138	137
Additional paid-in capital	58,505	58,246
Retained earnings	55,830	45,441
Total shareholders’ equity	114,473	103,824
Total Liabilities and Shareholders’ Equity	$137,764	$125,911

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF EARNINGS
UNAUDITED
(IN THOUSANDS, EXCEPT SHARE DATA)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020

Net sales	$51,109	$27,092

Cost of sales	28,137	15,723

Gross profit	22,972	11,369

Operating expenses
Selling, general and administrative	9,923	7,656
Income from operations	13,049	3,713

Interest income	120	134

Income before income taxes	13,169	3,847

Income tax expense	2,780	684
Net income	$10,389	$3,163

Net income per share Basic	$0.76	$0.23
Net income per share Diluted	$0.75	$0.23

Weighted average shares outstanding:
Basic	13,743,503	13,692,533
Diluted	13,897,787	13,696,815

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(IN THOUSANDS)

For the three months ended December 31, 2021
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$45,441	$103,824
Restricted stock issued	24	1	-	-	1
Stock-based compensation expense	-	-	440	-	440
Issuance of common stock under employee stock purchase plan	7	-	249	-	249
Withholding related to exercise of stock options	3	-	(156)	-	(156)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	(274)
Net income	-	-	-	10,389	10,389
Balance at December 31, 2021	13,762	$138	$58,505	$55,830	$114,473

For the three months ended December 31, 2020
	Common Stock		Additional	Retained	Total share-
	Shares	Amount	paid-in capital	earnings	holders’ equity
Balance as of September 30, 2020	13,650	$137	$57,503	$25,114	$82,754
Restricted stock issued	37	-	-	-	-
Stock-based compensation expense	-	-	289	-	289
Issuance of common stock under employee stock purchase plan	15	-	179	-	179
Withholding related to exercise of stock options	26	-	(263)	-	(263)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(11)	-	(11)
Net income	-	-	-	3,163	3,163
Balance at December 31, 2020	13,728	$137	$57,697	$28,277	$86,111

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
(IN THOUSANDS)	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$10,389	$3,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	639	568
Amortization of discount on investments	(11)	-
Stock-based compensation	440	289
Changes in operating assets and liabilities:
Accounts receivable	3,108	699
Inventories, net	(16,049)	721
Other assets	(300)	136
Accounts payable and accrued expenses	1,750	(2,860)
Net cash (used in) provided by operating activities	(34)	2,716

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(2,051)	(379)
Purchases of investments	(248)	(3,968)
Proceeds from maturities of investments	1,980	4,426
Net cash (used in) provided by investing activities	(319)	79

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	249	179
Tax withholding related to vesting of restricted stock grants	(274)	(11)
Withholding related to exercise of stock options	(156)	(262)
Net cash (used in) financing activities	(181)	(94)

(Decrease) Increase in cash and cash equivalents	(534)	2,701

Cash and cash equivalents, beginning of period	13,216	16,450

Cash and cash equivalents, end of period	$12,682	$19,151

Supplemental disclosures for cash flow information
Cash paid during the period for income taxes	$-	$17

Non-cash financing activities
Cashless exercise of stock options	$93	$996

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three months ended December 31, 2021 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2023, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Note 2. Net Income Per Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
(In thousands, except for share information)	2021	2020
Net income	$10,389	$3,163
Weighted average common shares	13,743,503	13,692,533
Dilutive potential common shares	154,284	4,282
Weighted average dilutive common shares outstanding	13,897,787	13,696,815
Net income per common share:
Basic	$0.76	$0.23
Diluted	$0.75	$0.23

Note 3. Cash, Cash Equivalents, and Investments

The Company invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as U.S. Treasury securities and money market accounts. CDs and US Treasuries with original maturities of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. The maturity dates of the Company’s investments as of December 31, 2021 and September 30, 2021 are as follows:

(In thousands)	December 31, 2021	September 30, 2021
Less than one year	$10,373	$10,374
1-5 years	35,192	36,913
Total	$45,565	$47,287

Note 4. Stock-Based Compensation

The Company recorded $440,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2021. For the three months ended December 31, 2021, $409,000 of this expense is included in selling, general and administrative expense, and $32,000 is included in cost of sales. The Company recorded $289,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s ESPP for the three months ended December 31, 2020. For the three months ended December 31, 2020, $281,000 of this expense is included in selling, general and administrative expense, and $8,000 is included in cost of sales. As of December 31, 2021, $4,935,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the three months ended December 31, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48. During the three months ended December 31, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74.

The fair value of stock option awards during the three months ended December 31, 2021 was estimated as of the grant date using the assumptions listed below:

Three months ended December 31, 2021
Dividend yield	0%
Expected volatility	52.02%
Risk-free interest rate	0.97%
Expected life (years)	3.5
Vesting period (years)	3

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

The following is a summary of stock option activity during the three months ended December 31, 2021:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2021	301,514	$16.25
Granted	62,730	66.48
Exercised	(6,826)	13.57
Forfeited or Expired	-	-
Outstanding as of December 31, 2021	357,418	$25.12

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2021, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.32 years and their aggregate intrinsic value was $10,911,000.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the three months ended December 31, 2021, the Company granted newly elected non-employee directors restricted stock awards totaling 318 shares of common stock, with a vesting term of approximately one year and a fair value of $62.77 per share. During the three months ended December 31, 2021, the Company also granted employees restricted stock awards totaling 23,318 shares of common stock, with a vesting term of approximately three years and a fair value of $66.48 per share.

During the three months ended December 31, 2020, the Company granted employees restricted stock awards totaling 37,687 shares of common stock, with a vesting term of approximately three years and a fair value of $23.74 per share.

Restricted stock transactions during the three months ended December 31, 2021 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2021	108,839	$17.14
Granted	23,636	66.43
Vested	(12,264)	23.74
Forfeited	-	-
Unvested as of December 31, 2021	120,211	$26.16

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on December 31, 2021, employees purchased 7,678 shares at a price of $32.43 per share.  After the employee purchase on December 31, 2021, 187,195 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2021	2020
United States	$49,118	$26,032
All other countries	1,991	1,060
Total Net Sales	$51,109	$27,092

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
	2021	2020
Broadband service providers	99%	98%
Legacy customers	1%	2%
Total Net Sales	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2021 and September 30, 2021, the balance in the allowance for doubtful accounts was $79,000.

See Note 7, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 6. Inventories

Inventories consist of the following as of:

(In thousands)	December 31, 2021	September 30, 2021
Raw materials	$35,216	$23,072
Work-in-process	3,629	2,482
Finished goods	6,238	3,361
Inventories, gross	45,083	28,915
Inventory reserve	(1,509)	(1,391)
Inventories, net	$43,574	$27,524

Note 7. Major Customer Concentration

For the three months ended December 31, 2021, Customers A, B, and C comprised 15%, 11%, and 10% of the Company’s net sales, respectively. Customers A and C are regional broadband service providers and Customer B is a distributor. For the three months ended December 31, 2020, Customer B comprised 19% and Customer D comprised 12% of the Company’s net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of December 31, 2021, Customer D comprised 11% of the Company’s accounts receivable. This customer is a distributor. As of September 30, 2021, Customers A was 17% of accounts receivable. Customer A is a regional broadband service provider.

Note 8. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2021 did not indicate an impairment of goodwill. During the three months ended December 31, 2021, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2021, the Company has 31 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2021 did not indicate an impairment of our intangible assets. During the three months ended December 31, 2021, there were no triggering events that indicate potential impairment exists.

Note 9. Income Taxes

For the three months ended December 31, 2021, the Company recorded income tax expense of $2,780,000, reflecting an effective tax rate of 21.1%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2021 was primarily related to excess tax benefits from restricted stock vesting during the period, Section 162(m) compensation deduction limitations, foreign derived intangibles income deduction (FDII), and research and development credits. For the three months ended December 31, 2020, the Company recorded income tax expense of $684,000 reflecting an effective tax rate of 17.8%.  The differences between the effective tax rate and the statutory tax rate were primarily related to excess tax benefits from non-qualified stock options exercised during the quarter as well as research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2021 and September 30, 2021 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2021, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 10. Leases

The Company leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing and warehouse space.  The lease term is ten years and two months, ending on February 28, 2025 and is renewable.   Upon proper notice and payment of a termination fee of approximately $249,000, the Company has a one-time option to terminate the lease effective as of the last day of the eighth year of the term after the Company commenced paying base rent. The renewal and termination options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

On October 9, 2020, the Company entered into an indirect lease arrangement for its existing 46,000 square foot manufacturing facility in Tijuana, Mexico. The Company had previously been leasing this facility on a month to month basis after its three-year lease expired on July 31, 2020. The new lease term is three years. This lease contains an option to renew and rent payments that increase annually based on U.S. inflation for the preceding 12 months. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

On February 12, 2020, the Company entered into an indirect lease arrangement for an additional 52,000 square foot manufacturing facility in Tijuana, Mexico. The lease term was approximately 42 months and commenced on February 12, 2020. The lease contained options to renew for two additional consecutive periods of three years each. On October 28, 2021, the Company and landlord agreed to end the lease early on February 28, 2022, including a lease termination fee of $92,000.

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility that is currently being constructed in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. We expect to begin transitioning the current Mexico manufacturing operations into the newly leased facility in the second quarter of fiscal 2022. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option. Upon lease commencement, we will recognize an additional right of use asset and associated lease liability of approximately $9.4 million. As this lease has not yet commenced as of December 31, 2021, the future payments under this lease are not included in the future lease payments schedule below.

On November 19, 2021, the Company signed a lease for a 105,000 square foot warehouse being constructed in Brooklyn Park, MN. The lease term is five years beginning March 1, 2022 and ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option. Upon lease commencement, we will recognize an additional right of use asset and associated lease liability of approximately $3.3 million. As this lease has not yet commenced as of December 31, 2021, the future payments under this lease are not included in the future lease payments schedule below.

         Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three months ended:

Operating lease expense within:	Three Months Ended December 31,
(In thousands)	2021	2020
Cost of sales	$285	$253
Selling, general and administrative	55	55
Total lease expense	$340	$308

Future maturities of lease liabilities were as follows as of December 31, 2021 (in thousands):

FY2022	$578
FY2023	703
FY2024	517
FY2025	218
FY2026	-
Thereafter	-
Total lease payments	2,016
Less: Interest	(99)
Present value of lease liabilities	$1,916

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2021 were 2.82 years and 3.41%, respectively, compared to 3.56 years and 3.40%, respectively, as of December 31, 2020. For the three months ended December 31, 2021, the operating cash outflows from the Company’s leases was $312,000, compared to $240,000 for the three months ended December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2021 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2021 and 2020 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our sales backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 12 weeks or longer for certain product categories. Progressing into 2022, the Company is working to manage lead times to more historic levels from receipt of purchase order.

In order to help meet customer demand and delivery expectations, we will be exiting our 52,000 square foot manufacturing facility in Mexico in the fiscal second quarter of 2022 for an approximately 318,000 square foot manufacturing facility in Mexico during second quarter of fiscal 2022.  Beginning in fiscal second quarter of 2022, we also expect to begin to use a 105,000 square foot warehouse being constructed in Brooklyn Park, MN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2021 VS. THREE MONTHS ENDED DECEMBER 31, 2020

Net sales for the first quarter of fiscal 2022 ended December 31, 2021 were $51,109,000, an increase of approximately 89% or $24,017,000, from net sales of $27,092,000 for the first quarter of fiscal 2021.  Net sales to Broadband Service Providers were $50,406,000 in the first quarter of fiscal 2022 versus $26,570,000 in the same period of fiscal 2021.  Among this group, the Company recorded $1,991,000 in international sales for the first quarter of fiscal 2022 versus $1,060,000 in the same period of fiscal 2021.  Net sales to Legacy customers were $702,000 in the first quarter of fiscal 2022 versus $515,000 in the same period of fiscal 2021.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 4% of total net sales for the first quarter of both fiscal 2022 and 2021.

The increase in net sales for the quarter ended December 31, 2021 of $24,017,000 compared to the quarter ended December 31, 2020 was driven primarily by increased sales to Community Broadband Service Providers, and MSO customers of $15,964,000, and $6,081,000, respectively. The increase to Community Broadband and MSO customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the first quarter of fiscal 2022 was $28,137,000, an increase of $12,414,000, or 79%, from $15,723,000 in the comparable period of fiscal 2021. Gross profit percent was 44.9% of net sales in the first quarter of fiscal 2022, an increase from 42.0% of net sales for the first quarter of fiscal 2021. Gross profit increased $11,603,000 or 102%, to $22,972,000 for the three months ended December 31, 2021 from $11,369,000 in the comparable period in fiscal 2021. The increase in gross profit in the first quarter of fiscal 2022 was due to increased volume of net sales described above while the increase in gross profit percent was primarily due to a favorable product mix associated with higher net sales in the Company’s Community Broadband market, as well as improved manufacturing efficiencies realized with higher sales volumes, offset by higher freight and transportation costs.

Selling, general and administrative expenses increased $2,267,000 or 30%, to $9,923,000 in the first quarter fiscal 2022 from $7,656,000 for the fiscal 2021 first quarter.  The increase in expense in the first quarter of fiscal 2022 consists primarily of increases of $1,842,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, increased travel and entertainment expenses of $172,000 due to reduced COVID-19 travel restrictions, and increased stock compensation expense of $128,000.

Income from operations for the quarter ended December 31, 2021 was $13,049,000 compared to $3,714,000 for the comparable quarter of fiscal 2021, an increase of approximately 251%. This increase is attributable to increased gross profit driven by higher sales in the Company’s Community Broadband and MSO markets, offset by higher selling, general and administrative expenses.

Interest income for the quarter ended December 31, 2021 was $120,000 compared to $134,000 for the comparable quarter for fiscal 2021. The decrease is due to lower interest rates earned on investments in the first quarter of fiscal 2022. We expect interest income may decline due to the prevailing lower interest rates in the current economic environment.

We recorded a provision for income taxes of $2,780,000 and $684,000 for the three months ended December 31, 2021 and 2020, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $2,096,000 from the first quarter for fiscal 2021 is primarily due to increased income from operations. The income tax expense rate for the first quarter of fiscal 2022 increased to 21.1%, from 17.8% recorded in the first quarter of fiscal 2021, due to increased taxable income.

The Company’s net income for the three months ended December 31, 2021 was $10,389,000, or $0.76 per basic share or $0.75 per diluted share. The Company’s net income for the three months ended December 31, 2020 was $3,163,000, or $0.23 per basic and diluted share. The increase in basic and diluted earnings per share for the three months ended December 31, 2021 as compared to December 31, 2020 was due to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $23,055,000 as of December 31, 2021 compared to $23,590,000 as of September 30, 2021. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $35,192,000 as of December 31, 2021, compared to $36,913,000 as of September 30, 2021. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the first quarter of fiscal 2022, our cash, cash equivalents and short-term and long-term investments decreased to $58.2 million compared to $60.5 million as of the prior quarter end. We had no long-term debt obligations as of December 31, 2021 or September 30, 2021.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth including expanding production capacity and facilities as well as inventory growth to meet customer demand, and potential future strategic transactions, the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to COVID-19 or supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash used by operating activities totaled $34,000 for the three months ended December 31, 2021. This was primarily due to net income of $10,389,000, non-cash expenses for depreciation and amortization of $639,000, and stock-based compensation of $440,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was an increase in inventory of $16,049,000, partially offset by decreases in accounts receivable of $3,108,000 and increase in accounts payable and accrued expenses of $1,750,000. The Company increased stocking levels of inventory during the quarter ending December 31, 2021 to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain. We expect to maintain higher than historic stocking levels through fiscal year 2022. The decrease in accounts receivable is due to timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased 11 days to 29 days from September 30, 2021 to December 31, 2021. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter. Beginning in second quarter of fiscal 2022, our cash payments on facilities leases will increase with our new Tijuana Mexico manufacturing facility and warehouse in Brooklyn Park, MN leases commencing.

Net cash provided by operating activities totaled $2,716,000 for the three months ended December 31, 2020. This was primarily due to net income of $3,163,000, non-cash expenses for depreciation and amortization of $568,000, and stock-based compensation of $289,000 in addition to changes in operating assets and liabilities providing cash. Changes in operating assets and liabilities using cash include a decrease in accounts payable and accrued expenses of $2,860,000, offset by decreases in inventory of $721,000 and accounts receivable of $699,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter and $2,373,000 of fiscal 2020 accrued bonus compensation accruals paid in the first quarter of fiscal 2021. The decrease in inventory is a result of higher utilization of inventory components due to increased net sales. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased two days to 33 days from September 30, 2020 to December 31, 2020.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2021, we used cash to purchase $248,000 of U.S. Treasury and FDIC-backed securities and received $1,980,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,051,000 of cash during the three months ended December 31, 2021.

During the three months ended December 31, 2020, we used cash to purchase $3,968,000 of FDIC-backed securities and received $4,426,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $379,000 of cash during the three months ended December 31, 2020.

Financing Activities

For the three months ended December 31, 2021, we received $249,000 from employees’ participation and purchase of stock through our ESPP, we used $274,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $156,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the three months ended December 31, 2021.

For the three months ended December 31, 2020, we received $179,000 from employees’ participation and purchase of stock through our ESPP, we used $262,000 related to share withholding for taxes associated with the issuance of common stock upon cashless exercise of stock options and used $11,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding.

As of both December 31, 2021 and December 31, 2020, we had the authority to purchase approximately $4,981,000 in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017.  Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. In addition, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, stock-based compensation, income taxes and valuation of inventory, long-lived assets, finite lived intangible assets and goodwill.

These accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Management made no changes to the Company’s critical accounting policies during the quarter ended December 31, 2021.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2021 There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s 2007 Stock Compensation Plan for the three months ended December 31, 2021 as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2021	-	-	-	$4,980,671
November 1-30, 2021	4,122	66.48	-	4,980,671
December 1-31, 2021	-	-	-	4,980,671
Total	4,122	66.48	-	$4,980,671

                   (1) Amount remaining from the aggregate $12,000,000 repurchase authorizations approved by the Company’s Board of Directors on April 25, 2017. The repurchase program was suspended in April 2020 due to COVID related uncertainty.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 31.1*	–	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 31.2 *	–	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
Exhibit 32.1 **	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101	–	The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at December 31, 2021 and September 30, 2021; (ii) Condensed Statements of Earnings for the three months ended December 31, 2021 and 2020; (iii) Condensed Statements of Shareholders’ Equity for the three months ended December 31, 2021 and 2020; (iv) Condensed Statements of Cash Flows for the three months ended December 31, 2021 and 2020; and (v) Notes to the Condensed Financial Statements.
* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 2, 2022	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 2, 2022	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)