Form 10-Q
period 2022-03-31
Clearfield, Inc.
filed 2022-05-04
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of April 19, 2022
Common stock, par value $.01	13,771,632

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2022 (Unaudited)	September 30, 2021
Assets
Current Assets
Cash and cash equivalents	$13,923	$13,216
Short-term investments	739	10,374
Accounts receivables, net	21,836	19,438
Inventories, net	60,918	27,524
Other current assets	1,601	954
Total current assets	99,017	71,506

Property, plant and equipment, net	8,701	4,998

Other Assets
Long-term investments	28,448	36,913
Goodwill	4,709	4,709
Intangible assets, net	4,487	4,696
Right of use lease assets	13,414	2,305
Deferred tax asset	572	365
Other	620	419
Total other assets	52,250	49,407
Total Assets	$159,968	$125,911

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$2,758	$915
Accounts payable	15,024	9,215
Accrued compensation	6,804	8,729
Accrued expenses	759	1,613
Total current liabilities	25,345	20,472

Other Liabilities
Long-term portion of lease liability	11,194	1,615
Total liabilities	36,539	22,087

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,772,581 and 13,732,188 shares issued and outstanding as of March 31, 2022 and September 30, 2021	138	137
Additional paid-in capital	58,949	58,246
Accumulated other comprehensive loss	(725)	-
Retained earnings	65,067	45,441
Total shareholders’ equity	123,429	103,824
Total Liabilities and Shareholders’ Equity	$159,968	$125,911

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net sales	$53,495	$29,692	$104,604	$56,784

Cost of sales	30,331	16,750	58,468	32,473

Gross profit	23,164	12,942	46,136	24,311

Operating expenses
Selling, general and administrative	11,233	8,490	21,155	16,146
Income from operations	11,931	4,452	24,981	8,165

Net investment income	121	123	241	257

Income before income taxes	12,052	4,575	25,222	8,422

Income tax expense	2,816	935	5,596	1,619
Net income	$9,236	$3,640	$19,626	$6,803

Net income per share Basic	$0.67	$0.27	$1.43	$0.50
Net income per share Diluted	$0.66	$0.27	$1.41	$0.50

Weighted average shares outstanding:
Basic	13,767,341	13,730,150	13,755,291	13,711,135
Diluted	13,902,836	13,779,779	13,900,180	13,738,090

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net Income	$9,236	$3,640	$19,626	$6,803

Other comprehensive loss before income taxes:
Unrealized losses on available-for-sale adjustments	(932)	-	(932)	-

Total other comprehensive loss before income taxes	(932)	-	(932)	-

Income tax benefit	(207)	-	(207)	-

Total other comprehensive loss after income taxes	(725)	-	(725)	-

Total other comprehensive income	$8,511	$3,640	$18,901	$6,803

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

(IN THOUSANDS)

For the three months ended March 31, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at December 31, 2021	13,762	$138	$58,505	$-	$55,831	$114,474
Stock-based compensation expense	-	-	570	-	-	570
Restricted stock issuance, net of forfeitures	6	-	-	-	-	-
Withholding related to exercise of stock options	5	-	(126)	-	-	(126)
Other Comprehensive Loss	-	-	-	(725)	-	(725)
Net income	-	-	-	-	9,236	9,236
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429

For the three months ended March 31, 2021				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at December 31, 2020	13,728	$137	$57,697	$-	$28,277	$86,111
Stock-based compensation expense	-	-	334	-	-	334
Restricted stock issuance, net	(1)	-	-	-	-	-
Withholding related to exercise of stock options	8	-	(194)	-	-	(194)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(2)	-	(43)	-	-	(43)
Net income	-	-	-	-	3,640	3,640
Balance at March 31, 2021	13,733	$137	$57,794	$-	$31,917	$89,848

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

(IN THOUSANDS)

For the six months ended March 31, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824
Stock-based compensation expense	-	-	1,010	-	-	1,010
Restricted stock issuance, net of forfeitures	30	1	-	-	-	1
Issuance of common stock under employee stock purchase plan	8	-	249	-	-	249
Withholding related to exercise of stock options	7	-	(282)	-	-	(282)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	-	(274)
Other Comprehensive Loss	-	-	-	(725)	-	(725)
Net income	-	-	-	-	19,626	19,626
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429

For the six months ended March 31, 2021				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2020	13,650	$137	$57,502	$-	$25,114	$82,753
Stock-based compensation expense	-	-	623	-	-	623
Restricted stock issuance, net	37	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	15	-	179	-	-	179
Withholding related to exercise of stock options	33	-	(456)	-	-	(456)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(2)	-	(54)	-	-	(54)
Net income	-	-	-	-	6,803	6,803
Balance at March 31, 2021	13,733	$137	$57,794	$-	$31,917	$89,848

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(IN THOUSANDS)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$19,626	$6,803
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,362	1,139
Change in allowance for doubtful accounts	-	210
Amortization of discount on investments	(21)	-
Stock-based compensation	1,010	623
Changes in operating assets and liabilities:
Accounts receivable	(2,398)	(2,908)
Inventories, net	(33,394)	(219)
Other assets	(811)	(189)
Accounts payable and accrued expenses	3,344	1,240
Net cash (used in) provided by operating activities	(11,282)	6,699

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(4,842)	(682)
Purchases of investments	(248)	(6,448)
Proceeds from sales and maturities of investments	17,386	6,651
Net cash provided by (used in) investing activities	12,296	(479)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	249	179
Tax withholding related to vesting of restricted stock grants	(274)	(54)
Withholding related to exercise of stock options	(282)	(456)
Net cash used in financing activities	(307)	(331)

Increase in cash and cash equivalents	707	5,889

Cash and cash equivalents, beginning of period	13,216	16,450

Cash and cash equivalents, end of period	$13,923	$22,339

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$6,934	$2,331

Non-cash financing activities
Cashless exercise of stock options	$210	$1,269

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2022 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except for share data)	2022	2021	2022	2021
Net income	$9,236	$3,640	$19,626	$6,803
Weighted average common shares	13,767,341	13,730,150	13,755,291	13,711,135
Dilutive potential common shares	135,495	49,629	144,889	26,956
Weighted average dilutive common shares outstanding	13,902,836	13,779,779	13,900,180	13,738,090
Net income per common share:
Basic	$0.67	$0.27	$1.43	$0.50
Diluted	$0.66	$0.27	$1.41	$0.50

Note 3. Investments

The Company invests in certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as U.S. Treasury and money market securities.  Historically, the Company’s investment portfolio had been classified as held-to-maturity and recorded at amortized cost. During the second quarter of fiscal 2022, the Company sold investments and has reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. The proceeds from sales of investments during the six months ended March 31, 2022 was $14,365,000. The Company recorded within earnings for the six months ended March 31, 2022, gross realized gains on the sale of $92,000 partially offset by gross realized losses of $53,000. The specific identification method is used to determine the cost of the securities sold. The Company’s sale of investment securities was associated with its need to respond to significant unanticipated and unprecedented growth in its sales order backlog coupled with supply chain challenges to obtain the inventory necessary for fullfilment of these orders, as well as the reevaluation of the Company’s approach to use of available capital.

At March 31, 2022, available-for-sale investments consist of the following:

	March 31, 2022
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
Certificates of deposit	743	-	4	739
Investment securities – short-term	$743	$-	$4	$739
Long-Term
U.S treasury securities	$16,157	$-	$694	$15,463
Certificates of deposit	13,219	19	253	12,985
Investment securities – long-term	$29,376	$19	$947	$28,448

At March 31, 2022, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
U.S treasury securities	$15,463	$694	$-	$-
Certificates of deposit	8,272	158	3,373	99
Investment securities	$23,735	$852	$3,373	$99

As of March 31, 2022, there were 53 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of March 31, 2022, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and US federal government.

Note 4. Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the market price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of U.S. treasury securities, and certificates of deposit based on valuations provided by an external pricing service, who obtains them from a variety of industry standard data providers.

The Company’s investments are categorized according to the three-level fair value hierarchy which distinguishes between observable and unobservable inputs, in one of the following levels:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3- Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those with fair value measurements that are determined using pricing models, discounted cash flow valuation or similar techniques, as well as significant management judgment or estimation.

The following provides information regarding fair value measurements for our investment securities as of March 31, 2022 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities:
U.S treasury securities	$15,463	$-	$15,463	$-
Certificates of deposit	13,724	-	13,724	-
Total Investments securities	$29,187	$-	$29,187	$-

During the six months ended March 31, 2022 and the year ended September 30, 2021, we owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three or six months ended March 31, 2022.

Note 5. Other Comprehensive Loss

Changes in components of other comprehensive loss and taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized losses on available-for-sale securities	$(932)	$(207)	$(725)

Other comprehensive loss	$(932)	$(207)	$(725)

	Six Months Ended March 31, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized losses on available-for-sale securities	$(932)	$(207)	$(725)

Other comprehensive loss	$(932)	$(207)	$(725)

At March 31, 2022 components of accumulated other comprehensive loss is as follows:

(In thousands)	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at September 30, 2021	$-	$-
Other comprehensive loss for the six months ended March 31, 2022	(725)	(725)
Balances at March 31, 2022	$(725)	$(725)

Note 6. Stock-Based Compensation

The Company recorded $570,000 and $1,010,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2022, respectively. For the three months ended March 31, 2022, $538,000 of this expense is included in selling, general and administrative expense, and $32,000 is included in cost of sales.  For the six months ended March 31, 2022, $947,000 of this expense is included in selling, general and administrative expense, and $63,000 is included in cost of sales. The Company recorded $334,000 and $623,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s ESPP for the three and six months ended March 31, 2021, respectively. For the three months ended March 31, 2021, $314,000 of this expense is included in selling, general and administrative expense, and $20,000 is included in cost of sales.  For the six months ended March 31, 2021, $595,000 of this expense is included in selling, general and administrative expense, and $28,000 is included in cost of sales. As of March 31, 2022, $4,694,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.6 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the six months ended March 31, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48. During the six months ended March 31, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74

The fair value of stock option awards during the six months ended March 31, 2022 was estimated as of the respective grant dates using the assumptions listed below:

Six months ended March 31, 2022
Dividend yield	0%
Expected volatility	52.02%
Risk-free interest rate	0.87%
Expected life (in years)	3.5
Vesting period (in years)	3

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

The following is a summary of stock option activity during the six months ended March 31, 2022:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2021	301,514	$16.25
Granted	62,730	66.48
Exercised	(15,099)	13.90
Forfeited or Expired	-	-
Outstanding as of March 31, 2022	349,145	$25.37

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2022, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.12 years and their aggregate intrinsic value was $7,482,000.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2022, the Company granted newly elected non-employee directors restricted stock awards totaling 318 and 2,758 shares of common stock, with a vesting term of approximately one year and a fair value of $62.77 and $63.35 per share, respectively. During the six months ended March 31, 2022, the Company granted non-employees restricted stock awards totaling 3,118 shares of common stock, with a vesting term of approximately one year and a fair value of $64.11 per share. During the six months ended March 31, 2022, the Company also granted employees restricted stock awards totaling 23,318 shares of common stock, with a vesting term of approximately three years and a fair value of $66.48 per share.

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

Restricted stock transactions during the six months ended March 31, 2022 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2021	108,839	$17.14
Granted	29,512	65.90
Vested	(14,384)	25.02
Forfeited	-	-
Unvested as of March 31, 2022	123,967	$27.83

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

Note 7. Revenue

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

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2022	2021	2022	2021
United States	$52,045	$27,744	$101,163	$53,776
All other countries	1,450	1,948	3,441	3,008
Total Net Sales	$53,495	$29,692	$104,604	$56,784

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Broadband service providers	99%	97%	99%	98%
Legacy customers	1%	3%	1%	2%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both March 31, 2022 and September 30, 2021, the balance in the allowance for doubtful accounts was $79,000.

See Note 9, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 8. Inventories

Inventories consist of the following as of:

(In thousands)	March 31, 2022	September 30, 2021
Raw materials	$47,961	$23,072
Work-in-process	4,727	2,482
Finished goods	9,907	3,361
Inventories, gross	62,595	28,915
Inventory reserve	(1,677)	(1,391)
Inventories, net	$60,918	$27,524

Note 9. Major Customer Concentration

For the three months ended March 31, 2022, Customers A, and B comprised 14% and 13% of the Company’s net sales, respectively. Customers A is a distributor and Customer B is a regional broadband service provider. For the six months ended March 31, 2022, Customers A, B, and C comprised 13%, 12% and 11% of the Company’s net sales, respectively. Customers A is a distributor and Customers B and C are regional broadband service providers. For the three months ended March 31, 2021, Customers A and D comprised 21% and 11% of the Company’s net sales, respectively. For the six months ended March 31, 2021, Customers A and D comprised 20% and 11% of the Company’s net sales, respectively. Both of these customers are distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of March 31, 2022, Customer D comprised 11% of the Company’s accounts receivable. This customer is a distributor. As of September 30, 2021, Customers C was 17% of accounts receivable. Customer C is a regional broadband service provider.

Note 10. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment.  The result of the analysis performed as of September 30, 2021 did not indicate an impairment of goodwill.  During the six months ended March 31, 2022, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2022, the Company has 31 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2021 did not indicate an impairment of our intangible assets. During the six months ended March 31, 2022, there were no triggering events that indicate potential impairment exists.

Note 11. Income Taxes

For the three and six months ended March 31, 2022, the Company recorded income tax expense of $2,816,000 and $5,596,000, reflecting an effective tax rate of 23.4% and 22.2%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2022 was primarily related to excess tax benefits from restricted stock vesting during the period, Section 162(m) compensation deduction limitations, other nondeductible expenses, foreign derived intangibles income deduction (FDII), and research and development credits. For the three and six months ended March 31, 2021, the Company recorded income tax expense of $935,000 and $1,619,000, reflecting an effective tax rate of 20.4% and 19.2%, respectively. The differences between the effective tax rate and the statutory tax rate were primarily related to excess tax benefits from non-qualified stock options exercised during the quarter, research and development credits, and foreign derived intangibles income deduction (FDII).

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2022 and September 30, 2021 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2022, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 12. Leases

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

The Company previously leased a 46,000 square foot manufacturing facility in Tijuana, Mexico. The Company and landlord agreed to end the lease early on January 31, 2022. The Company also leased a 52,000 square foot manufacturing facility in Tijuana, Mexico. On October 28, 2021, the Company and landlord agreed to end the lease early on February 28, 2022 which included a lease termination fee of $92,000.

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. The Company has transitioned its manufacturing operations from the above noted Tijuana, Mexico manufacturing facilities into the newly leased facility with the lease commencing in the second quarter of fiscal 2022. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

On November 19, 2021, the Company signed a lease for a 105,000 square foot warehouse in Brooklyn Park, Minnesota. The lease term is five years commencing March 2022 and ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option. The lease commenced in the second quarter of fiscal 2022.

          Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease expense within: (in thousands)	2022	2021	2022	2021
Cost of sales	$439	$252	$724	$505
Selling, general and administrative	57	55	112	111
Total lease expense	$496	$307	$836	$616

Future maturities of lease liabilities were as follows as of March 31, 2022 (in thousands):

FY2022 (Remaining)	$1,395
FY2023	3,158
FY2024	3,233
FY2025	2,997
FY2026	2,844
Thereafter	1,196
Total lease payments	14,823
Less: Interest	(871)
Present value of lease liabilities	$13,952

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2022 were 4.71 years and 3.05%, respectively, compared to 3.33 years and 3.40%, respectively, as of March 31, 2021. For the three and six months ended March 31, 2022, the operating cash outflows from the Company’s leases was $238,000 and $550,000, compared to $240,000 and $480,000 for the three and six months ended March 31, 2021.

Note 13. Subsequent Events

On April 27, 2022, the Company entered into a loan agreement and a security agreement with Bremer Bank, National Association, that provides the Company with a $40 million revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025 and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financiing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum.  As of April 27, 2022, the initial interest rate is 2.50%.

The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period.

Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2022 and 2021 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Under U.S. federal and state guidance in response to the COVID-19 pandemic, Clearfield’s operations are classified as part of the Cybersecurity and Infrastructure Security Agency (“CISA”) critical infrastructure sector and similar categorization in Minnesota. In March 2020, we transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements and they currently continue primarily working remote. In accordance with the Centers for Disease Control and Prevention (“CDC”) and World Health Organization (“WHO”) guidelines, we implemented and have continued health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have maintained our manufacturing capacity in Brooklyn Park with these personnel at near historic levels. Similarly, we have implemented the recommended health and safety measures for the production staff that remains onsite at our Tijuana, Mexico manufacturing facilities. Throughout the COVID-19 pandemic, the Company has closely monitored the operations and staffing levels at its Brooklyn Park facility and its manufacturing operations in Tijuana, Mexico.

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our sales order backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 12 weeks or longer for certain product categories. The Company is working to manage lead times to more historic levels from receipt of purchase order. As part of our forward-looking capacity planning in order to meet the significant demand for our products, we’ve expanded our operations with two new facilities which came online in the second quarter of fiscal 2022. Our new manufacturing center in Mexico provides us with 318,000 square feet of capacity, and our new distribution center in Minnesota adds 105,000 square feet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

Net sales for the second quarter of fiscal 2022 ended March 31, 2022 were $53,495,000, an increase of approximately 80% or $23,802,000, from net sales of $29,692,000 for the second quarter of fiscal 2021.  Net sales to Broadband Service Providers were $52,832,000 in the second quarter of fiscal 2022 versus $28,934,000 in the same period of fiscal 2021.  Among this group, the Company recorded $1,450,000 in international sales for the second quarter of fiscal 2022 versus $1,948,000 in the same period of fiscal 2021.  Net sales to Legacy customers were $662,000 in the second quarter of fiscal 2022 versus $758,000 in the same period of fiscal 2021.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 3% and 7% of total net sales for the second quarter of fiscal 2022 and 2021, respectively.

The increase in net sales for the quarter ended March 31, 2022 of $23,802,000 compared to the quarter ended March 31, 2021 was driven primarily by increased sales to Community Broadband Service Providers, and MSO customers of $19,306,000, and $3,335,000, respectively. The increase in sales to these customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues and customer deployment schedules. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the second quarter of fiscal 2022 was $30,331,000, an increase of $13,581,000, or 81%, from $16,750,000 in the comparable period of fiscal 2021. Gross profit percent was 43.3% of net sales in the second quarter of fiscal 2022, a decrease from 43.6% of net sales for the second quarter of fiscal 2021. Gross profit increased $10,222,000 or 79%, to $23,164,000 for the three months ended March 31, 2022 from $12,942,000 in the comparable period in fiscal 2021. The gross profit margin for the quarter remained relatively unchanged from the prior year quarter.

Selling, general and administrative expenses increased $2,743,000 or 32%, to $11,233,000 in the second quarter fiscal 2022 from $8,490,000 for the fiscal 2021 second quarter. The increase in expense in the second quarter of fiscal 2022 consists primarily of increases of $1,375,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, increased professional fees of $502,000, increased travel and entertainment expenses of $228,000 due to reduced COVID-19 travel restrictions, increased stock compensation expense of $224,000 and a recovery of $210,000 related to a bad debt recovery in the prior year.

Income from operations for the quarter ended March 31, 2022 was $11,931,000 compared to $4,451,000 for the comparable quarter of fiscal 2021, an increase of approximately 168%. This increase is attributable to increased gross profit driven by higher sales to the Company’s Community Broadband, and MSO customers, offset by higher selling, general and administrative expenses.

Net investment income for the quarter ended March 31, 2022 was $121,000 compared to $123,000 for the comparable quarter for fiscal 2021. Net investment income for the quarter ended March 31, 2022 is comprised of $82,000 of interest income and $39,000 net realized gains on sales of investments during the quarter. The decrease in interest income is due to lower interest rates earned on investments in the second quarter of fiscal 2022. We expect interest income to decline due to the lower interest rates remaining in the Company’s investment portfolio.

We recorded a provision for income taxes of $2,816,000 and $935,000 for the three months ended March 31, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $1,881,000 from the second quarter for fiscal 2021 is primarily due to increased income from operations. The income tax expense rate for the second quarter of fiscal 2022 increased to 23.4%, from 20.4% recorded in the second quarter of fiscal 2021, due to increased taxable income.

The Company’s net income for the three months ended March 31, 2022 was $9,236,000, or $0.67 per basic share or $0.66 per diluted share. The Company’s net income for the three months ended March 31, 2021 was $3,640,000, or $0.27 per basic and diluted share. The increase in basic and diluted earnings per share for the three months ended March 31, 2022 as compared to March 31, 2021 was due to higher net income.

SIX MONTHS ENDED MARCH 31, 2022 VS. SIX MONTHS ENDED MARCH 31, 2021

Net sales for the six months ended March 31, 2022 were $104,604,000, an increase of approximately 84% or $47,819,000, from net sales of $56,784,000 for the six months ended March 31, 2021.  Net sales to Broadband Service Providers were $103,238,000 in the six months ended March 31, 2022 versus $55,507,000 in the same period of fiscal 2021.  Among this group, the Company recorded $3,441,000 in international sales for the six months ended March 31, 2022 versus $3,008,000 in the same period of fiscal 2021.  Net sales to Legacy customers were $1,365,000 in the six months ended March 31, 2022 versus $1,277,000 in the same period of fiscal 2021.  The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Accordingly, international sales represented 3% and 5% of total net sales for the six months ended 2022 and 2021.

The increase in net sales for the six months ended March 31, 2022 of $47,819,000 compared to the six months ended March 31, 2021 was driven primarily by increased sales to Community Broadband Service Providers, and MSO customers of $75,695,000, and $16,496,000, respectively. The increase to Community Broadband, and MSO customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

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

Cost of sales for the six months ended 2022 was $58,468,000, an increase of $25,995,000, or 80%, from $32,473,000 in the comparable period of fiscal 2021. Gross profit percent was 44.1% of net sales for the six months ended March 31, 2022, an increase from 42.8% of net sales for the six months ended March 31, 2021. Gross profit increased $21,825,000 or 90%, to $46,135,000 for the six months ended March 31, 2022 from $24,311,000 in the comparable period in fiscal 2021. The increase in gross profit margin was primarily due to a favorable product mix associated with higher net sales in the Company’s Community Broadband market, as well as improved manufacturing efficiencies realized with higher sales volumes, offset by higher freight and transportation costs.

Selling, general and administrative expenses increased $5,009,000 or 31%, to $21,155,000 in the second quarter fiscal 2022 from $16,146,000 for the comparable period of fiscal 2021. The increase in expense in the six months ended March 31, 2022 consists primarily of increases of $2,989,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, increased professional fees of $543,000, increased travel and entertainment expenses of $399,000 due to reduced COVID-19 travel restrictions, increased stock compensation expense of $352,000 and a recovery of $210,000 related to a bad debt recovery in the prior year.

Income from operations for six months ended March 31, 2022 was $24,981,000 compared to $8,165,000 for the comparable quarter of fiscal 2021, an increase of approximately 206%. This increase is attributable to increased gross profit driven by higher sales to the Company’s Community Broadband, and MSO customers, offset by higher selling, general and administrative expenses.

Net investment income for the six months ended March 31, 2022 was $241,000 compared to $257,000 for the comparable quarter for fiscal 2021. Net investment income for the six months ended March 31, 2022 is comprised of $202,000 of interest income and $39,000 net realized gains on sales of investments. The decrease in interest income is due to lower interest rates earned on investments in the six months ended March 31, 2022. We expect interest income to decline due to the lower interest rates remaining in the Company’s investment portfolio.

We recorded a provision for income taxes of $5,596,000 and $1,619,000 for the six months ended March 31, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $3,977,000 from the six months ended March 31, 2021 is primarily due to increased income from operations. The income tax expense rate for the six months ended March 31, 2022 increased to 22.2%, from 19.2% recorded in the comparable period of fiscal 2021, due to increased taxable income.

The Company’s net income for the six months ended March 31, 2022 was $19,626,000, or $1.43 per basic share or $1.41 per diluted share. The Company’s net income for the six months ended March 31, 2021 was $6,803,000, or $0.50 per basic and diluted share. The increase in basic and diluted earnings per share for the six months ended March 31, 2022 as compared to March 31, 2021 was due to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our principal source of liquidity was our cash, cash equivalents and short-term investments. Those sources total $14,662,000 as of March 31, 2022 compared to $23,590,000 as of September 30, 2021. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $28,448,000 as of March 31, 2022, compared to $36,913,000 as of September 30, 2021. We believe the combined balances of short-term cash and investments along with long-term investments provide a more accurate indication of our available liquidity. At the end of the second quarter of fiscal 2022, our cash, cash equivalents and short-term and long-term investments decreased to $43.1 million compared to $58.2 million as of the prior quarter end. We had no long-term debt obligations as of March 31, 2022 or September 30, 2021.

Subsequent to the end of the quarter, we secured a $40 million revolving line of credit from Bremer Bank, National Association that may also be a source of future liquidity. See Note 13, Subsequent Events.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth including expanding production capacity and facilities as well as inventory growth to meet customer demand, and potential future strategic transactions, the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to COVID-19 or supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash used by operating activities totaled $11,282,000 for the six months ended March 31, 2022. This was primarily due to net income of $19,626,000, non-cash expenses for depreciation and amortization of $1,362,000, and stock-based compensation of $1,010,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was an increase in inventory of $33,393,000, and increases in accounts receivable of $2,398,000, partially offset by increases in accounts payable and accrued expenses of $3,344,000. The Company increased stocking levels of inventory during the quarter ending March 31, 2022 to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain. We expect to maintain higher than historic stocking levels through fiscal year 2022. The increase in accounts receivable is due to increased sales in the most recent quarter as well as timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased 3 days to 37 days from September 30, 2021 to March 31, 2022. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors and inventory growth.

Net cash provided by operating activities totaled $6,699,000 for the six months ended March 31, 2021. This was primarily due to net income of $6,803,000, non-cash expenses for depreciation and amortization of $1,139,000, and stock-based compensation of $623,000 in addition to changes in operating assets and liabilities providing cash. The primary changes in operating assets and liabilities using cash include an increase in accounts receivable of $2,908,000, offset by increases in accounts payable and accrued expenses of $1,240,000. The increase in accounts receivable is due to increased sales during the most recent quarter and the timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, increased five days to 40 days from September 30, 2020 to March 31, 2021. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter and $2,373,000 of fiscal 2020 accrued bonus compensation accruals paid in the first quarter of fiscal 2021.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the six months ended March 31, 2022, we received $17,386,000 on sales and maturities of investment securities and used cash to purchase $248,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $4,842,000 of cash during the six months ended March 31, 2022.

During the six months ended March 31, 2021, we used cash to purchase $6,448,000 of investment securities and received $6,651,000 on investment securities that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $682,000 of cash during the six months ended March 31, 2021.

Financing Activities

For the six months ended March 31, 2022, we received $249,000 from employees’ participation and purchase of stock through our ESPP, we used $281,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $274,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the six months ended March 31, 2022.

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

As of March 31, 2022 and March 31, 2021, we had the authority to purchase approximately $14,981,000 and $4,981,000, respectively, in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017. Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. In addition, effective January 27, 2022, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million.

CRITICAL ACCOUNTING ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting estimates. The accounting estimates considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective and complex judgments include the fair value of investments, stock-based compensation, and valuation of inventory, long-lived assets, finite lived intangible assets and goodwill.

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Management made no changes to the Company’s critical accounting estimates during the quarter ended March 31, 2022.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2021. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except for the following:

Adverse global economic conditions and geopolitical issues could have a negative effect on our business, and results of operations and financial condition.

Our business, including global supply chain is affected by global economic conditions and geopolitical issues. Geopolitical issues, such as the Russia invasion of Ukraine and related economic sanctions and tensions between Russia and NATO countries, has resulted in increasing global tensions, rising fuel costs and creates uncertainty for our global supply chain. Sustained or worsening of global economic conditions and geopolitical issues may disrupt or increase our cost of doing business and otherwise disrupt and delay our supply chain operations. These factors could negatively affect the cost and supply of components needed for our products, our ability to ship products to customers and ultimately impact our business, financial condition and result of operations.

Our planned growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

Net sales for fiscal year 2021 increased 51% as compared to net sales in fiscal year 2020.  In fiscal year 2022, we have experienced and expect to experience additional significant net sales growth as compared to fiscal year 2021. As we grow, we will face the risk that our existing resources and systems, including management resources, enterprise technology and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on our operating results. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased no shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s 2007 Stock Compensation Plan for the three months ended March 31, 2022. Accordingly, the Company’s purchases of equity securities for the three months ended March 31, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2021	-	-	-	$14,980,671
February 1-28, 2021	-	-	-	14,980,671
March 1-31, 2021	-	-	-	14,980,671
Total	-	-	-	$14,980,671

(1) Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020 and the Company’s board of directors increased the share repurchase program by an additional $10 millionas reflected above.

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

ITEM 6. EXHIBITS

Exhibit 31.1* – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 *– Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 **– Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101*–The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2022 and September 30, 2021; (ii) Condensed Statements of Earnings for the three months ended March 31, 2022 and 2021; (iii) Condensed Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to the Condensed Financial Statements.

104* - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

May 4, 2022	/s/ Cheryl Beranek
By: Cheryl Beranek
Its: President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2022	/s/ Daniel Herzog
By: Daniel Herzog
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)