Form 10-Q
period 2022-06-30
Clearfield, Inc.
filed 2022-08-03
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 19, 2022
Common stock, par value $.01	13,777,682

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2022 (Unaudited)	September 30, 2021
Assets
Current Assets
Cash and cash equivalents	$14,192	$13,216
Short-term investments	3,894	10,374
Accounts receivables, net	31,594	19,438
Inventories, net	69,341	27,524
Other current assets	1,050	954
Total current assets	120,071	71,506

Property, plant and equipment, net	9,567	4,998

Other Assets
Long-term investments	24,994	36,913
Goodwill	4,709	4,709
Intangible assets, net	4,691	4,696
Right of use lease assets	12,715	2,305
Deferred tax asset	647	365
Other	553	420
Total other assets	48,309	49,408
Total Assets	$177,947	$125,912

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$2,774	$915
Accounts payable	16,243	9,215
Accrued compensation	8,918	8,729
Accrued expenses	2,758	1,613
Total current liabilities	30,693	20,472

Other Liabilities
Long-term portion of lease liability	10,480	1,615
Total liabilities	41,173	22,087

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,777,682 and 13,732,188 shares issued and outstanding as of June 30, 2022 and September 30, 2021	138	137
Additional paid-in capital	59,784	58,246
Accumulated other comprehensive loss	(960)	-
Retained earnings	77,812	45,442
Total shareholders’ equity	136,774	103,825
Total Liabilities and Shareholders’ Equity	$177,947	$125,912

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF EARNINGS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$71,250	$38,735	$175,854	$95,519

Cost of sales	41,943	21,598	100,411	54,071

Gross profit	29,307	17,137	75,443	41,448

Operating expenses
Selling, general and administrative	12,721	9,435	33,877	25,581
Income from operations	16,586	7,702	41,566	15,867

Net investment income	43	121	284	378

Income before income taxes	16,629	7,823	41,850	16,245

Income tax expense	3,884	1,725	9,480	3,344
Net income	$12,745	$6,098	$32,370	$12,901

Net income per share Basic	$0.93	$0.44	$2.35	$0.94
Net income per share Diluted	$0.92	$0.44	$2.33	$0.94

Weighted average shares outstanding:
Basic	13,772,269	13,732,913	13,760,950	13,718,394
Diluted	13,899,698	13,812,510	13,900,019	13,762,897

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Income	$12,745	$6,098	$32,370	$12,901

Other comprehensive loss before income taxes:
Unrealized losses on available-for-sale adjustments	(309)	-	(1,241)	-

Total other comprehensive loss before income taxes	(309)	-	(1,241)	-

Income tax benefit	(74)	-	(281)	-

Total other comprehensive loss	(235)	-	(960)	-

Total comprehensive income	$12,510	$6,098	$31,410	$12,901

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

(IN THOUSANDS)

For the three months ended June 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429
Stock-based compensation expense	-	-	638	-	-	638
Restricted stock issuance, net of forfeitures	(3)	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	6	-	294	-	-	294
Withholding related to exercise of stock options	2	-	(97)	-	-	(97)
Other comprehensive loss	-	-	-	(235)	-	(235)
Net income	-	-	-	-	12,745	12,745
Balance at June 30, 2022	13,778	$138	$59,784	$(960)	$77,812	$136,774

For the three months ended June 30, 2021				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at March 31, 2021	13,733	$137	$57,794	$-	$31,917	$89,848
Stock-based compensation expense	-	-	343	-	-	343
Issuance of common stock under employee stock purchase plan	10	-	205	-	-	205
Net income	-	-	-	-	6,098	6,098
Balance at June 30, 2021	13,743	$137	$58,342	$-	$38,015	$96,494

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

UNAUDITED

(IN THOUSANDS)

For the nine months ended June 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,442	$103,825
Stock-based compensation expense	-	-	1,647	-	-	1,647
Restricted stock issuance, net of forfeitures	27	1	-	-	-	1
Issuance of common stock under employee stock purchase plan	13	-	544	-	-	544
Withholding related to exercise of stock options	10	-	(379)	-	-	(379)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	-	(274)
Other Comprehensive Loss	-	-	-	(960)	-	(960)
Net income	-	-	-	-	32,370	32,370
Balance at June 30, 2022	13,778	$138	$59,784	$(960)	$77,812	$136,774

For the nine months ended June 30, 2021				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2020	13,650	$137	$57,503	$-	$25,114	$82,754
Stock-based compensation expense	-	-	966	-	-	966
Restricted stock issuance, net of forfeitures	37	-	-	-	-	-
Employee stock purchase plan	24	-	383	-	-	383
Withholding related to exercise of stock options	34	-	(456)	-	-	(456)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(2)	-	(54)	-	-	(54)
Net income	-	-	-	-	12,901	12,901
Balance at June 30, 2021	13,743	$137	$58,342	$-	$38,015	$96,494

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$32,370	$12,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,174	1,725
Change in allowance for doubtful accounts	-	210
Stock-based compensation	1,647	966
Changes in operating assets and liabilities:
Accounts receivable	(12,156)	(5,896)
Inventories, net	(41,816)	(6,571)
Other assets	(185)	(261)
Accounts payable and accrued expenses	8,677	5,043
Net cash (used in) provided by operating activities	(9,289)	8,117

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(6,764)	(1,275)
Purchases of investments	(248)	(11,904)
Proceeds from sales and maturities of investments	17,386	10,044
Net cash provided by (used in) investing activities	10,374	(3,135)

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	544	383
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(274)	(54)
Withholding related to exercise of stock options	(379)	(456)
Net cash used in financing activities	(109)	(127)

Increase in cash and cash equivalents	976	4,855

Cash and cash equivalents, beginning of period	13,216	16,450

Cash and cash equivalents, end of period	$14,192	$21,305

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$9,913	$3,560

Non-cash financing activities
Cashless exercise of stock options	$276	$1,269

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying (a) condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2022 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except for share data)	2022	2021	2022	2021
Net income	$12,745	$6,098	$32,370	$12,901
Weighted average common shares	13,772,269	13,732,913	13,760,950	13,718,394
Dilutive potential common shares	127,429	79,597	139,069	44,503
Weighted average dilutive common shares outstanding	13,899,698	13,812,510	13,900,019	13,762,897
Net income per common share:
Basic	$0.93	$0.44	$2.35	$0.94
Diluted	$0.92	$0.44	$2.33	$0.94

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

At June 30, 2022, available-for-sale investments consist of the following:

	June 30, 2022
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
Certificates of deposit	3,962	1	69	3,894
Investment securities – short-term	$3,962	$1	$69	$3,894
Long-Term
U.S treasury securities	$16,167	$-	$825	$15,342
Certificates of deposit	10,000	1	348	9,652
Investment securities – long-term	$26,167	$1	$1,173	$24,994

At June 30, 2022, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$15,342	$825	$-	$-
Certificates of deposit	9,637	267	3,569	151
Investment securities	$24,979	$1,092	$3,569	$151

As of June 30, 2022, there were 60 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of June 30, 2022, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and US federal government.

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

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those with fair value measurements that are determined using pricing models, discounted cash flow valuation or similar techniques, as well as significant management judgment or estimation.

The following provides information regarding fair value measurements for our investment securities as of June 30, 2022 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities:
U.S treasury securities	$15,342	$-	$15,342	$-
Certificates of deposit	13,546	-	13,546	-
Total investment securities	$28,888	$-	$28,888	$-

During the nine months ended June 30, 2022 and the year ended September 30, 2021, we owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three or nine months ended June 30, 2022.

Note 5. Other Comprehensive Loss

Changes in components of other comprehensive loss and taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized losses on available-for-sale securities	$(309)	$(74)	$(235)

Other comprehensive loss	$(309)	$(74)	$(235)

	Nine Months Ended June 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized losses on available-for-sale securities	$(1,241)	$(281)	$(960)

Other comprehensive loss	$(1,241)	$(281)	$(960)

At June 30, 2022 components of accumulated other comprehensive loss is as follows:

(In thousands)	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at September 30, 2021	$-	$-
Other comprehensive loss for the nine months ended June 30, 2022	(960)	(960)
Balances at June 30, 2022	$(960)	$(960)

Note 6. Stock-Based Compensation

The Company recorded $638,000 and $1,647,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2022, respectively. For the three months ended June 30, 2022, $606,000 of this expense is included in selling, general and administrative expense, and $32,000 is included in cost of sales. For the nine months ended June 30, 2022, $1,552,000 of this expense is included in selling, general and administrative expense, and $95,000 is included in cost of sales. The Company recorded $343,055 and $966,290 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s ESPP for the three and nine months ended June 30, 2021, respectively. For the three months ended June 30, 2021, $328,710 of this expense is included in selling, general and administrative expense, and $14,345 is included in cost of sales. For the nine months ended June 30, 2021, $923,256 of this expense is included in selling, general and administrative expense, and $43,034 is included in cost of sales. As of June 30, 2022, $4,020,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the nine months ended June 30, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48. During the nine months ended June 30, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $23.74

The fair value of stock option awards during the nine months ended June 30, 2022 was estimated as of the respective grant dates using the assumptions listed below:

Nine months ended June 30, 2022
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

The following is a summary of stock option activity during the nine months ended June 30, 2022:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2021	301,514	$16.25
Granted	62,730	66.48
Exercised	(20,169)	13.70
Forfeited or Expired	(2,084)	19.94
Outstanding as of June 30, 2022	341,991	$25.59

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  As of June 30, 2022, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.91 years and their aggregate intrinsic value was $6,824,000.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2022, the Company granted newly elected non-employee directors restricted stock awards totaling 318 and 2,758 shares of common stock, with a vesting term of approximately one year and a fair value of $62.77 and $63.35 per share, respectively. During the nine months ended June 30, 2022, the Company granted non-employees restricted stock awards totaling 3,118 shares of common stock, with a vesting term of approximately one year and a fair value of $64.11 per share. During the nine months ended June 30, 2022, the Company also granted employees restricted stock awards totaling 23,318 shares of common stock, with a vesting term of approximately three years and a fair value of $66.48 per share.

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

Restricted stock transactions during the nine months ended June 30, 2022 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2021	108,839	$17.14
Granted	29,512	65.90
Vested	(14,384)	25.02
Forfeited	(2,749)	16.84
Unvested as of June 30, 2022	121,218	$28.08

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on June 30, 2022 and December 31, 2021, employees purchased 5,605 and 7,678 shares at a price of $52.66 and $32.43 per share, respectively. After the employee purchase on June 30, 2022, 181,590 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2022	2021	2022	2021
United States	$68,788	$35,810	$170,010	$89,586
All other countries	2,462	2,925	5,844	5,933
Total Net Sales	$71,250	$38,735	$175,854	$95,519

The Company manufactures and sells a proprietary product line designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Broadband service providers	99%	98%	99%	98%
Legacy customers	1%	2%	1%	2%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both June 30, 2022 and September 30, 2021, the balance in the allowance for doubtful accounts was $79,000.

See Note 9, “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 8. Inventories

Inventories consist of the following as of:

(In thousands)	June 30, 2022	September 30, 2021
Raw materials	$58,456	$23,072
Work-in-process	6,437	2,482
Finished goods	6,131	3,361
Inventories, gross	71,023	28,915
Inventory reserve	(1,683)	(1,391)
Inventories, net	$69,341	$27,524

Note 9. Major Customer Concentration

For the three months ended June 30, 2022, Customers A, and B comprised 18% and 11% of the Company’s net sales, respectively.  Customers A and B are distributors. For the nine months ended June 30, 2022, Customer A comprised 15% of the Company’s net sales.  Customer A is a distributor. For the three months ended June 30, 2021, Customers A and C comprised 18% and 12% of the Company’s net sales, respectively.  For the nine months ended June 30, 2021, Customers A and C comprised 20% and 11% of the Company’s net sales, respectively.  Both of these customers were distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of June 30, 2022, Customers A and D comprised 13% and 11% of the Company’s accounts receivable. Customer D is a National Carrier. As of September 30, 2021, Customer E was 16% of accounts receivable. Customer E is a regional broadband service provider.

Note 10. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2021 did not indicate an impairment of goodwill. During the nine months ended June 30, 2022, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2022, the Company has 31 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2021 did not indicate an impairment of our intangible assets. During the nine months ended June 30, 2022, there were no triggering events that indicate potential impairment exists.

Note 11. Income Taxes

For the three and nine months ended June 30, 2022, the Company recorded income tax expense of $3,884,000 and $9,480,000, reflecting an effective tax rate of 23.4% and 22.7%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2022 was primarily related to Section 162(m) compensation deduction limitations, nondeductible acquisition costs, foreign derived intangibles income deduction (FDII), and research and development credits.

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

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of June 30, 2022 and September 30, 2021 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2022, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and nine months ended:

Operating lease expense within:	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$797	$242	$1,521	$748
Selling, general and administrative	54	51	166	162
Total lease expense	$851	$293	$1,687	$910

Future maturities of lease liabilities were as follows as of June 30, 2022 (in thousands):

FY2022 (Remaining)	$778
FY2023	3,158
FY2024	3,233
FY2025	2,997
FY2026	2,844
Thereafter	1,196
Total lease payments	14,206
Less: Interest	(951)
Present value of lease liabilities	$13,255

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2022 were 4.47 years and 3.05%, respectively, compared to 3.09 years and 3.41%, respectively, as of June 30, 2021. For the three and nine months ended June 30, 2022, the operating cash outflows from the Company’s leases was $617,000 and $1,167,000, compared to $243,000 and $723,000 for the three and nine months ended June 30, 2021.

Note 13. Line of Credit

On April 27, 2022, the Company entered into a loan agreement and a security agreement with Bremer Bank, National Association, that provides the Company with a $40 million revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025 and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum.  The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement.  Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of June 30, 2022, the Company had no outstanding balance on the line of credit and was in compliance with all covenants.  See Note 14. Subsequent Events..

Note 14. Subsequent Events

On July 26, 2022, the Company completed the acquisition of Nestor Cables Oy (“Nestor”), a leading developer and manufacturer of fiber optic cable solutions located in Finland, upon the terms and conditions contained in a Share Sale and Purchase Agreement entered into on May 17, 2022. The total purchase price and the acquisition date fair value of the consideration transferred for the shares totaled €7.9 million in addition to €7.6 million related to the repayment of certain of Nestor’s debt. The purchase price was funded from a draw of $16.7 million under the Company’s revolving line of credit. The Company is in the process of finalizing the purchase accounting under ASC 805- Business Combinations.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2022 and 2021 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our sales order backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 20 weeks or longer for certain product categories. The Company is working to manage lead times to more historic levels from receipt of purchase order. As part of our forward-looking capacity planning in order to meet the significant demand for our products, we’ve expanded our operations with two new facilities which came online in the second quarter of fiscal 2022. Our new manufacturing center in Mexico provides us with 318,000 square feet of capacity, and our new distribution center in Minnesota adds 105,000 square feet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

Net sales for the third quarter of fiscal 2022 ended June 30, 2022 were $71,250,000, an increase of approximately 84% or $32,515,000, from net sales of $38,735,000 for the third quarter of fiscal 2021. Net sales to Broadband Service Providers were $70,667,000 in the third quarter of fiscal 2022 versus $38,098,000 in the same period of fiscal 2021. Among this group, the Company recorded $2,462,000 in international sales for the third quarter of fiscal 2022 versus $2,925,000 in the same period of fiscal 2021. Net sales to Legacy customers were $583,000 in the third quarter of fiscal 2022 versus $637,000 in the same period of fiscal 2021. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 3% and 8% of total net sales for the third quarter of fiscal 2022 and 2021, respectively.

The increase in net sales for the quarter ended June 30, 2022 of $32,515,000 compared to the quarter ended June 30, 2021 was driven primarily by increased sales to Community Broadband Service Providers of $19,968,000. The increase in sales to these customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

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

Cost of sales for the third quarter of fiscal 2022 was $41,943,000, an increase of $20,345,000, or 94%, from $21,598,000 in the comparable period of fiscal 2021.  Gross profit percent was 41.1% of net sales in the third quarter of fiscal 2022, a decrease from 44.2% of net sales for the third quarter of fiscal 2021.  Gross profit increased $12,169,000 or 71%, to $29,307,000 for the three months ended June 30, 2022 from $17,138,000 in the comparable period in fiscal 2021.  The decrease in gross profit margin for the quarter was primarily due to component cost increases absorbed by the Company due to the inflationary economic environment, increased facility costs from our expanded Mexico manufacturing and Minnesota distribution center operations, and increased freight and transportation costs.  Despite the decrease in gross profit margin, gross profit increased due to the increase net sales.

Selling, general and administrative expenses increased $3,285,000 or 35%, to $12,721,000 in the third quarter fiscal 2022 from $9,436,000 for the fiscal 2021 third quarter. The increase in expense in the third quarter of fiscal 2022 consists primarily of increases of $1,468,000 in compensation expense due to additional headcount and increased wages, higher performance compensation accruals driven by higher net sales, increased professional fees of $326,000, increased travel and entertainment expenses of $460,000 due to reduced COVID-19 travel restrictions in the prior year, and an increase of stock compensation expense of $277,000.

Income from operations for the quarter ended June 30, 2022 was $16,586,000 compared to $7,702,000 for the comparable quarter of fiscal 2021, an increase of approximately 115%.  This increase is attributable to increased gross profit driven by higher sales to the Company’s Community Broadband, MSO and National Carrier customers, offset by higher selling, general and administrative expenses.

Net investment income for the quarter ended June 30, 2022 was $43,000 compared to $121,000 for the comparable quarter for fiscal 2021. Net investment income for the quarter ended June 30, 2022 is comprised of solely  interest income during the quarter. The decrease in interest income is due to lower interest rates earned on investments in the third quarter of fiscal 2022 and lower invested balances.  We expect net investment income to decline due to the lower interest rates and the decrease in the Company’s investment portfolio as part of the Company’s inventory and supply chain management strategy.

We recorded a provision for income taxes of $3,884,000 and $1,725,000 for the three months ended June 30, 2022 and 2021, respectively.  We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year.  The increase in tax expense of $2,159,000 in the third quarter of fiscal 2022 from the third quarter for fiscal 2021 is primarily due to increased income from operations.  The income tax expense rate for the third quarter of fiscal 2022 increased to 23.4%, from 22.1% recorded in the third quarter of fiscal 2021, due to increased permanent addback items including nondeductible compensation and transaction costs.

The Company’s net income for the three months ended June 30, 2022 was $12,745,000, or $0.93 per basic share or $0.92 per diluted share. The Company’s net income for the three months ended June 30, 2021 was $6,098,000, or $0.44 per basic and diluted share. The increase in basic and diluted earnings per share for the three months ended June 30, 2022 as compared to June 30, 2021 was due to higher net income.

NINE MONTHS ENDED JUNE 30, 2022 VS. NINE MONTHS ENDED JUNE 30, 2021

Net sales for the nine months ended June 30, 2022 were $175,854,000, an increase of approximately 84% or $80,335,000, from net sales of $95,519,000 for the nine months ended June 30, 2021. Net sales to Broadband Service Providers were $173,907,000 in the nine months ended June 30, 2022 versus $93,569,000 in the same period of fiscal 2021. Among this group, the Company recorded $5,844,000 in international sales for the nine months ended June 30, 2022 versus $5,933,000 in the same period of fiscal 2021. Net sales to Legacy customers were $1,947,000 in the nine months ended June 30, 2022 versus $1,951,000 in the same period of fiscal 2021. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 3% and 6% of total net sales for the nine months ended 2022 and 2021.

The increase in net sales for the nine months ended June 30, 2022 of $80,335,000 compared to the nine months ended June 30, 2021 was driven primarily by increased sales to Community Broadband Service Providers, and MSO customers of $55,238,000, and $16,628,000, respectively. The increase to Community Broadband, and MSO customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.

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

Cost of sales for the nine months ended 2022 was $100,411,000, an increase of $46,341,000, or 86%, from $54,071,000 in the comparable period of fiscal 2021. Gross profit percent was 42.9% of net sales for the nine months ended June 30, 2022, a decrease from 43.4% of net sales for the nine months ended June 30, 2021. Gross profit increased $33,994,000 or 82%, to $75,442,000 for the nine months ended June 30, 2022 from $41,449,000 in the comparable period in fiscal 2021. The decrease in gross profit margin was primarily due to increased facility costs from our expanded Mexico manufacturing and Minnesota distribution center operations, and increased freight and transportation costs.

Selling, general and administrative expenses increased $8,294,000 or 32%, to $33,876,000 in the third quarter fiscal 2022 from $25,582,000 for the comparable period of fiscal 2021. The increase in expense in the nine months ended June 30, 2022 consists primarily of increases of $4,357,000 in compensation expense due to additional headcount and increased wages and performance compensation accruals driven by higher net sales, increased professional fees of $892,000, increased travel, entertainment, and trade show expenses of $990,000 due to reduced COVID-19 travel restrictions, increased stock compensation expense of $629,000 and a recovery of $210,000 related to a bad debt recovery in the prior year.

Income from operations for nine months ended June 30, 2022 was $41,567,000 compared to $15,867,000 for the comparable quarter of fiscal 2021, an increase of approximately 162%. This increase is attributable to increased gross profit driven by higher sales to the Company’s Community Broadband, and MSO customers, offset by higher selling, general and administrative expenses described above.

Net investment income for the nine months ended June 30, 2022 was $284,000 compared to $378,000 for the comparable quarter for fiscal 2021.  Net investment income for the nine months ended June 30, 2022 is comprised of $245,000 of interest income and $39,000 net realized gains on sales of investments.  The decrease in interest income is due to lower interest rates earned on investments and lower invested balances in the nine months ended June 30, 2022.  We expect net investment income to decline due to the lower interest rates and the decrease in the Company’s investment portfolio as part of the Company’s inventory and supply chain management strategy.

We recorded a provision for income taxes of $9,480,000 and $3,344,000 for the nine months ended June 30, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $6,136,000 from the nine months ended June 30, 2021 is primarily due to increased income from operations. The income tax expense rate for the nine months ended June 30, 2022 increased to 22.7%, from 20.6% recorded in the comparable period of fiscal 2021, due to increased permanent addback items including nondeductable compensation and transaction costs.

The Company’s net income for the nine months ended June 30, 2022 was $32,370,000, or $2.35 per basic share or $2.33 per diluted share. The Company’s net income for the nine months ended June 30, 2021 was $12,901,000, or $0.94 per basic and diluted share. The increase in basic and diluted earnings per share for the nine months ended June 30, 2022 as compared to June 30, 2021 was due to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, our principal source of liquidity was our cash, cash equivalents, short-term investments and line of credit. Those sources total $18,086,000 as of June 30, 2022 compared to $23,590,000 as of September 30, 2021. Our line of credit is $40 million and has no borrowings against it as of June 30, 2022. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $24,994,000 as of June 30, 2022, compared to $36,913,000 as of September 30, 2021. We believe the combined balances of short-term cash and investments, long-term investments, along with out line of credit provide a more accurate indication of our available liquidity. At the end of the third quarter of fiscal 2022, our cash, cash equivalents and short-term and long-term investments totaled $43,080,000. We had no long-term debt obligations as of June 30, 2022 or September 30, 2021.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth including the acquisition of Nestor on July 26, 2022,  expanding production capacity and facilities as well as inventory growth to meet customer demand, and potential future strategic transactions, the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to COVID-19 or supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash used by operating activities totaled $9,289,000 for the nine months ended June 30, 2022. This was primarily due to net income of $32,370,000, non-cash expenses for depreciation and amortization of $2,205,000, and stock-based compensation of $1,647,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was an increase in inventory of $41,816,000, and increases in accounts receivable of $12,156,000, partially offset by increases in accounts payable and accrued expenses of $8,677,000. The Company increased stocking levels of inventory during the quarter ending June 30, 2022 to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain. We expect to maintain higher than historic stocking levels through fiscal year 2022. The increase in accounts receivable is due to increased sales in the most recent quarter as well as timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, stayed consistent at 40 days from September 30, 2021 to June 30, 2022. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors and inventory growth.

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

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the nine months ended June 30, 2022, we received $17,386,000 on sales and maturities of investment securities and used cash to purchase $248,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $6,764,000 of cash during the nine months ended June 30, 2022.

During the nine months ended June 30, 2021, we used cash to purchase $11,904,000 of U.S. Treasury and FDIC-backed securities and received $10,044,000 on CDs that matured.  Purchases of property, plant and equipment, mainly related to manufacturing equipment, consumed $1,275,000 of cash during the nine months ended June 30, 2021.

Financing Activities

For the nine months ended June 30, 2022, we received $544,000 from employees’ participation and purchase of stock through our ESPP, we used $379,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $274,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the nine months ended June 30, 2022.

For the nine months ended June 30, 2021, we received $383,000 from employees’ participation and purchase of stock through our ESPP, we used $456,000 related to share withholding for taxes associated with the issuance of common stock upon cashless exercise of stock options and used $54,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the nine months ended June 30, 2021.

As of June 30, 2022 and June 30, 2021, we had the authority to purchase approximately $14,981,000 and $4,981,000, respectively, in additional shares under the repurchase program announced on November 13, 2014 that was subsequently increased on April 25, 2017. Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. In addition, effective January 27, 2022, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Management made no changes to the Company’s critical accounting estimates during the quarter ended June 30, 2022.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2021, as updated in our Form 10-Q for the quarter ended March 31, 2022. There have been no material changes from the risk factors previously disclosed except for the following:

If we are unable to complete acquisitions or integrate acquired businesses, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. On July 26, 2022, we closed the acquisition of Nestor Cables Ltd, a leading developer and manufacturer of fiber optic cable solutions located in Finland. The benefits that are expected to result from the Nestor acquisition or any future acquisition will depend, in part, on our ability to successful integrate Nestor within our anticipated timeframe. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. The risks inherent in pursuing or completing an acquisition include:

●	diversion of management’s attention from existing business activities;

●

difficulties or delays in integrating and assimilating information and financial systems, operations and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings and synergies;

●

potential difficulties in managing our expanded international operations and, in the case of the Nestor acquisition, potential difficulties in managing our non-U.S. subsidiaries, including the burden and cost of complying with a variety of international laws;

●	potential loss of key employees, customers and suppliers of the acquired businesses or adverse effects on relationships with existing customers and suppliers;

●	adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition;

●	currency translations and fluctuations may adversely affect the financial performance of our consolidated operations; and

●

with respect to the acquired assets and liabilities, inaccurate assessment of additional post-acquisition capital investments; undisclosed, contingent or other liabilities; problems executing backlog of material supply or installation projects; unanticipated costs; and an inability to recover or manage such liabilities and costs.

These risks associated with acquisition, integration of acquired businesses and management of our expanded international operations may have a material adverse effect on our sales, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased no shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s 2007 Stock Compensation Plan for the three months ended June 30, 2022. Accordingly, the Company’s purchases of equity securities for the three months ended June 30, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2022	-	-	-	$14,980,671
May 1-31, 2022	-	-	-	14,980,671
June 1-30, 2022	-	-	-	14,980,671
Total	-	-	-	$14,980,671

(1)

Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020 and the Company’s board of directors increased the share repurchase program by an additional $10 million reflected above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 10.1 – Share Sale and Purchase Agreement dated 17 May 2022 by and between the Sellers identified therein and Clearfield Finland Oy relating Nestor Cables Ltd

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 –The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2022 and September 30, 2021; (ii) Condensed Statements of Earnings for the three months ended June 30, 2022 and 2021; (iii) Condensed Statements of Shareholders’ Equity for the three months ended June 30, 2022 and 2021; (iv) Condensed Statements of Cash Flows for the three months ended June 30, 2022 and 2021; and (v) Notes to the Condensed Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

August 3, 2022	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2022	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)