Form 10-K
period 2022-09-30
Clearfield, Inc.
filed 2022-11-23
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2022.

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

☒ Yes          ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☐	Emerging Growth Company ☐

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

☐ Yes          ☒ No

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was approximately $747,737,778.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of November 1, 2022
Common stock, par value $.01	13,818,452

Documents Incorporated by Reference:

Portions of our proxy statement for the 2023 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We make statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements. Forward-looking statements may appear in documents, reports, filings with the Securities and Exchange Commission (SEC), news releases, written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results expressed in or implied by forward-looking statements, involve a number of risks and uncertainties. Forward-looking statements are not guarantees of future actions, outcomes, results or performance. Any forward-looking statement made by us or on our behalf speaks only as of the date on which such statement is made. We do not undertake any obligation to update or keep current any forward-looking statement to reflect events or circumstances arising after the date of such statement, except as required by law.

In addition to the factors identified or described by us from time to time in filings with the SEC, there are many important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or the results expressed in or implied by any forward-looking statements. These important factors are described below under Part I, Item 1A. “Risk Factors.”

ITEM 1.         BUSINESS

Company Overview

We design, manufacture and distribute fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space primarily across North America. Our “fiber to anywhere” platform serves the unique requirements of leading incumbent local exchange carriers (“Traditional Carriers”), wireless operators, Multiple Systems Operators and Cable TV companies (“MSO’s”), and competitive local exchange carriers (“Alternative Carriers”), while also catering to the broadband needs of the utility/municipality, enterprise, and data center markets.

We are engaged in global operations. Our operations currently comprise of two reportable segments: the Clearfield Operating Segment, (referred to herein as “Clearfield”) and, since July 26, 2022, the Nestor Cables Operating Segment (referred to herein as “Nestor Cables” or “Nestor”). Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

On July 26, 2022, we acquired Nestor Cables Ltd, a leading developer and manufacturer of fiber optic cable solutions located in Finland, upon the terms and conditions contained in a Share Sale and Purchase Agreement entered into on May 17, 2022. The purchase of Nestor Cables is expected to provide Clearfield with the ability to vertically integrate the supply of fiber optic cables and help meet customer demand for its products. Nestor Cables’ technical expertise is expected to extend the supply of FieldShield into the North American market to reduce cost and complexity of transportation.

Upon closing of the acquisition of Nestor Cables, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting.  Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. Based upon the Company’s assessment, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

Nestor Cables Operating Segment

As of July 26, 2022, Clearfield through its newly created Finnish subsidiary, Clearfield Finland Ltd, acquired Nestor Cables. Nestor Cables is based in Oulu, Finland, with operations in Keila, Estonia through its wholly -owned subsidiary, Nestor Cables Baltics Ltd. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Prior to our acquisition, Nestor Cables had been a supplier to Clearfield for over a decade and that relationship continued following the closing of the acquisition. Nestor has two types of production processes, the process of making cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors, and directly to end users. Nestor Cables is subject to Finnish government regulation; Nestor Cables Baltics is subject to Estonian government regulation.

Clearfield Operating Segment

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

Clearfield’s products allow its customers to connect twice as many homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G small cell, Cloud Radio Access Network (“C-RAN”), and distributed antenna system (“DAS”) deployments through better fiber management, test access, and fiber protection.

Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.

Products

Product development for the Company’s product line program has mainly been conducted internally. We believe that the communication industry environment is constantly evolving, and our success depends on our ability to anticipate and respond to these changes. Our product strategy involves analyzing the environment and technology, with a particular focus on simplifying our customers’ business, and developing innovative high-quality products utilizing modular design wherever possible. Research and development are reflected in Selling, General, & Administrative expenses.

Some of our products currently offered are described below:

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

Fiber Optic Cables manufactured by Nestor Cables include a comprehensive range of optical fiber cables that offer dependable solutions for various installation conditions and special requirements, including direct buried cables, duct cables, microduct cables, indoor/outdoor cables, aerial cables and submarine cable.

Copper Cables manufactured by Nestor cables include copper conducted instrumentation and automation cables as well as central and signaling cables Nestor also manufactures copper cable for telecommunications networks.

Nestor Optimus product family is a complete solution which includes all needed products - cables, microducts, microduct accessories and tools - for construction of microduct networks which are easily expandable, suitable for changing and growing urban and suburban areas, and enables the use of lighter installation techniques, which reduces construction costs and interference during installation.

NesCon Connectivity Products is a product family by Nestor Cables that includes essential installation and connection accessories for fiber optic networks, all of which are compatible with Nestor Cable’s optical fiber cables.

Markets and Customers

The Company’s products are sold across broadband service providers, which we categorize as National Carrier (wireless/wireless national telco carriers (Tier 1)), Community Broadband (Tier 2 and 3 telco carriers, utilities, municipalities, and alternative carriers), Multiple System Operators (cable television), International (primarily Europe, Central/Latin America and Canada), and Legacy build-to-print copper and fiber assemblies (primarily contract manufacturing). Nestor’s products are sold to telecommunication wholesalers and telecommunication operators, primarily in Europe.

The Company’s products are sold direct to customers through the Company’s sales force as well as through authorized distributors. In addition, the Company uses manufacturing sales representatives and sales agents for customer and geography specific needs.

The Company considers the primary markets for its products to be as follows:

FTTP

Fiber to the Premise (also called Fiber to the Home) is a means of delivering the highest possible level of bandwidth directly to the user. The Company’s sales and marketing efforts have principally been focused on the U.S., with additional efforts in Canada and Central/Latin America.

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

Competition

The market for the fiber management, fiber protection, and fiber delivery products provided by the Clearfield segment is highly competitive. Competition is largely based on any one or a combination of the following factors: functionality and features, price, product quality, cost and ease of installation, service and support, long-term returns to customers, scalability, product innovation and manufacturing capability.

Competitors to the FieldSmart product lines include, but are not limited to, products offered by Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, and CommScope, Inc. Competitors to the CraftSmart product line include products offered by Emerson Network Power, a subsidiary of Vertiv Co., and Charles Industries, Ltd., a subsidiary of Amphenol. Competitors to FieldShield include products offered by PPC Broadband, Inc. In various geographic or vertical markets, there are also several smaller companies with which we compete. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at a competitive disadvantage with customers who principally seek large volume commodity products.

The Nestor Cables segment faces competition from numerous competitors within each of the markets it serves. The Nestor Cables segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specified design, engineering and delivery needs on a timely basis. The market demand and resulting build rates of fiber optic networks and capital expenditures by telecommunications wholesalers and telecommunications providers, has a large and direct influence on the demand for the Nestor Cables segment products.

Many of our competitors have greater resources than we do, including greater sales, product development, marketing, financial, technical, or engineering resources. As a result, our competitors may be able to procure necessary components and labor at much lower prices than we can or may offer competitive products at below market prices, which could prevent us from competing effectively.

Sources of Materials and Supply Chain

Numerous purchased materials and components, and sources of labor are used in the manufacturing of the Company’s products. Most of these are available from multiple suppliers. However, some components and third-party contract manufacturing services are purchased from a single or a limited number of suppliers. The loss of access to some components and third-party contract manufacturing services could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

Clearfield’s Mexico facility operates under a Maquiladora arrangement. Under this arrangement, we contract with a company to provide certain personnel and other services at the production facilities in Mexico that complete final build and assembly of a significant portion of Clearfield’s products. Maquiladora also status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame.

Our supply chain management team oversees our suppliers to source and procure materials, manufacture and deliver our products to customers from the site of manufacture, whether at Clearfield’s facility in Brooklyn Park, Minnesota or the two facilities in Tijuana, Mexico that operate as Maquiladoras. Our supply chain management team consists of planning, sourcing, and logistics personnel. We tightly integrate our supply chain management, our product innovation activities, and our manufacturing operations. Our supply chain team also manages the critical logistics and transport services for our materials, components and finished products in and out of Mexico to ensure sufficient materials to timely produce products and to ensure timely export of products in order to qualify as duty-free.

Over the last several years, we have taken steps to improve our supply chain operations, enhance resiliency and mitigate risk of disruption that are described below under “Developments Regarding, and Actions Taken in Response to, COVID-19.”

Major Customers and Financial Information about Geographic Areas

For the fiscal year ended September 30, 2022, the Company had one customer that comprised 14% of net sales. This customer is a distributor. For the fiscal years ended September 30, 2021, and 2020 the Company had two customers that comprised 28% and 30% of net sales, respectively. Both of these customers were distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2022, one customer accounted for 20% of accounts receivable. This customer is a  distributor. As of September 30, 2021, one customer accounted for 17% of accounts receivable. This customer is a telecommunications service provider in the Company’s Community Broadband market.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in countries in the Caribbean, Canada, Europe and Central and South America. Since our acquisition of Nestor Cables in July 2022, we have experienced an increased concentration of customers based in Europe.

Patents and Trademarks

As of September 30, 2022, Clearfield has 36 patents granted and multiple patent applications pending both inside and outside the United States. These patents begin to expire in 2028. We have also developed and are using multiple trademarks and logos to market and promote our products.

Sales Backlog

Sales backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. The Company had a backlog of $164,914,000, and $66,365,000 as of September 30, 2022, and 2021, respectively. At September 30, 2022, most of the Company’s backlog orders are scheduled to ship within the next six months. We believe that the Nestor Cables segment generally experiences the same seasonality as the Clearfield segment.

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

Human Capital Resources

As of September 30, 2022, the Company had approximately 407 full-time employees, of which 70% were based in the United States (“U.S.”) and 30% were based outside of the U.S., primarily in Finland and Estonia due to our Nestor Cables operations. We also employ seasonal, part-time employees and independent contractors. Subject to customarily local collective bargaining arrangements for employees in Finland and Estonia, none of our employees are covered by any collective bargaining agreement.

Our U.S. employees include approximately 160 office personnel and 120 manufacturing personnel as of September 30, 2022. The substantial majority of these employees work out of our Brooklyn Park, Minnesota headquarters. The Company’s office personnel are comprised of sales, marketing, engineering, and administrative personnel. The manufacturing personnel include both individuals directly involved in the manufacturing of our products, as well as warehouse and operations supervisory personnel. Certain positions within our organization require industry specific technical knowledge. Our manufacturing personnel currently work in two shifts as needed at our Brooklyn Park facility.

We invest significant management attention, time and resources to attract, engage, develop and retain our employees, particularly for positions that require technical knowledge or expertise. For this reason, we offer rigorous training programs for manufacturing and other technical employees to allow them to develop the necessary skillset for their roles and promote career development. To date, our training programs and overall collaborative working environment have allowed us to be successful in attracting and retaining qualified technical personnel for these positions.

Nestor Cables has approximately 40 office personnel and 90 manufacturing personnel as of September 30, 2022.

As of September 30, 2022, we had contracted for approximately 725 personnel in the Mexico facilities through a Maquiladora agreement and these manufacturing personnel are also currently working in two shifts as needed.

In our manufacturing operations, we monitor key metrics and goals based on quality, productivity, and ability to meet shipping promise dates. As a measure of quality, we focus on First Pass Yield (“FPY”), which is calculated as the percentage of product that meets all performance criteria upon first completion from our manufacturing floor and requires no rework. The Company’s target for FPY ranges from 92-99%, depending on key manufacturing steps and the product line being produced. We also measure our On-Time Delivery (“OTD”) which is determined by the Company’s ability to ship product on the date necessary, accounting for standard shipping times, in order to meet the agreed upon delivery date with our customers. The Company’s OTD target is a minimum of 95%. This metric is important as the Company has taken a strategic approach to be able to offer low industry lead times for our customers. The Company incentivizes certain of its personnel based on the metrics.

Climate Change

Certain government and regulatory bodies have introduced or are contemplating regulatory changes relating to climate change. While we do not believe climate-related risks are reasonably likely to have a material impact on our business, results of operations, or financial condition at this time, we are continuing to assess the nature and extent of risk from a changing climate and the potential for increased regulation.

The majority of our manufacturing operations calls for compiling raw material and other purchased components from suppliers. As part of our operations, we focus on minimizing scrap and other waste and look to recycle and salvage this scrap wherever possible. Any new regulation of emissions may result in additional costs to our suppliers which may be passed on to us.

In addition, the physical impacts of climate change and other natural events, including adverse weather conditions such as heavy or sustained rainfall, flooding, cold weather and snow, can impact deployment schedules of outdoor products and potentially affect demand for our products. Additionally, we may need to take into account the increasing frequency of extreme weather events in the development of our products.

The increasing frequency of extreme weather events, changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and the like may impact our manufacturing operations or the manufacturing operations of suppliers of our critical raw materials or components. These types of impacts from climate change may also result in transportation-related supply chain challenges and negatively impact the delivery of raw materials, components or products to or from our facilities. These potential physical effects may increase costs, cause delays or shortages in components required to produce our products or cause delays in the shipment of our products to customers.

Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas (“GHG”) emissions, could lead to new or additional investment in the Company’s products or facilities and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including GHG emissions, could subject the Company to additional costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact the Company’s reputation, business, capital expenditures, results of operations, and financial position.

Developments Regarding, and Actions Taken in Response to, COVID-19

Under U.S. federal and state guidance in response to the COVID-19 pandemic, Clearfield’s operations are classified as part of the Cybersecurity and Infrastructure Security Agency (“CISA”) critical infrastructure sector and similar categorization in Minnesota. In March 2020, we transitioned our corporate employees at our Brooklyn Park headquarters to remote work arrangements and they currently continue primarily working remote. In accordance with the Centers for Disease Control and Prevention (“CDC”) and World Health Organization (“WHO”) guidelines, we implemented and have continued health and safety measures for the production staff that remain onsite at our Brooklyn Park facility. We have maintained our manufacturing capacity in Brooklyn Park with these personnel at near historic levels. Similarly, we have ensured implementation of the recommended health and safety measures for the production staff that remain onsite at our Tijuana, Mexico manufacturing facilities that operate as Maquiladoras. Throughout the COVID-19 pandemic, the Company has closely monitored the operations and staffing levels at its Brooklyn Park facility and the two manufacturing facilities in Tijuana, Mexico.

Due to the risks to timely supply of materials to our facilities, we have taken multiple actions to ensure sufficient safety stock inventory levels at both our Minnesota and Mexico facilities. Additionally, we made the decision to maximize the availability of all product lines at all three of our plants by assuring that each location can manufacture across our broad product portfolio. These actions, combined with our historic practice of dual sourcing most of our components, has positioned us to meet our obligations to customers and to fulfill our sales backlog. However, in the event of serious border restrictions or border delays, continuing or worsening component material shortages, supply chain transportation delays, or other serious disruption in our supply chain, we may experience diminished or temporarily suspended operations, longer lead times than typical for product deliveries, or temporarily suspended product deliveries, which would result in delayed or reduced revenue from the affected orders in production and higher operating costs. In addition, due to the unprecedented lead-times and challenges in the global supply chain, we are working with our customers to place longer lead-time purchase orders to ensure availability of components and materials from our supply chain. Based on current supply chain dynamics, lead times have stretched to 8 to 10 weeks for certain product categories. Over the remainder of calendar 2022 and into 2023, the Company expects to work to manage lead times to more historic levels from receipt of purchase order.

Corporate Information

Clearfield, Inc. was incorporated under the laws of Minnesota in 1979. Our corporate headquarters are located at 7050 Winnetka Avenue North, Suite 100, Brooklyn Park, Minnesota, 55428, and our corporate website is www.seeclearfield.com. We do not incorporate the information on or accessible through our website into this annual report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this annual report on Form 10-K.

Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, like Clearfield, that file electronically with the SEC and that internet site is http://www.sec.gov.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. Solely for convenience, the trademarks and trade names in this annual report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

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

In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at industry events and conferences. Many of our customers, suppliers, and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, particularly our sales employees whose in-person access to our customers and customer prospects has been significantly limited. While we have experienced only limited absenteeism from those employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our ability to continue operations may be significantly negatively impacted, and we may be required to temporarily suspend our operations in the U.S., Mexico or Finland. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, government funding programs such as the CARES Act, which was enacted in response to the COVID-19 pandemic, provides grant money for customers that deploy products by certain calendar dates. The Company has increased its inventory to respond to increased demand related to this program. If the program ends or is not extended, we could see a decrease in orders which may result in decreasing customer purchasing patterns. If the programs are extended by governments, we may not be able to predict increases and decreased in customer purchasing patterns.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Inflationary price pressures and uncertain availability of components, raw materials, labor and logistics used by us and our suppliers could negatively impact our profitability.

Increases in the price of raw materials, labor and other components utilized in the production of our products, along with logistics and other related costs, may lead to higher production and shipping costs for our products. Additionally, increasing global demand for, and uncertain supply of, such materials could disrupt our ability to obtain such materials in a timely manner to meet our supply needs and could lead to increased costs. An increase in the cost of inputs needed to produce our products could lead to higher costs and could negatively impact our results of operation, future profitability and ability to meet customer demand. Passing along these increased prices to our customers to offset the impact of higher costs, may cause certain customers to cancel, push out, or refrain from purchasing our products, which could negatively impact demand for our products, and therefore also negatively impact our results of operations and future profitability.

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

Further, the costs to obtain certain raw materials and supplies, such as fiber and copper cabling, are subject to price fluctuations, which may be substantial, because of global market demands.  Many companies utilize the same raw materials and supplies in the production of their products as we use in our products.  Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power.  Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies.  Further, tariffs may be imposed by the U.S. on imports from other countries that are the single- or limited-source of our materials and components. Tariffs increase the cost of the materials and components that go into making our products, but we are generally unable to pass long these increased costs to our customers. Accordingly, these increased costs adversely impact the gross margin that we earn on our products.  Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.

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

An increasing amount of products manufactured by the Company are produced outside the U.S., including in our Mexico facilities. The Company’s manufacturing facilities in Mexico are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Failure to comply with these regulations or other disruptions within the program could adversely affect the Company’s financial position, results of operations, and cash flows.

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

We depend on the ability of these third-party suppliers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity. The global supply chain for raw materials critical to our products, such as resin used to manufacture plastics and fiber optic cable, recently has suffered shortages, shipping delays and shipping shortages. This has led some manufacturers who depend on these raw materials to experience shortages, delivery delays and price increases for both the raw materials and shipping, with the corresponding consequence that these manufacturers may be delayed in delivering products to their customers or may charge higher prices for these products, or there may be increased shipping costs associated with the products. Some manufacturers have allocated short supply among their customers. Additionally, the COVID-19 pandemic has driven demand for certain goods that have exacerbated these disruptions as supply has not kept pace with demand. We believe these global supply chain issues will persist and will likely intensify into the future due to the complex and compounding problems associated with shortages of personnel due to the COVID-19 pandemic, backlogs at ports, shortages of shipping containers, extreme weather events, and other logistical issues.

In fiscal 2022, the Company has experienced and expects to continue to experience increased demand for its products from its customers, putting pressure on the Company’s supply chain to meet demand amidst these global issues. While we have not experienced significant increases in costs or delays in obtaining the materials and components for our products from our suppliers, we cannot assure you that we will not experience these costs or delays in the future. The Company’s ability to recognize revenue in the future for customer orders will depend on our ability to manufacture and deliver products to the customers and fulfill other contractual obligations. Our ability to meet expected future customer demand for our products will in turn depend upon our suppliers receiving timely and adequate supply of raw materials to be able to produce the critical materials and components they supply to us. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we also compete with other companies for the production capacity of manufacturers of the materials and components we need for our products.  We also are exposed to potentially increasing costs associated with the materials and components we purchase from suppliers or increased costs associated with shipping generally. We may attempt to mitigate the effect of increases in our cost of goods sold through sourcing or stocking initiatives and by selectively increasing the prices of our products. However, we may be unable to fully pass on these costs to our customers. Long lead times for certain components, as detailed above, along with increased demand for our products may impact our ability to accurately forecast our production requirements. As a result, certain component inventory purchases may become excess or obsolete, which could have an adverse effect on our financial condition and results of operations.

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

We rely on our manufacturing operations to produce product to ship to customers. Manufacturing constraints and disruptions could result in decreased future revenue.

We currently manufacture our products at our manufacturing facilities in Brooklyn Park, Minnesota, Tijuana, Mexico, Oulu, Finland and Keila, Estonia. We also rely on our network of suppliers and subcontractors that supply these facilities. Disruption affecting our manufacturing operations, subcontractors, or in the transportation of components to these facilities could significantly impact our ability to ship products to our customers. Any significant interruption in manufacturing or supply availability, including natural disasters, transportation delays and disruptions, pandemics, social unrest, labor shortages or competition for components, would require us to reduce our product supply to customers, which would result in lost or delayed revenue and negatively impact our relationships with customers.

A significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us.

Our customer base includes direct customers, OEMs and distributors. For fiscal year 2022, the Company had one customer that comprised 14% of net sales. For fiscal years 2021 and 2020, the Company had two customers that comprised 28% and 30% of net sales, respectively. These customers are all distributors.

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

We have exposure to movements in foreign currency exchange rates

Nestor Cable's functional currency is the Euro which is translated to the Company’s reporting currency of the U.S. dollar. Fluctuations in exchange rates between the Euro and U.S. dollar may impact our results of operations, financial position and cashflows. The Company expects to continue to experience fluctuations in the U.S. dollar value of these activities if it is not possible, cost-effective or should we not elect to hedge certain currency exposure. These factors, which are variable and generally outside of our control, could materially impact our results of operations, anticipated future results, financial position and cash flows.

If we are unable to integrate acquired businesses, our financial results could be materially and adversely affected.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. On July 26, 2022, we closed the acquisition of Nestor Cables Ltd, a leading developer and manufacturer of fiber optic cable solutions located in Finland. The benefits that are expected to result from the Nestor acquisition or any future acquisition will depend, in part, on our ability to successfully integrate Nestor within our anticipated timeframe. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. The risks inherent in pursuing or completing an acquisition include:

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

Net sales for fiscal year 2022 increased 92% as compared to net sales in fiscal year 2021.  In fiscal year 2023, we expect to experience additional significant net sales growth as compared to fiscal year 2022. As we grow, we will face the risk that our existing resources and systems, including management resources, enterprise technology and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on our operating results. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Cheryl Beranek, our Chief Executive Officer and John P. Hill, our Chief Operating Officer. We have employment agreements with Ms. Beranek and Mr. Hill that provide that if we terminate the employment of either executive without cause or if the executive terminates her or his employment for good reason, we would be required to make specified payments to them as described in their employment agreements. We have key person life insurance on Ms. Beranek and Mr. Hill. We also have employment agreements with other key management. Further, our future success also depends on our continuing ability to attract, retain, and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Cyber-security incidents on our information technology systems, including ransomware, data breaches or computer viruses, could disrupt our business operations, damage our reputation, and potentially lead to litigation.

Cybersecurity threats continue to expand and evolve, making it difficult to detect and prevent such threats from impacting the Company. While we monitor our networks and continue to enhance our network security measures, particularly as we transitioned to some remote work, cyber-attacks have increased in frequency and sophistication, and our efforts may not be adequate to prevent all cybersecurity incidents. Cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, customers, suppliers, and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or the theft, destruction, publication, or corruption of critical data and confidential or proprietary information. Cybersecurity events could also result in the Company being unable to access critical data in a timely manner, or at all. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers, customers, or third-party service providers. Despite the Company’s implementation of preventative security measures and controls to prevent, detect, and mitigate these threats, our infrastructure may still be susceptible to disruptions from cybersecurity incidents including ransomware attacks, security breaches, computer viruses, outages, systems failures, any of which could include the inability to access critical data, reputational damage, loss of our intellectual property, release of highly sensitive confidential information, litigation with third parties and/or governmental investigations and fines, which could have a material adverse effect on our financial condition and results of operations. Additionally, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our information security measures and controls to mitigate these new and emerging threats.

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

Changes in U.S. government funding programs may cause our customers and prospective customers to delay, reduce, or accelerate purchases, leading to unpredictable and irregular purchase cycles.

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

Because many purchases by customers of our products relate to a specific customer project and are procured by the customer from time to time through purchase orders, the short-term demand for our products can fluctuate significantly. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects, the availability of capital to fund our customers’ projects, changes, or delays in customer deployment schedules and the impact of the government regulation to encourage service to unserved or underserved communities, rural areas or other high-cost areas on customer buying patterns. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or fiscal year. Certain customers and prospective customers, typically larger broadband service providers, are conducive to these long sales cycles which may be multi-year efforts. Demand for our products will also depend upon the extent to which our customers and prospective customers initiate these projects and the extent to which we are selected to provide our equipment in these projects, neither of which can be assured. In addition, a sharp increase in demand could result in actual lead times longer than quoted, and a sharp decrease in demand could result in excess stock. These factors generally result in fluctuations, sometimes significant, in our operating results. Other factors that may affect our quarterly operating results include:

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

Clearfield leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing and warehouse space. The lease term is ten years and two months, ending on February 28, 2025 and is renewable. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

In July 2021, Clearfield entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

Clearfield’s Mexico facility operates under a Maquiladora arrangement pursuant to which we contract with a company to provide certain personnel and other services at the Tijuana, Mexico facility. Maquiladora status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed with the Ministry of the Economy of Mexico periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.

On November 19, 2021, Clearfield signed a lease for a 105,000 square foot warehouse in Brooklyn Park, Minnesota. The lease term is five years commencing March 2022 and ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option. The lease commenced in the second quarter of fiscal 2022.

Nestor leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ends on October 31, 2022, but auto renews indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will not exercise the termination option. The lease calls for monthly rental payments of approximately $40,000 Rent is increased each year on January 1st based upon the cost of living index published by the Finnish government.

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

Number of Holders of Common Stock

There were 277 holders of record of our common stock as of September 30, 2022.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations, continued organic growth and potential future strategic transactions, as well as execution of the repurchase program described below, and do not intend in the foreseeable future to pay cash dividends on our common stock.

Stock Performance Graph

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the Standard & Poor’s 500 Stock Index (S&P500 Index), which the Company has selected as a broad market index, and The Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment Index), which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2017 and its relative performance is tracked through September 30, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022
Clearfield, Inc.	$100.00	$98.90	$87.13	$148.31	$324.63	$769.41
S&P 500 Index	100.00	105.30	117.95	126.98	178.83	150.35
S&P 1500 Communications Equipment Index	100.00	137.03	138.73	114.40	160.72	130.81

Issuer Repurchases

The Company repurchased a total of 9,170 shares of our common stock during the fourth quarter of fiscal year 2022 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees. These repurchases are unrelated to the stock repurchase program.

Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. In addition, effective January 27, 2022, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million. As of September 30, 2022, we have repurchased an aggregate of 565,590 shares for approximately $7,019,000, leaving approximately $14,981,000 available within our $22,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. During the year ended September 30, 2022, the Company did not repurchase any shares under the stock repurchase program.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2022 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2022	-	$-	-	$14,980,671
August 1-31, 2022	9,170	123.45	-	14,980,671
September 1-30, 2022	-	-	-	14,980,671
Total	9,170	$123.45	-	$14,980,671

(1)	Amount remaining from the aggregate $22,000,000 repurchase authorizations approved by the Company’s Board of Directors on January 27, 2022.

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

Overview of Business: The Clearfield operating segment designs, manufactures and distributes fiber optic management, protection and delivery products for communications networks. Its “fiber to the anywhere” platform serves the unique requirements of leading broadband service providers in the United States, which include Community Broadband, National Carriers, and Multiple System Operators (“MSO’s” or “cable TV”), while also serving the broadband needs of the International markets, primarily in the Caribbean, in Canada, and Central and South America. These customers are collectively included in the category of Broadband Service Providers. The Clearfield operating segment also provides contract manufacturing services to its Legacy customers for build-to-print services which include OEM requiring copper and fiber cable assemblies built to their specifications. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products. The Company’s products are sold by its sales employees and independent sales representatives.

The Nestor Cables operating segment manufactures fiber optic and copper telecommunication cables and equipment which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Nestor Cables has been a supplier to Clearfield for over a decade. Nestor has two types of production processes, the process of manufacturing cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables sells its products predominantly to customers in Europe.

Critical Accounting Policies: In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

●	Revenue recognition
●	Accounting for stock-based compensation
●	Income taxes
●	Valuation of inventory, long-lived assets, finite lived intangible assets and goodwill
●	Valuation in business combinations

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

Income Taxes We account for income taxes in accordance with ASC 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.  Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year.  In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.  The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change.

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

As of September 30, 2022 and 2021, the Company had no U.S. federal, state or Finnish net operating loss (“NOL”) carry-forwards.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. The Company is generally subject to U.S. federal examination for all tax years after 2017. The Company is subject to state examinations for all tax years after 2013 due to unexpired research and development credit carryforwards still open under statute. Nestor is generally subject to Finland examination for all tax years after 2018.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill The Company’s long-lived assets as of September 30, 2022 consisted primarily of property, plant and equipment, right of use lease assets, patents, intangibles, and goodwill. The Company reviews the carrying amount of its property, plant and equipment, right of use lease assets, and intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

Beginning in fiscal year 2022, the Company operates as two reporting units, the Clearfield operating segment conducted through Clearfield, Inc. in the United States, and the Nestor Cables operating segment conducted through Clearfield Finland Ltd and its subsidiaries in Finland and Estonia. The Company reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company performed step zero of the impairment test to determine whether there are any qualitative factors which may indicate a potential impairment. During the year ended September 30, 2022, there were no triggering events that indicated goodwill could be impaired. Prior to fiscal year 2022, when the Company operated as one reporting unit, the Company determined its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the year ended September 30, 2021 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.

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

No impairment of long-lived assets, intangible assets or goodwill has occurred during the years ended September 30, 2022, 2021, and 2020, respectively.

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

Valuation in Business Combinations We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting under ASC 805- Business combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The value recorded is based on estimates of future financial projections. These cash flow projections are discounted with a risk adjusted rate. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimate of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Results of Operations

Year ended September 30, 2022 compared to year ended September 30, 2021

The Company’s net sales for fiscal year 2022 increased 92%, or $130,128,000, to $270,883,000 from net sales of $140,755,000 in fiscal year 2021. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 6% and 7% of net sales for the years ended September 30, 2022 and 2021, respectively.

The increase in net sales for fiscal year 2022 of $130,128,000 compared to fiscal year 2021 is attributable to increased demand across Clearfield’s core markets. Sales to the Community Broadband market increased 84% or $82,651,000 from $97,978,000 in fiscal year 2021 to $180,629,000 fiscal year 2022. Sales to Clearfield’s MSO/Cable TV market increased 164% or $30,379,000 from $18,490,000 in fiscal year 2021 to $48,868,000 in fiscal year 2022. Sales to National Carriers increased 96% or $11,499,000 from $11,956,000 in fiscal year 2021 to $23,456,000 in fiscal year 2022. The increase in sales to these customers was due to continuing increased demand for fiber connectivity products in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment.  Net sales to International customers increased 62% or $5,846,000 from $9,470,000 in fiscal year 2021 to $15,276,000 in fiscal year 2022, partially driven by the Company’s acquisition of Nestor Cables on July 26, 2022.

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

Cost of sales for fiscal year 2022 was $157,936,000, an increase of $78,358,000, or 98%, from the $79,578,000 in fiscal year 2021. Gross profit increased 85%, or $51,770,000 from $61,177,000 for fiscal year 2021 to $112,947,000 for fiscal year 2022.

Gross profit percent was 41.7% in fiscal year 2022 compared to 43.5% for fiscal year 2021. The decrease in gross profit margin for the period was primarily due to component cost increases absorbed by the Company due to the inflationary economic environment, increased facility costs from our expanded Mexico manufacturing and Minnesota distribution center operations, and increased freight and transportation costs. Despite the decrease in gross profit percentage, gross profit dollars increased due to the increase net sales.

Selling, general and administrative expense for fiscal year 2022 was $49,130,000, an increase of $13,187,000, or 37%, compared to $35,943,000 for fiscal year 2021. This increase is primarily comprised of an increase of $6,976,000 in Clearfield’s compensation costs due to additional personnel this year over last, higher performance-based compensation accruals as well as sales commissions due to significantly higher sales volumes, expenses and fees related to the acquisition of Nestor Cables of $1,647,000, increased travel, entertainment, and tradeshows cost of $1,382,000 due to reduced COVID-19 travel restrictions as compared to the prior year, and increased stock compensation expenses of $990,000 due to issuances of equity awards in fiscal 2022.

Income from operations for fiscal year 2022 was $63,817,000 compared to $25,234,000 for fiscal year 2021.  This increase is attributable to increased sales and gross profit, partially offset by increased selling, general and administrative expenses as described above.

Net investment income in fiscal year 2022 was $328,000 compared to $500,000 for fiscal year 2021. The decrease is due to lower interest rates earned on decreased investment balances in fiscal 2022. The Company invests its excess cash primarily in FDIC-backed bank certificates of deposit, treasury securities, and money market accounts. We expect net investment income to decline as we do not plan to reinvest the majority of funds from these securities upon maturity but rather use the funds to continue to invest in our operations.

Interest expense in fiscal year 2022 was $311,000. The increase is due to $141,000 in interest as a result of $16,700,000 borrowed on the Company’s line of credit drawn on in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables, and $170,000 in interest on debt held with Nestor Cables. The Company did not have any interest expense for fiscal year 2021.

Income tax expense for fiscal year 2022 was $14,472,000 compared to $5,407,000 for fiscal year 2021.  The increase in tax expense of $9,065,000 from the year ended September 30, 2021 is primarily due to the increase in taxable income for fiscal year 2022. The increase in the income tax expense rate to 22.7% for fiscal year 2022 from 21.0% for fiscal year 2021 is due to increased permanent addback items including nondeductible compensation and transaction costs. Our provision for income taxes includes current U.S. federal tax expense and state tax expense, Finland taxes and deferred tax expense.

Net income for fiscal year 2022 was $49,362,000 or $3.58 per basic and $3.55 per diluted share compared to $20,327,000 or $1.48 per basic and $1.47 per diluted share for the fiscal year 2021.

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

The increase in net sales for fiscal year 2021 of $47,681,000 compared to fiscal year 2020 was primarily attributable to an increase in sales to Community Broadband, MSO and International customers of $38,920,000, $6,245,000 and $5,396,000 respectively. This was offset by decreased sales to Tier 1 and Legacy customers of $2,172,000, and $708,000, respectively. The increase to Community Broadband and MSO customers was due to increased demand in response to COVID-19 driven by customers accelerating their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband required in the work from anywhere environment, as well as market share gains among customers in these markets. The increase in International sales was a result of increased demand as purchases in the prior year were negatively affected by COVID-19. The decrease in sales to Tier 1 customers was due to a reduction in capital spending in the consumer markets for fiber to the home at one of our Tier 1 customers resulting in a slower pace of their spend with us.

Revenue from all customers was obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to COVID-19. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for fiscal year 2021 was $79,578,000, an increase of $24,418,000, or 44%, from the $55,160,000 in fiscal year 2020.  Gross profit increased 61%, or $23,264,000, from $37,914,000 for fiscal year 2020 to $61,178,000 for fiscal year 2021. Gross profit percent was 43.5% in fiscal year 2021 compared to 40.7% for fiscal year 2020. The year-over-year increase in gross profit was due to increased sales volume.  The increase in gross profit percent was primarily due to favorable product mix associated with higher net sales in the Company’s Community Broadband markets, improved overhead absorption gained from increased sales volumes, and greater use of its Mexico manufacturing plants in fiscal 2021 compared to fiscal year 2020. In fiscal year 2021, the Company did experience increased material and supply chain transportation costs in its cost of sales due to substantial material demand and strained supply chain and transportation systems caused by COVID-19 and expects that higher level of expense to continue in fiscal year 2022.

Selling, general and administrative expense for fiscal year 2021 was $35,943,000, an increase of $6,412,000, or 22%, compared to $29,531,000 for fiscal year 2020.  This increase is primarily composed of an increase of $6,146,000 in compensation costs due to additional personnel and higher performance-based compensation accruals as well as sales commissions due to higher sales volumes. In addition, stock compensation expenses increased $471,000 due to issuances of equity awards in fiscal 2021. These were partially offset by lower travel and entertainment costs in fiscal year 2021 of $263,000 due to a full year of COVID-19 restrictions, and a recovery of bad debt expense of $210,000.

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

Reportable Segments

The Company’s reportable segments are based on the Company’s method of internal reporting. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer.

On July 26, 2022, Clearfield through its newly created Finnish subsidiary, Clearfield Finland Ltd, acquired all of the equity of Nestor Cables Ltd, which has a wholly-owned Estonian subsidiary. Nestor Cables Baltics OÜ. Following the closing of the acquisition of Nestor Cables on July 26, 2022, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision -maker (“CODM”), in deciding how to allocate resources and in assessing performance. Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure. Based upon the Company’s assessment following the acquisition of Nestor Cables, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022. Accordingly, for the year ended September 30, 2022, the Company has two reportable segments: (1) Clearfield and (2) Nestor Cables.  The entities that comprise the Nestor Cables segment are Clearfield Finland Ltd, Nestor Cables Ltd and Nestor Cables Baltics Ltd.

Reportable segments are as follows:

-	Clearfield Segment- Clearfield designs, manufactures and sells fiber management, protection, and delivery solutions.

-	Nestor Cables Segment- Nestor Cables designs, manufactures and sells fiber optic and copper telecommunication cables and equipment.

Clearfield Segment

The following table provides net sales and net income for the Clearfield Segment for the fiscal years ended:

(In thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Segment net sales	$263,822	$140,755	$93,075
Segment net income	49,771	20,327	7,293

Net sales in the Clearfield segment increased 87% or $123,067,000 for the fiscal year ended September 30, 2022, resulting in increased sales to its Community Broadband, MSO/Cable TV, and Tier 1 customers due to continuing demand for fiber connectivity products in response to COVID-19, driven by these customers to accelerate their purchasing decisions and deployment schedules of our fiber optic solutions and the need for high-speed broadband.

Net income in the Clearfield segment for the fiscal year ended September 30, 2022 increased 145% or $29,444,000 for the fiscal year ended September 30, 2022, driven by the changes in sales outlined above.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the fiscal year ended:

(In thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Segment net sales	$7,061	$-	$-
Segment net income (loss)	(409)	-	-

Nestor Cables was acquired on July 26, 2022. Prior to the acquisition the Company operated as one reporting segment.

Net sales in the Nestor Cables segment for the fiscal year ended September 30, 2022 were $7,061,000.

Net loss in the Nestor Cables segment for the fiscal year ended September 30, 2022 was $409,000, driven by one time acquisition related transaction expenses of approximately $527,000.

Liquidity and Capital Resources

As of September 30, 2022, the Company had combined consolidated balances of cash, cash equivalents, short term and long-term investments of $45,199,000 compared to $60,503,000 as of September 30, 2021.  As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents and short-term investments. Those sources total $22,452,000 as of September 30, 2022 compared to $23,590,000 as of September 30, 2021. Investments considered long-term were $22,747,000 as of September 30, 2022 compared to $36,913,000 as of September 30, 2021.  Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. On April 27, 2022, Clearfield entered into a loan agreement and a security agreement with a bank that provides the Company with a $40 million revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025 and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum.  As of September 30, 2022, the interest rate was 4.36%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement.  Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of September 30, 2022, the Company has borrowed $16,700,000 against this line of credit. As of September 30, 2022, the Company was in compliance with all covenants. We had long-term debt obligations of $18,666,000 as of September 30, 2022 and no long-term debt obligations as of September 30, 2021. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit provide a more accurate indication of our available liquidity.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations and line of credit, will be sufficient to meet our working capital and investment requirements beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our Board of Directors.  The share repurchase program was originally adopted on November 13, 2014 with $8,000,000 authorized for common stock repurchases.  Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended in April 2020 due to COVID-19 uncertainty. In addition, effective January 27, 2022, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million. As of September 30, 2022, we have repurchased an aggregate of 565,590 shares for approximately $7,019,000, leaving approximately $14,981,000 available within our $22,000,000 stock repurchase program. The repurchase program does not obligate the Company to repurchase any particular amount of common stock during any period.  The repurchase will be funded by cash on hand. During the year ended September 30, 2022, the Company did not repurchase any shares under the stock repurchase program.

Operating Activities

Net cash generated from operations for the fiscal year ended September 30, 2022 totaled $1,001,000. Cash provided by operations included net income of $49,362,000 for the fiscal year ended September 30, 2022, non-cash expenses for depreciation and amortization of $3,413,000, stock-based compensation of $2,339,000, in addition to changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include an increase in net inventories of $43,744,000 and accounts receivables of $24,234,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased sales backlog and higher demand, and stocking of high turn and long lead time components to limit manufacturing delays due to raw material component shortages and delays. The increase in accounts receivable was due to higher net sales as well as increased days sales outstanding (“DSO”) due to higher sales to certain customers with longer payment terms. DSO, which measures how quickly receivables are collected, increased 13 days from 39 to 52 from September 30, 2021 to September 30, 2022. Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $14,502,000, due to timing of accounts payable and $8,738,000 in fiscal year 2022 incentive compensation accruals to be paid after year end.

Net cash generated from operations for the fiscal year ended September 30, 2021 totaled $10,903,000. Cash provided by operations included net income of $20,327,000 for the fiscal year ended September 30, 2021, non-cash expenses for depreciation and amortization of $2,302,000, stock-based compensation of $1,280,000, and decrease in allowance for doubtful accounts of $210,000, in addition to changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include an increase in net inventories of $13,116,000 and accounts receivables of $9,151,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased sales backlog and higher demand, and stocking of high turn and long lead time components to limit manufacturing delays due to raw material component shortages and delays. The increase in accounts receivable was due to higher net sales. The Company’s DSO, which measures how quickly receivables are collected, increased 1 day from 38 to 39 from September 30, 2020 to September 30, 2021.   Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $9,776,000, due to timing of accounts payable and $6,513,000 in fiscal year 2021 incentive compensation accruals to be paid after year end.

Net cash generated from operations for the fiscal year ended September 30, 2020 totaled $6,656,000.  Cash provided by operations included net income of $7,293,000 for the fiscal year ended September 30, 2020, non-cash expenses for depreciation and amortization of $2,422,000, stock-based compensation of $774,000, slightly offset by a non-cash amortization of discounts on investments of $64,000, in addition to changes in operating assets and liabilities using cash.  Changes in operating assets and liabilities using cash include an increase in net inventories of $5,396,000 and accounts receivables of $1,378,000.  The increase in inventory is a result of additional stocking levels to support the Company’s increased backlog and higher demand, and additional safety stock across the Company’s multiple locations due to the uncertainty of COVID-19 on the Company’s supply chain and manufacturing locations. The increase in accounts receivable was due to higher net sales offset by improved DSO in the current year. The Company’s DSO, which measures how quickly receivables are collected, decreased 9 days from 47 to 38 from September 30, 2019 to September 30, 2020.   Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $3,152,000.

Investing Activities

For the fiscal year ended September 30, 2022, the Company had $17,386,000 of FDIC-backed certificates of deposit and U.S. Treasuries mature or be sold. The Company used $9,148,000 in cash to purchase fixed and intangible assets. Additionally, the Company used $16,187,000 in cash to acquire Nestor Cables on July 26, 2022. The result is cash used in investing activities of $8,197,000 in fiscal year 2022. In fiscal year 2023, the Company intends to continue investing in the necessary information technology, manufacturing equipment and facility needs, including further expansion of manufacturing in our Mexico facility.

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

Financing Activities

For the fiscal year ended September 30, 2022, the Company borrowed $16,700,000 on its line of credit to fund the July acquisition of Nestor Cables. The Company received $544,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company used $5,183,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $1,406,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2022 was $10,655,000.

For the fiscal year ended September 30, 2021, the Company received $384,000 from employees’ purchase of stock through our ESPP. The Company used $462,000 to pay for taxes related to employees’ exercises of stock options and $458,000 to pay for taxes related to employees’ vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2021 was $536,000.

For the fiscal year ended September 30, 2020, the Company used $429,000 of cash to repurchase its own common stock prior to the suspension of the share repurchase plan in April 2020. For the fiscal year ended September 30, 2020, the Company received $349,000 from employees’ purchase of stock through the ESPP. The Company used $176,000 to pay for taxes related to employees’ exercises of stock options and vesting of restricted shares using share withholding. As a result, the net cash used in financing activities during fiscal year 2020 was $247,000.

Operating Leases

We have entered into various non-cancelable operating lease agreements for office equipment and our office and manufacturing spaces in Minnesota, Mexico, Finland and Estonia expiring at various dates through February 2027. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

New Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market accounts.  The fair value of these investments fluctuates subject to changes in market interest rates.  As of September 30, 2022, and 2021, the Company had combined consolidated balances of cash, cash equivalents, short term and long-term investments of $45,199,000 and $60,503,000, respectively.

Foreign Exchange Rates:

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro.  The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses for fiscal year 2022 would have increased or decreased by approximately $70,000 or less than 1%. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

Inflation:

Rising costs, including wages, logistics, components, and commodity prices, are negatively impacting our profitability. We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials which has outpaced our ability to reduce the cost structure and manufacturability. We do not hedge commodity prices. Accordingly, inflation impacts our profitability, including cost of sales and operating expenses and may have a material impact on the Company’s financial statements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of September 30, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of September 30, 2022.

Management’s internal control over financial reporting as of September 30, 2022 has been audited by Baker Tilly LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

Date:    November 23, 2022

/s/ Cheryl Beranek
Cheryl Beranek
Chief Executive Officer

/s/ Daniel Herzog
Daniel Herzog
Chief Financial Officer

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Clearfield, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Clearfield, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of earnings, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

The Company has excluded the acquisition of Nestor Cables LTD, which closed on July 26, 2022, from their management report on internal controls over financial reporting as of September 30, 2022. This exclusion is supported by Securities and Exchange Commission guidance for an acquired business internal control assessment for a period of up to one year from the date of acquisition. Our audit of internal controls over financial reporting of the Company also excludes any consideration for Nestor Cables LTD internal control over financial reporting.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company has excluded the acquisition of Nestor Cables Ltd, which closed on July 26, 2022, from their management report on internal controls over financial reporting. This exclusion is supported by Securities and Exchange Commission guidance for an acquired business internal control assessment for a period of up to one year from the date of acquisition. Our report on internal controls over financial reporting also excludes any consideration of Nestor Cables Ltd internal controls.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Critical Audit Matter Description

Nestor Cables LTD Acquisition – Fair Value Related to Business Combination

As discussed in Note 2 to the consolidated financial statements, the Company accounted for the Nestor Cables LTD acquisition as a business combination and allocated the purchase price between the tangible assets acquired and liabilities assumed and intangible assets and goodwill acquired. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of those assets and liabilities.

The fair value estimates were based on underlying assumptions about future performance of the acquired business, which involves significant estimation uncertainty. The significant assumptions used to form the basis of the fair values included customer margins, revenue growth rates, attrition rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The primary procedures we performed to address this critical audit matter included substantively testing, with the assistance of firm personnel with expertise in the application of fair value and valuation methodologies, the appropriateness of the judgements and assumptions used in management’s process for determining the fair value of the identifiable intangibles, which included the following procedures:

•Obtained management’s purchase price allocation detailing fair values assigned to the acquired tangible and intangible assets.

•Obtained the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired identifiable intangible assets. We reviewed the qualifications of the specialist and tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges.

•Utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience.

•Evaluated the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined.

•Performed inquiries of personnel at Nestor Cables LTD that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts.

•Reviewed the Company’s internal control environment and tested the Company’s controls related to accounting for the acquisition.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2013.

Minneapolis, Minnesota

November 23, 2022

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	September 30, 2022	September 30, 2021
Assets
Current Assets
Cash and cash equivalents	$16,650	$13,216
Short-term investments	5,802	10,374
Accounts receivables, net	53,704	19,438
Inventories, net	82,208	27,524
Other current assets	1,758	953
Total current assets	160,122	71,505

Property, plant and equipment, net	18,229	4,998

Other Assets
Long-term investments	22,747	36,913
Goodwill	6,402	4,709
Intangible assets, net	6,376	4,696
Right of use lease assets	13,256	2,305
Deferred tax asset	1,414	365
Other	582	419
Total other assets	50,777	49,407
Total Assets	$229,128	$125,911

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,385	$915
Accounts payable	24,118	9,215
Accrued compensation	13,619	8,729
Accrued expenses	6,181	1,613
Factoring liability	4,391	-
Total current liabilities	51,694	20,472

Other Liabilities
Long-term debt	18,666	-
Long-term portion of lease liability	10,412	1,615
Deferred tax liability	774	-
Total liabilities	81,546	22,087

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,818,452 and 13,732,188 shares issued and outstanding as of September 30, 2022, and 2021	138	137
Additional paid-in capital	54,539	58,246
Accumulated other comprehensive loss	(1,898)	-
Retained earnings	94,803	45,441
Total shareholders’ equity	147,582	103,824
Total Liabilities and Shareholders’ Equity	$229,128	$125,911

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

Net sales	$270,883	$140,755	$93,075

Cost of sales	157,936	79,578	55,160

Gross profit	112,947	61,177	37,915

Operating expenses
Selling, general and administrative	49,130	35,943	29,531
Income from operations	63,817	25,234	8,384

Net investment income	328	500	771
Interest expense	(311)	-	-

Income before income taxes	63,834	25,734	9,155

Income tax expense	14,472	5,407	1,862
Net income	$49,362	$20,327	$7,293

Net income per share Basic	$3.58	$1.48	$0.53
Net income per share Diluted	$3.55	$1.47	$0.53

Weighted average shares outstanding:
Basic	13,771,665	13,720,699	13,643,355
Diluted	13,905,984	13,784,294	13,643,355

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

Net Income	$49,362	$20,327	$7,293

Other comprehensive loss before income taxes:
Unrealized losses on available-for-sale investments	(1,590)	-	-
Unrealized loss on foreign currency translation	(854)	-	-

Total other comprehensive loss before income taxes	(2,444)	-	-

Income tax benefit	546	-	-

Total other comprehensive loss	(1,898)	-	-

Total comprehensive income	$47,464	$20,327	$7,293

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

For the year ended September 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824
Stock-based compensation expense	-	-	2,339	-	-	2,339
Restricted stock issuance, net of forfeitures	27	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	13	-	544	-	-	544
Exercise of stock options, net of shares exchanged for payment	60	1	(5,184)	-	-	(5,183)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(13)	-	(1,406)	-	-	(1,406)
Other comprehensive loss	-	-	-	(1,898)	-	(1,898)
Net income	-	-	-	-	49,362	49,362
Balance at September 30, 2022	13,819	$138	$54,539	$(1,898)	$94,803	$147,582

For the year ended September 30, 2021				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2020	13,650	$137	$57,503	$-	$25,114	$82,754
Stock-based compensation expense	-	-	1,280	-	-	1,280
Restricted stock issuance, net of forfeitures	36	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	24	-	383	-	-	383
Exercise of stock options, net of shares exchanged for payment	34	-	(458)	-	-	(458)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(12)	-	(462)	-	-	(462)
Net income	-	-	-	-	20,327	20,327
Balance at September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824

For the year ended September 30, 2020				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2019	13,642	$136	$56,976	$-	$17,821	$74,933
Repurchase of common stock	(42)	-	(428)	-	-	(428)
Stock-based compensation expense	-	-	774	-	-	774
Restricted stock issuance, net of forfeitures	9	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	30	-	349	-	-	349
Exercise of stock options, net of shares exchanged for payment	21	-	9	-	-	9
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(10)	-	(176)	-	-	(176)
Net income	-	-	-	-	7,293	7,293
Balance at September 30, 2020	13,650	$137	$57,503	$-	$25,114	$82,754

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020
Cash flows from operating activities
Net income	$49,362	$20,327	$7,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,413	2,302	2,422
Change in allowance for doubtful accounts	-	210	-
Amortization of discount on investments	(42)	(7)	(64)
Deferred taxes	(326)	(187)	(280)
Loss on disposal of assets	13	-	6
Stock-based compensation	2,339	1,280	774
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(24,234)	(9,151)	(1,378)
Inventories, net	(43,744)	(13,116)	(5,396)
Other assets	(282)	(531)	128
Accounts payable and accrued expenses	14,502	9,776	3,152
Net cash provided by operating activities	1,001	10,903	6,656

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(9,148)	(2,046)	(1,806)
Purchases of investments	(248)	(24,809)	(34,057)
Proceeds from sales and maturities of investments	17,386	13,255	35,822
Business acquisition, net of cash acquired	(16,187)	-	-
Net cash used in investing activities	(8,197)	(13,600)	(41)

Cash flows from financing activities
Borrowing on line of credit	16,700	-	-
Proceeds from issuance of common stock under employee stock purchase plan	544	384	349
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(1,406)	(462)	(176)
Withholding related to exercise of stock options	(5,183)	(458)	10
Repurchase of common stock	-	-	(429)
Net cash provided by (used in) financing activities	10,655	(536)	(247)

Effect of exchange rates on cash	(24)	-	-
Increase (decrease) in cash and cash equivalents	3,434	(3,233)	6,368
Cash and cash equivalents, beginning of year	13,216	16,450	10,082
Cash and cash equivalents, end of year	$16,650	$13,216	$16,450

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$13,744	$5,505	$1,442
Cash paid for interest	119	-	-

Non-cash financing activities
Cashless exercise of stock options	$1,624	$1,271	$98

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Clearfield, Inc. and subsidiaries (the “Company”) manufactures a broad range of standard and custom passive connectivity products to customers throughout the United States and internationally and since the July 26, 2022 acquisition of Nestor Cables Ltd, manufactures fiber optic and copper telecommunication cables and equipment through its Finnish subsidiaries. Refer to Note 11 for further information regarding the acquisition of Nestor Cables.

We are engaged in global operations.  Our operations currently comprise of two reportable segments: the Clearfield Operating Segment, (referred to herein as “Clearfield”) and, since July 26, 2022, the Nestor Cables Operating Segment (referred to herein as “Nestor Cables” or “Nestor”). Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

The Company’s products include fiber distribution systems, optical components, Outside Plant (“OSP”) cabinets, and fiber and copper cable assemblies that serve the communication service provider, including Fiber-to-the-Premises (“FTTP”), large enterprise, and original equipment manufacturer (“OEM”) markets.

Principles of Consolidation The consolidated financial statements include the accounts of Clearfield, Inc. and its wholly-owned subsidiaries .All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents as of September 30, 2022, and 2021 consist entirely of short-term money market accounts.

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

Foreign Currency Translation: Balance sheets and statement of earnings of our international subsidiaries are measured using local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in shareholders’ equity.

Comprehensive Income: Total comprehensive income and the components of accumulated other comprehensive loss are presented in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Shareholders' Equity. Accumulated other comprehensive loss is composed of foreign currency translation effects and unrealized gains and losses on available-for-sale marketable debt securities. We use the individual item approach for releasing income tax effects from accumulated other comprehensive loss.

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents, investments, accounts receivable and accounts payable. The Company estimates the fair value of investments as of the balance sheet date. All other financial instruments’ carrying values approximate fair values because of the short-term nature of the instruments.

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

The allowance for doubtful accounts activity for the years ended September 30, 2022, and 2021 is as follows:

Year Ended	Balance at Beginning of Year	Additions (Recoveries) Charged to Costs and Expenses	Less Write-offs	Balance at End of Year
September 30, 2022	$79,000	$-	$-	$79,000
September 30, 2021	$289,000	$(210,000)	$-	$79,000

Inventories: Inventories consist of finished goods, raw materials and work-in-process and are stated at the lower of average cost (which approximates first-in, first-out) or net realizable value.  Inventory is valued using material costs, labor charges, and allocated factory overhead charges and consists of the following:

	September 30, 2022	September 30, 2021
In thousands
Raw materials	$66,440	$23,072
Work-in-process	7,294	2,482
Finished goods	10,803	3,361
Inventories, gross	84,537	28,915
Inventory reserve	(2,329)	(1,391)
Inventories, net	$82,208	$27,524

On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand.  A reserve is established for any identified excess, slow moving, and obsolete inventory through a charge to cost of sales. Inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly or if new products are not accepted by the market.

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

Estimated useful lives of the assets are as follows:

Years
Equipment	3 – 15
Leasehold improvements	7-10 or life of lease
Vehicles	3

Property, plant and equipment consist of the following:

(In thousands)	September 30, 2022	September 30, 2021
Manufacturing equipment	$18,418	$9,179
Office equipment	4,174	2,901
Leasehold improvements	5,000	2,590
Vehicles	340	246
Construction in progress	1,715	150
Property, plant and equipment, gross	29,647	15,066
Less accumulated depreciation	11,418	10,068
Property, plant and equipment, net	$18,229	$4,998

Depreciation expense for the years ended September 30, 2022, 2021, and 2020 was $2,647,000, $1,699,000, and $1,944,000, respectively.

Goodwill and Intangible Assets: The Company operates as two reporting units and reviews the carrying amount of goodwill annually in the fourth quarter of each fiscal year and more frequently if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company determines its fair value for goodwill impairment testing purposes by calculating its market capitalization and comparing that to the Company’s carrying value.  The Company’s goodwill impairment test for the years ended September 30, 2022, 2021 and 2020 resulted in excess fair value over carrying value and therefore, no adjustments were made to goodwill.  During the years ended September 30, 2022, 2021 and 2020, there were no triggering events that indicated goodwill could be impaired.

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

No impairment of goodwill has occurred during the years ended September 30, 2022, 2021 and 2020, respectively.

The Company capitalizes legal costs incurred to obtain patents.  Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years.  As of September 30, 2022, the Company has 36 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of Telcordia certified outdoor active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018 and the acquisition of Nestor Cables as of July 26, 2022. Refer to Note 11 for further information regarding the acquisition of Nestor Cables. Finite life intangible assets as of September 30, 2022, and 2021 are as follows:

	September 30, 2022
(In thousands)	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,833	$1,273	$3,559
Certifications	8	584	133	451
Trademarks	8-10	1,306	586	720
Patents	20	931	118	813
Developed Technology	10	295	5	290
Other	5	6	6	-
Software	1-3	2,452	1,909	543
Totals		$10,407	$4,030	$6,376

	September 30, 2021
(In thousands)	Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$904	$2,838
Certifications	8	1,068	484	584
Trademarks	8	563	255	308
Patents	20	790	85	706
Other	5	31	25	6
Software	1-3	1,960	1,705	255
Totals		$8,154	$3,458	$4,696

Amortization expense related to these assets for the years ended September 30, 2022, 2021, and 2020 was $766,000, $602,000, and $478,000, respectively.

Our future estimated amortization expense for intangibles is as follows as of September 30, 2022:

(In thousands)	Estimated amortization expense
FY 2023	$865
FY 2024	786
FY 2025	685
FY 2026	470
FY 2027	394
Total	$3,200

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets occurred during the years ended September 30, 2022, 2021, or 2020, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of September 30, 2022, and 2021, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

Share Repurchase Program:  Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended in April 2020 due to COVID uncertainty. In addition, effective January 27, 2022, the Company’s board of directors increased the share repurchase program by an additional $10 million to an aggregate of $22 million, from the previous $12 million. As of September 30, 2022, we have repurchased an aggregate of 565,590 shares for approximately $7,019,000, leaving approximately $14,981,000 available within our $22,000,000 stock repurchase program. The repurchase program does not obligate the Company to repurchase any particular amount of common stock during any period.  The repurchase will be funded by cash on hand. During the year ended September 30, 2022, the Company did not repurchase any shares under the stock repurchase program.

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

Research and Development Costs: Research and development costs amounted to $895,000, $1,243,000 and $1,267,000 for the years ended September 30, 2022, 2021, and 2020, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $537,000, $436,000 and $297,000 for the years ended September 30, 2022, 2021, and 2020, respectively, and are charged to expense when incurred.

Net Income Per Share: Basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

Weighted average common shares outstanding for the years ended September 30, 2022, 2021 and 2020 were as follows:

Year ended September 30, (In thousands except share data)	2022	2021	2020
Net income	$49,362	$20,327	$7,293
Weighted average common shares	13,771,665	13,720,699	13,643,355
Dilutive potential common shares	134,319	63,593	-
Weighted average dilutive common shares outstanding	13,905,984	13,784,294	13,643,355
Earnings per share:
Basic	3.58	$1.48	$0.53
Diluted	3.55	$1.47	$0.53

There were no antidilutive shares for the years ended September 30, 2022 or 2021, and 337,100 shares for the year ended September 30, 2020 that were excluded from the above calculation as they were considered antidilutive in nature.

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

Reclassification: For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. There was no impact to prior period net income or shareholders’ equity.

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

NOTE 2 – STOCK BASED COMPENSATION

Stock-Based Compensation: The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company currently has one equity compensation plan, the 2007 Stock Compensation Plan, from which it grants equity awards that are used as an incentive for directors, officers, and other employees.  The 2007 Stock Compensation Plan has 580,000 shares available for issue as of September 30, 2022.  As of September 30, 2022, $3,664,000 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 2.1 years. The Company recorded related compensation expense for the years ended September 30, 2022, 2021 and 2020 of $2,339,000, $1,280,000 and $774,000, respectively.  For the year ended September 30, 2022, $2,213,000 of this expense was included in selling, general and administrative expense and $126,000 was included in cost of sales. For the year ended September 30, 2021, $1,223,000 of this expense was included in selling, general and administrative expense and $57,000 was included in cost of sales. For the year ended September 30, 2020, $752,000 of this expense was included in selling, general and administrative expense and $22,000 was included in cost of sales.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.  During the fiscal year ended September 30, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48. During the fiscal year ended September 30, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 105,089 shares of common stock with a weighted average contractual term of 5 years, a 3-year weighted average vesting term, and an exercise price of $23.74. During the fiscal year ended September 30, 2020, the Company granted employees non-qualified stock options to purchase an aggregate of 121,350 shares of common stock with a weighted average contractual term of 5.71 years, a 4.71 year weighted average vesting term, and an exercise price of $12.43.

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Dividend yield	0%	0%	0%
Weighted average expected volatility	52.02%	46.90%	39.5 –44.9%
Weighted average risk-free interest rate	0.97%	0.24%	0.24 - 1.69%
Weighted average expected life	5 years	5 years	4 - 6 years
Vesting period	3 years	3 years	3 – 5 years

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period.  The maximum contractual term is normally six years.  Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.  There were 113,727 options vested during the year ended September 30, 2022, 79,833 options vested during the year ended September 30, 2021 and 44,000 options vested during the year ended September 30, 2020. For the year ended September 30, 2022, there were 125,651 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2021, there were 101,966 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2020, there were 14,688 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2022, 2021 and 2020 was $11,279,000, $1,315,000, and $332,000 respectively.

Option transactions under the 2007 Stock Compensation Plan during the years ended September 30, 2022, 2021 and 2020 are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2019	290,750	$11.86
Granted	121,350	12.43	$4.62
Exercised	(26,750)	4.01
Forfeited and expired	(48,250)	13.35
Outstanding as of September 30, 2020	337,100	$12.48
Granted	105,089	23.74	$8.14
Exercised	(101,966)	12.47
Forfeited and expired	(38,709)	13.68
Outstanding as of September 30, 2021	301,514	$16.25
Granted	62,730	66.48	$25.54
Exercised	(125,651)	12.92
Forfeited and expired	(2,084)	19.94
Outstanding as of September 30, 2022	236,509	$31.30

The following table summarizes information concerning options exercisable under the 2007 Stock Compensation Plan:

Year ended	Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2022	39,276	2.78 years	$20.26	$3,314
September 30, 2021	51,201	2.29 years	$12.28	$1,632
September 30, 2020	97,333	2.19 years	$12.76	$721

The following table summarizes information concerning options currently outstanding at:

Year Ended	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2022	236,509	3.3 years	$31.30	$17,343
September 30, 2021	301,514	3.22 years	$16.25	$8,412
September 30, 2020	337,100	3.43 years	$12.48	$721

Restricted Stock: The Company’s 2007 Stock Compensation Plan permits our Compensation Committee to grant other stock-based awards.  The Company has awarded restricted stock grants to employees that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2022, 2021 and 2020 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2019	130,440	$13.25
Granted	19,455	10.30
Vested	(29,950)	13.36
Forfeited	(10,875)	12.14
Unvested shares as of September 30, 2020	109,070	$12.98
Granted	39,807	24.20
Vested	(35,840)	12.48
Forfeited	(4,198)	15.45
Unvested shares as of September 30, 2021	108,839	$17.14
Granted	29,512	65.90
Vested	(37,094)	17.78
Forfeited	(2,749)	16.84
Unvested shares as of September 30, 2022	98,508	$31.51

The fair value of restricted shares vested during the year end September 30, 2022, 2021 and 2020 was $3,744,000, $1,364,000 and $497,000, respectively. The Company repurchased a total of 13,292 shares of our common stock at an average price of $105.78 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2022. The Company repurchased a total of 11,754 shares of our common stock at an average price of $39.32 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2021. The Company repurchased a total of 10,038 shares of our common stock at an average price of $17.57 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2020.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The ESPP is available to all employees subject to certain eligibility requirements.  Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year.  For the phases that ended on December 31, 2021 and June 30, 2022, employees purchased 7,678 and 5,605 shares at a price of $32.43 and $52.66 per share, respectively. For the phases that ended on December 31, 2020 and June 30, 2021, employees purchased 15,011 and 9,739 shares, respectively, at a price of $11.93 and $21.01, respectively.  As of September 30, 2021, the Company has withheld approximately $191,352 from employees participating in the phase that began on July 1, 2022.  In February 2020, the shareholders of Clearfield, Inc. approved an increase of 200,000 in the shares authorized for issuance under the ESPP. After the employee purchase on June 30, 2022, 181,590 shares of common stock were available for future purchase under the ESPP.

NOTE 3 – Investments

The Company invests in CDs that are fully insured by the FDIC as well as U.S. Treasury and money market securities.  Historically, the Company’s investment portfolio had been classified as held-to-maturity and recorded at amortized cost. During the second quarter of fiscal 2022, the Company sold investments and has reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. The proceeds from sales of investments during the year ended September 30, 2022 was $14,365,000. Related to this sale, the Company recorded within earnings gross realized gains on the sale of $92,000 partially offset by gross realized losses of $53,000. The specific identification method is used to determine the cost of the securities sold. The Company’s sale of investment securities was associated with its need to respond to significant unanticipated and unprecedented growth in its sales order backlog coupled with supply chain challenges to obtain the inventory necessary for fulfillment of these orders, as well as the reevaluation of the Company’s approach to use of available capital. The Company did not sell investment securities during the years ended September 30, 2021 and 2020.

At September 30, 2022, available-for-sale investments consist of the following:

	September 30, 2022
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
Certificates of deposit	5,945	-	143	5,802
Investment securities – short-term	$5,945	$-	$143	$5,802
Long-Term
U.S treasury securities	$16,178	$-	$1,085	$15,093
Certificates of deposit	8,016	-	362	7,654
Investment securities – long-term	$24,194	$-	$1,447	$22,747

At September 30, 2022, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$-	$-	$15,093	$1,085
Certificates of deposit	6,345	176	7,111	329
Investment securities	$6,345	$176	$22,204	$1,414

As of September 30, 2022, there were 62 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of September 30, 2022, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and US federal government.

NOTE 4 – Fair Value Measurements

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

The following provides information regarding fair value measurements for our investment securities as of September 30, 2022 according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities:
U.S treasury securities	$15,093	$-	$15,093	$-
Certificates of deposit	13,456	-	13,456	-
Total investment securities	$28,549	$-	$28,549	$-

During the year ended September 30, 2022, we owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the year-end September 30, 2022.

NOTE 5 – Other Comprehensive Loss

Changes in components of other comprehensive loss and taxes related to items of other comprehensive loss are as follows:

	Year ended September 30, 2022
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized losses on available-for-sale securities	$(1,590)	$366	$(1,224)
Unrealized loss on foreign currency translation	(854)	180	(674)

Other comprehensive loss	$(2,444)	$546	$(1,898)

The Company did not have any other comprehensive income or loss for the years ended September 30, 2021, and 2020.

NOTE 6 – INCOME TAXES

Components of income tax expense are as follows for the years ended:

	September 30,	September 30,	September 30,
(In thousands)	2022	2021	2020
Current:
Federal	$13,230	$5,154	$1,966
State	1,532	440	175
Foreign	48	-	-
Current income tax expense	14,810	5,594	2,142
Deferred:
Federal	(509)	(234)	(252)
State	6	47	(26)
Foreign	165	-	-
Deferred income tax expense	(334)	(187)	(280)
Income tax expense	$14,472	$5,407	$1,862

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30,	September 30,	September 30,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes	2.1%	2.2%	2.0%
Foreign income taxes	0.4%	-	-
Permanent differences	4.6%	-	-
Change in valuation allowance	-	-	(0.5% )
Expiration and utilization of state NOL’s	-	-	0.4%
Research and development credits	(0.5% )	(0.7% )	(2.5% )
Excess tax expense (benefits) from stock-based compensation	(4.9% )	(1.5% )	(0.1% )
Effective Tax rate	22.7%	21.0%	20.3%

As of September 30, 2022 and 2021, the current income tax payable was approximately $1,791,000, and $933,000, respectively. Current income tax payable amounts are included in accrued expenses in the Company’s consolidated balance sheets.

As of September 30, 2022 and 2021, the Company had no U.S. federal net operating loss (“NOL”) carry-forwards. The state NOL carryforwards of $769,000 at September 30, 2020 were fully utilized during fiscal 2021 resulting in no state NOL carryforwards at September 30, 2022. In addition, as of September 30, 2022, the Company had Minnesota research and development tax credits of $292,000. As of September 30, 2021, the Company had Minnesota research and development tax credits of $300,000. The Company has not recorded a valuation allowance on these research and development related deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2031.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
(In thousands)	2022	2021
Deferred income tax assets (liabilities):
Intangibles	$(102)	$(92)
Property and equipment depreciation	(1,068)	(381)
Net operating loss carry forwards and credits	256	300
Stock-based compensation	416	231
Inventories	813	519
Prepaid expenses	(163)	(48)
Accrued expenses and reserves	1,020	519
Foreign currency translation	180	-
Unrealized loss on investments	365	-
Goodwill	(1,077)	(683)
Net deferred tax asset	$640	$365

Realization of NOL carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. The deferred tax assets and deferred tax liabilities are not netted due to being within different tax jurisdictions. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding their recoverability. As of September 30, 2022 and 2021, no valuation allowance was deemed necessary as the Company determined it was more likely than not that the Company’s deferred tax assets will be realized.

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies the interpretation to all tax positions for which the statute of limitations remained open.  The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2022 or 2021.

The Company is subject to income taxes in the U.S. federal and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  Clearfield, Inc. is generally subject to U.S. federal examination for all tax years after 2017 and state examinations for all tax years after 2013 due to unexpired research and development credit carryforwards still open under statute. Nestor is generally subject to Finland examination for all tax years after 2018.

NOTE 7 – CONCENTRATIONS

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

Customers: For the fiscal year ended September 30, 2022, the Company had one customer that comprised 14% of net sales. This customer is a distributor. For the fiscal years ended September 30, 2021 and 2020, the Company had two customers that comprised 28% and 30% of net sales, respectively. Both of these customers were distributors. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2022, one customer accounted for 20% of accounts receivable. This customer is a distributor. As of September 30, 2021, one customer accounted for 17% of accounts receivable. This customer was a telecommunications service provider in the Company’s Community Broadband market.

Disaggregation of Revenue: The Company allocates sales from external customers to geographic areas based on the location to which the product is transported.  Sales outside the United States are principally to customers in Europe, the Caribbean, Canada, and in Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

	Year Ended September 30,
	2022	2021	2020
United States	$255,607	$131,285	$89,022
All Other Countries	15,276	9,470	4,053
Total Net Sales	$270,883	$140,755	$93,075

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by these markets were as follows for each of the last three fiscal years:

	Year Ended September 30,
	2022	2021	2020
Broadband service providers	99%	98%	96%
Legacy customers	1%	2%	4%
Total Net Sales	100%	100%	100%

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

Long-lived assets: As of September 30, 2022 and 2021, the Company had property, plant, and equipment with a net book value of $4,213,000, and $1,769,000, respectively, located in Mexico. In addition as of September 30, 2022, the Nestor Cables acquisition brought property, plant, and equipment with a net book value $6,916,000 and $280,000 in Oulu, Finland and Keila, Estonia, respectively. All other property, plant, and equipment is located within the United States.

NOTE 8  –  EMPLOYEE BENEFIT PLAN

Clearfield, Inc. maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code.  The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant.  The Company’s contributions under this plan were $1,129,000, $915,000 and $839,000 for the years ended September 30, 2022, 2021 and 2020, respectively.

Nestor Cables is mandated by the Finnish government to participate in a pension and social expense plan to which Nestor and its employees make contributions. The plan is accounted for as defined contribution plan and Nestor Cables is responsible for an average of 17.45% of employees wages. Nestor’s contributions under this plan were $204,000 under the plan for the year ended September 30, 2022.

NOTE 9 – LEASES

Clearfield, Inc. leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing and warehouse space.  The lease term is ten years and two months, ending on February 28, 2025 and is renewable. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

In July 2021, Clearfield, Inc. entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico. The lease term is for 7 years of which 5 years are mandatory, commencing March 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

On November 19, 2021, Clearfield, Inc. signed a lease for a 105,000 square foot warehouse in Brooklyn Park, Minnesota. The lease term is five years commencing March 2022 and ending on February 28, 2027, with rent payments increasing annually.  The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option. The lease commenced in the second quarter of fiscal 2022.

Nestor leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ends on October 31, 2022, but auto renews indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will not exercise the termination option. The lease calls for monthly rental payments of approximately $40,000 Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows:

(In thousands) Operating lease expense under ASC842, Leases, within:	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Cost of sales	$2,534	$999	905
Selling, general and administrative	277	217	221
Total lease expense	$2,801	$1,216	1,126

Our future lease obligations for leases that have commenced were as follows as of September 30, 2022:

(In thousands)	Operating Leases
FY 2023	$3,775
FY 2024	3,823
FY 2025	3,056
FY 2026	2,868
FY 2027	1,196
Thereafter	-
Total lease payments	14,718
Less: Interest	(921)
Present value of lease liabilities	$13,797

As of September 30, 2022, the weighted average term and weighted average discount rate for our leases were 4.04 years and 3.22%, respectively. As of September 30, 2021, the weighted average term and weighted average discount rate for our leases were 3.09 years and 3.41%, respectively. For the year ended September 30, 2022, 2021, and 2020 the operating cash outflows from our leases were $2,064,000, $1,290,000, and $812,000, respectively.

NOTE 10 – DEBT

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025 and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum.  As of September 30, 2022, the interest rate was 4.36%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement.  Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of September 30, 2022, the Company has borrowed $16,700,000 against this line of credit. As of September 30, 2022, the Company was in compliance with all covenants.   The line of credit is collateralized by Clearfield, Inc’s assets of $198,087,000 as of September 30, 2022.

During March 2021, Nestor Cables entered into a loan agreement, providing $2 million senior loan with a term of three years. The National Emergency Supply Agency (“NESA”) pays the interest, capped at 5% with the interest to be paid by NESA when the loan is used for stockpiling purposes and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan is due on March 31, 2024. The loan is fully secured by a Finnish Government guarantee. If used for any purposes other than stockpiling, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of September 30, 2022, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s income statement.

The Company did not have any debt as of September 30, 2021.

NOTE 11 – ACQUISITION OF NESTOR CABLES

On July 26, 2022, the Company, through its newly formed wholly owned subsidiary, Clearfield Finland Ltd., acquired 100% of the share capital of Nestor Cables Ltd (“Nestor”), a leading developer and manufacturer of fiber optic cable solutions located in Finland, upon the terms and conditions contained in a Share Sale and Purchase Agreement entered into on May 17, 2022. The total purchase price and the acquisition date fair value of the consideration transferred for the shares totaled €7.9 million ($8.0 million) in addition to €7.6 million ($7.8 million) related to the repayment of certain of Nestor’s debt. The purchase price was funded from a draw of $16.7 million under the Company’s revolving line of credit. The purchase of Nestor Cables is expected to provide the Company with the ability to vertically integrate the supply fiber optic cables and fulfill customer demand more rapidly. Nestor Cables technical expertise is expected to extend the supply of the Company’s FieldShield product line into the North American market, to reduce cost and complexity of transportation. Finally, Nestor enhances the possibility of introducing Clearfield, Inc.’s cassette-based fiber management solutions into the European market.

The following table summarizes the estimated fair value of the assets and liabilities acquired as of July 26, 2022:

(in thousands)
Cash	$72
Accounts receivables	10,562
Inventories	11,377
Other current assets	173
Total current assets	22,184
Property and equipment	7,689
Intangibles assets	1,840
Right of use lease asset	1,297
Goodwill	1,762
Other	55
Total assets	$34,827
Accounts payable	5,839
Accrued compensation	1,430
Accrued expenses	1,916
Deferred tax liability	621
Lease liability	1,297
Factoring liability	5,849
Long term debt	2,045
Total liabilities	$18,997
Net assets acquired	$15,830

The Nestor acquisition resulted in approximately $1,700,000 of goodwill due to intangible assets not qualifying for separate recognition as well as expected synergies. The goodwill created from the acquisition of Nestor Cables is expected to be deductible for tax purposes.

Nestor Cables acquired accounts receivable balance is the gross amount which is expected to be collected, which approximates fair value. As of the acquisition date no allowance for uncollectible amounts is deemed necessary.

The intangible assets acquired include customer relationships, developed technology and trademarks. The remaining weighted average useful life of intangible assets acquired is 12.78 years as of the acquisition date. Refer to Note 1 for further information.

The Company incurred approximately $1,600,000 in legal, professional, and other costs related to the acquisition which were accounted for as selling, general and administrative expenses when incurred. Refer to Note 12-Segment Reporting for the operating results of Nestor Cables from the date of acquisition through September 30, 2022.

The Company has a fiscal year end of September 30 and reports its financial results in U.S. GAAP. Nestor Cables has historically had a fiscal year end of December 31 and reported its results under Finnish Accounting Standards. Accordingly, it is impracticable to disclose the revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior year periods due to the differing basis of accounting and reporting periods of the entities requiring assumptions about management’s intent that cannot be independently substantiated. In addition, these disclosures would require significant estimates that are not possible to reliably establish in order to distinguish objective information that provides evidence of circumstances that existed on the dates at which those amounts would have been recognized, measured and disclosed and would have been available when the financial statements for that prior period were issued.

NOTE 12 – SEGMENT REPORTING

The Company’s reportable segments are based on the Company’s method of internal reporting. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer.

Upon closing of the acquisition of Nestor Cables, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting.  Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision -maker (“CODM”), in deciding how to allocate resources and in assessing performance. Based upon the Company’s assessment, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

For the year ended September 30, 2022, the Company has two reportable segments: (1) Clearfield and (2) Nestor Cables. Clearfield’s Finnish holding company Clearfield Finland Ltd purchased Nestor Cables Ltd, including its Estonia subsidiary Nestor Cables Baltics on July 26, 2022. These entities comprise the Nestor Cables Segment. Refer to Note 11 -Acquisition of Nestor Cables for additional information on this transaction.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. For consolidated reporting, the Company eliminates transactions between reportable segments.

The following table summarizes the amounts between the two reportable segments year ended September 30, 2022.

	Year ended September 30, 2022
(in thousands)	Clearfield	Nestor Cables	Consolidated
Revenue from external customers	$263,822	$7,061	$270,883
Revenue from internal customers (Clearfield, Inc.)	-	182	182
Net investment income	327	1	328
Interest Expense	141	170	311
Depreciation and amortization	3,174	239	3,413
Stock based compensation	2,339	-	2,339
Income taxes	14,258	214	14,472
Net Income (loss)	49,771	(409)	49,362
Capital Expenditures	8,487	13	8,500
Goodwill	4,709	1,693	6,402
Total Assets	$198,255	$30,873	$229,128

NOTE 13 – FINANCING RECEIVABLES

Nestor Cables factors certain of its accounts receivable, with recourse provisions that is accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $4,391,000 as of September 30, 2022. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($12.3 million). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of .75% to 1.3%. The average interest rate for the year ended September 30, 2022, was 2.14%. These agreements are indefinite with a termination notice period ranging from zero to one month.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of September 30, 2022, our internal control over financial reporting was effective based on the COSO internal control criteria.  The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

During the fourth quarter of fiscal year 2022, the Company acquired all of the share capital of Nestor Cables Ltd. The Company’s management have excluded Nestor Cables from the scope of the foregoing management report on internal control over financial reporting consistent with SEC guidance that indicates the SEC will not object to such exclusion of an acquired business for a period of up to one year from the date of acquisition.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2022, the Company acquired Nestor Cables. The Company has implemented additional controls over the business combination and the consolidation of Nestor Cables.

No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 to be included in the 2023 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table describes shares of our common stock that are available on September 30, 2022, for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in first column)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	-	$-	181,590
2007 Stock Compensation Plan	236,509	31.30	691,596
Total	236,509	$31.30	862,338

There are no equity compensation plans not approved by the Company’s shareholders and all outstanding equity awards have been granted pursuant to shareholder-approved plans.

The remainder of the information required by Item 12 to be included in the 2023 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 to be included in the 2023 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 to be included in the 2023 Proxy Statement, is incorporated herein by reference into this section.

PART IV.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        Documents filed as part of this report.

(1)        Financial Statements.

The financial statements of Clearfield, Inc. are filed herewith under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)        Certain financial statement schedules have been omitted because they are not required, not applicable or the required information is provided in other financial statements or the note to the financial statements.

(3)        Exhibits: See Items 15(b) below.

(b)        Exhibits.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1

Restated Articles of Incorporation, of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000

Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 25, 2016
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	**Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 16, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2010
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan, as amended	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 14, 2020 for the 2020 Annual Meeting of Shareholders held on February 27, 2020
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014

Number	Description	Incorporated by Reference to
10.8	First Amendment to Lease Agreement dated May 9, 2019 by and between First Industrial, L.P. and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2019
*10.9	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 16, 2017
*10.10	Amendment No. 1 to Employment Agreement dated December 3, 2019 by and between Daniel Herzog and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2019
10.11	Loan Agreement dated April 27, 2022 by and between Clearfield, Inc. and Bremer Bank, National Association †	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2022
10.12	Security Agreement dated April 27, 2022 by Clearfield, Inc. in favor of Bremer Bank, National Association †	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 27, 2022
10.13	Share Sale and Purchase Agreement dated 17 May 2022 by and between the Sellers identified therein and Clearfield Finland Ltd relating Nestor Cables Ltd †	Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022
21.1	Subsidiaries of Clearfield, Inc.	**
23.1	Consent of Baker Tilly US, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
101.INS	Inline XBRL Instance Document	**
101.SCH	Inline XBRL Taxonomy Extension Schema	**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase	**
101.LAB	Inline XBRL Taxonomy Labels Linkbase	**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase	**
101.DEF	Inline XBRL Taxonomy Definition Linkbase	**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	**

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

(c)        Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearfield, Inc.

Date: November 23, 2022	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 23, 2022

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 23, 2022

/s/ Ronald G. Roth Ronald G. Roth	Director	November 23, 2022

/s/ Roger G. Harding Roger G. Harding	Director	November 23, 2022

/s/ Donald R. Hayward Donald R. Hayward	Director	November 23, 2022

/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 23, 2022

/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 23, 2022

/s/ Walter L. Jones, Jr. Walter L. Jones, Jr.	Director	November 23, 2022

/s/ Carol A. Wirsbinski Carol Wirsbinski	Director	November 23, 2022