Form 10-Q
period 2022-12-31
Clearfield, Inc.
filed 2023-02-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 23, 2023
Common stock, par value $.01	15,219,636

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2022 (Unaudited)	September 30, 2022
Assets
Current Assets
Cash and cash equivalents	$30,313	$16,650
Short-term investments	117,538	5,802
Accounts receivables, net	55,139	53,704
Inventories, net	89,705	82,208
Other current assets	1,450	1,758
Total current assets	294,145	160,122

Property, plant and equipment, net	19,730	18,229

Other Assets
Long-term investments	10,293	22,747
Goodwill	6,545	6,402
Intangible assets, net	6,488	6,376
Right of use lease assets	12,638	13,256
Deferred tax asset	1,090	1,414
Other	868	582
Total other assets	37,922	50,777
Total Assets	$351,797	$229,128

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,475	$3,385
Accounts payable	18,366	24,118
Accrued compensation	6,867	13,619
Accrued expenses	12,436	6,181
Factoring liability	4,178	4,391
Total current liabilities	45,322	51,694

Other Liabilities
Long-term debt	2,132	18,666
Long-term portion of lease liability	9,706	10,412
Deferred tax liability	756	774
Total liabilities	57,916	81,546

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 15,218,428 and 13,818,452 shares issued and outstanding as of December 31, 2022 and September 30, 2022	152	138
Additional paid-in capital	185,404	54,539
Accumulated other comprehensive income	(733)	(1,898)
Retained earnings	109,058	94,803
Total shareholders’ equity	293,881	147,582
Total Liabilities and Shareholders’ Equity	$351,797	$229,128

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021

Net sales	$85,942	$51,109

Cost of sales	55,293	28,137

Gross profit	30,649	22,972

Operating expenses
Selling, general and administrative	12,759	9,923
Income from operations	17,890	13,049

Net investment income	303	120
Interest expense	(243)	-

Income before income taxes	17,950	13,169

Income tax expense	3,695	2,780
Net income	$14,255	$10,389

Net income per share Basic	$1.01	$0.76
Net income per share Diluted	$1.00	$0.75

Weighted average shares outstanding:
Basic	14,165,550	13,743,503
Diluted	14,284,847	13,897,787

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(IN THOUSANDS)

	Three months ended	Three months ended
	December 31,	December 31,
	2022	2021

Net income	$14,255	$10,389

Other comprehensive income before income taxes:
Unrealized gain on available-for-sale investments	184	-
Unrealized gain on foreign currency translation	1,305	-

Total other comprehensive income before income taxes	1,489	-

Income tax expense	(324)	-

Total other comprehensive income	1,165	-

Total comprehensive income	$15,420	$10,389

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(IN THOUSANDS)

For three months ended December 31, 2022

				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2022	13,819	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	660	-	-	660
Issuance of common stock under employee stock purchase plan	5	-	299	-	-	299
Issuance of common stock under equity compensation plans	18	-	954	-	-	954
Repurchase of shares for payment of withholding taxes for stock grants	(10)	-	(954)	-	-	(954)
Exercise of stock options, net of shares exchanged for payment	6	-	(342)	-	-	(342)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,165	-	1,165
Net income	-	-	-	-	14,255	14,255
Balance at December 31, 2022	15,218	$152	$185,404	$(733)	$109,058	$293,881

For three months ended December 31, 2021

				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824
Stock-based compensation expense	-	-	440	-	-	440
Restricted stock issuance, net of forfeitures	24	-	-	-	-	-
Unrestricted stock issued, net	-	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	7	-	249	-	-	249
Exercise of stock options, net of shares exchanged for payment	3	-	(156)	-	-	(156)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	-	(274)
Net income	-	-	-	-	10,389	10,389
Balance at December 31, 2021	13,762	$137	$58,505	$-	$55,830	$114,472

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net income	$14,255	$10,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	639
Amortization of discount on investments	(218)	(11)
Deferred taxes	(80)	-
Stock-based compensation	660	440
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(549)	3,108
Inventories, net	(6,505)	(16,049)
Other assets	(176)	(300)
Accounts payable and accrued expenses	(7,637)	1,750
Net cash provided by (used in) operating activities	1,103	(34)

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(2,213)	(2,051)
Purchases of investments	(98,881)	(248)
Proceeds from sales and maturities of investments	-	1,980
Net cash used in investing activities	(101,094)	(319)

Cash flows from financing activities
Repayment of long-term debt	(16,700)	-
Proceeds from issuance of common stock under employee stock purchase plan	299	249
Repurchase of shares for payment of withholding taxes for stock grants	(954)	(274)
Withholding related to exercise of stock options	(342)	(156)
Issuance of stock under equity compensation plans	954	-
Net proceeds from issuance of common stock	130,262	-
Net cash provided by (used in) financing activities	113,519	(181)

Effect of exchange rates on cash	135	-
Increase (decrease) in cash and cash equivalents	13,663	(534)
Cash and cash equivalents, beginning of year	16,650	13,216
Cash and cash equivalents, end of year	$30,313	$12,682

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$-	$-
Cash paid for interest	$205	$-
Non-cash financing activities
Cashless exercise of stock options	$431	$93

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) unaudited interim consolidated financial statements as of and for the three months ended December 31, 2022 have been prepared by Clearfield, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality and other factors. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Clearfield, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Net income	$14,255,000	$10,389,000
Weighted average common shares	14,165,550	13,743,503
Dilutive potential common shares	119,297	154,284
Weighted average dilutive common shares outstanding	14,284,847	13,897,787
Net income per common share:
Basic	$1.01	$0.76
Diluted	$1.00	$0.75

Note 3. Investments

The Company invests in certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States (U.S.) Treasury securities with terms of not more than five years, as well as money market accounts. Historically, the Company’s investment portfolio had been classified as held-to-maturity and recorded at amortized cost. During the second quarter of fiscal 2022, the Company sold investments and reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

At December 31, 2022, available-for-sale investments consisted of the following:

	December 31, 2022
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$108,580	$10	$327	$108,263
Certificates of deposit	9,513	-	238	9,275
Investment securities – short-term	$118,093	$10	$565	$117,538
Long-Term
U.S Treasury securities	$6,694	$-	$650	$6,044
Certificates of deposit	4,449	-	200	4,249
Investment securities – long-term	$11,143	$-	$850	$10,293

As of December 31, 2022, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$-	$-	$15,210	$976
Certificates of deposit	4,201	89	9,323	350
Investment securities	$4,201	$89	$24,532	$1,326

As of December 31, 2022, there were 62 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of December 31, 2022, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government.

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

The following provides information regarding fair value measurements for the Company's investment securities as of December 31, 2022, according to the three-level fair value hierarchy:

	Fair Value Measurements at December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities:
U.S Treasury securities	$114,307	$-	$114,307	$-
Certificates of deposit	13,524	-	13,524	-
Total investment securities	$127,831	$-	$127,831	$-

During the three months ended December 31, 2022 and the year ended September 30, 2022, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the three months ended December 31, 2022 and the year ended September 30, 2022

Note 5. Other Comprehensive Income (Loss)

Changes in components of other comprehensive loss and taxes related to items of other comprehensive income are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balances at September 30, 2022	$(1,224)	$(674)	$(1,898)
Other comprehensive income (loss) for the three months ended December 31, 2022	141	1,024	1,165
Balances at December 31, 2022	$(1,083)	$350	$(733)

Note 6. Stock-Based Compensation

The Company recorded $660,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2022. For the three months ended December 31, 2022, $625,000 of this expense is included in selling, general and administrative expense, and $35,000 is included in cost of sales. The Company recorded $440,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options and the Company’s ESPP for the three months ended December 31, 2021. For the three months ended December 31, 2021, $409,000 of this expense is included in selling, general and administrative expense, and $31,000 is included in cost of sales. As of December 31, 2022, $4,578,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the three months ended December 31, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 15,020 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $104.36 per share. During the three months ending December 31, 2021, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48 per share.

The fair value of stock option awards during the three months ended December 31, 2022 was estimated as of the respective grant dates using the assumptions listed below:

Three months ended December 31, 2022
Dividend yield	0%
Expected volatility	61.68%
Risk-free interest rate	3.87%
Expected life (years)	3.5
Vesting period (years)	3

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

Options are granted with exercise prices at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the three months ended December 31, 2022:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2022	236,509	$31.30
Granted	15,020	104.36
Exercised	(12,409)	34.77
Forfeited or Expired	-	-
Outstanding as of December 31, 2022	239,120	$35.72

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2022, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.90 years and their aggregate intrinsic value was $7,058,000.

Restricted Stock

The Company’s 2007 Stock Compensation Plan permits its Compensation Committee to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the three months ended December 31, 2022, the Company granted employees restricted stock awards totaling 8,686 shares of common stock, with a vesting term of approximately three years and a fair value of $104.36 per share. During the three months ended December 31, 2021, the Company granted employees restricted stock awards totaling 23,318 shares of common stock, with a vesting term of approximately three years and a fair value of $66.48 per share.

Restricted stock transactions during the three months ended December 31, 2022 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2022	98,508	$31.51
Granted	8,686	104.36
Vested	(23,001)	44.20
Forfeited	-	-
Unvested as of December 31, 2022	84,193	$35.36

Bonus Stock

During the three months ended December 31, 2022, the Company granted employees an aggregate of 9,144 shares of stock as a discretionary bonus to pay  the incentive compensation earned for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2022, employees purchased 5,585 shares at a price of $53.52 per share. After the employee purchase on December 31, 2022, 176,005 shares of common stock were available for future purchase under the ESPP.

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

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in Europe, the Caribbean, Canada, Central and South America.

Revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2022	2021
United States	$75,737	$49,118
All other countries	10,205	1,991
Total Net Sales	$85,942	$51,109

The Company manufactures and sells proprietary product lines designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
	2022	2021
Broadband service providers	97%	99%
Other customers	3%	1%
Total Net Sales	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, multiple system operators (“MSO’s, or Cable TV”), which are also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1’s; and International customers. Other customers include sales of copper cable, build-to-print copper assemblies and other contract manufacturing.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both December 31, 2022 and September 30, 2022, the balance in the allowance for doubtful accounts was $79,000.

See Note 8 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 8. Major Customer Concentration

For the three months ended December 31, 2022, Customer A comprised 15% of the Company’s net sales. Customer A is a distributor. For the three months ended December 31, 2021, Customers B, A, and C comprised 15%, 11% and 10% of the Company’s net sales, respectively. Customer B and C are regional broadband service providers. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of December 31, 2022, Customer A comprised 13% of the Company’s accounts receivable. As of September 30, 2021, Customer D was 11% of accounts receivable. Customers D is a distributor.

Note 9. Inventories

Inventories consist of the following as of:

(In thousands)	December 31, 2022	September 30, 2022
Raw materials	$72,560	$69,142
Work-in-process	5,125	4,592
Finished goods	15,026	10,803
Inventories, gross	92,711	84,537
Inventory reserve	(3,006)	(2,329)
Inventories, net	$89,705	$82,208

Note 10. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022 did not indicate an impairment of goodwill. During the three months ended December 31, 2022, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2022, the Company has 38 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and acquisition of Nestor Cables in fiscal 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022 did not indicate an impairment of our intangible assets. During the three months ended December 31, 2022, there were no triggering events that indicate potential impairment exists.

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

Upon closing of the acquisition of Nestor Cables on July 26, 2022, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. Based upon the Company’s assessment, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

For the first quarter of fiscal 2023, the Company has two reportable segments: (1) Clearfield and (2) Nestor Cables. Clearfield’s Finnish holding company Clearfield Finland Ltd purchased Nestor Cables Ltd, including its Estonian subsidiary Nestor Cables Baltics on July 26, 2022. These entities comprise the Nestor Cables Segment.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. For consolidated reporting, the Company eliminates transactions between reportable segments.

The following table summarizes the amounts between the two reportable segments for the three months ended December 31, 2022:

	Three months ended December 31, 2022
(In thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$78,355	$7,587	$-	$85,942
Revenue from internal customers (Clearfield, Inc.)	-	1,186	(1,186)	-
Net investment income	301	2	-	303
Interest expense	170	73	-	243
Depreciation and amortization	1,009	344	-	1,353
Stock based compensation	660	-	-	660
Income taxes	3,773	(78)	-	3,695
Net income (loss)	14,718	(310)	(153)	14,255
Capital expenditures	1,787	197	-	1,984
Goodwill	4,709	1,836	-	6,545
Total assets	334,465	34,692	(17,360)	351,797

Note 12. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $4,178,000 as of December 31, 2022. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.3 million as of December 31, 2022). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended December 31, 2022, was 2.37%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 13. Income Taxes

For the three months ended December 31, 2022, the Company recorded income tax expense of $3,695,000, reflecting an effective tax rate of 20.6%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2022 was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, foreign derived intangibles income (FDII) deduction, and research and development credits.

For the three months ended December 31, 2021, the Company recorded income tax expense of $2,780,000, reflecting an effective tax rate of 21.1%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2021 was primarily related to excess tax benefits from restricted stock vested during the quarter, nondeductible stock option expense, IRS Section 162(m) compensation deduction limitations, research and development credits, and FDII deduction.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2022 and September 30, 2022 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2022, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 14. Leases

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

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease term is for 7 years of which 5 years are mandatory, commencing March 2022. The lease contains written options to renew for two additional consecutive periods of 5 years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

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

Nestor leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renews indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will not exercise the termination option. The lease calls for monthly rental payments of approximately $40,000. Rent is increased each year on January 1st based upon the cost of living index published by the Finnish government.

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

Operating lease expense within: (in thousands)	Three Months Ended December 31,
	2022	2021
Cost of sales	$1,368	$285
Selling, general and administrative	203	55
Total lease expense	$1,571	$340

Future maturities of lease liabilities were as follows as of December 31, 2022 (in thousands):

FY2023(Remaining)	$2,883
FY2024	3,875
FY2025	3,061
FY2026	2,870
FY2027	1,196
Thereafter	-
Total lease payments	13,885
Less: Interest	(704)
Present value of lease liabilities	$13,181

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2022 were 3.79 years and 3.22%, respectively, compared to 2.82 years and 3.41%, respectively, as of December 31, 2021. For the three months ended December 31, 2022, the operating cash outflows from the Company’s leases was $946,000, compared to $312,000 for the three months ended December 31, 2021.

Note 15. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025 and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. During the quarter ended December 31, 2022, the Company paid the outstanding balance of the revolving line of credit. As of December 31, 2022, the outstanding balance on the revolving line of credit was zero and the interest rate was 5.97%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of December 31, 2022, the Company was in compliance with all covenants. The line of credit is collateralized by Clearfield, Inc’s assets of $334,465,000 as of December 31, 2022.

During March 2021, Nestor Cables entered into a loan agreement, providing a $2 million senior loan with a term of three years. The Finland National Emergency Supply Agency (“NESA”) pays the interest, capped at 5% with the interest to be paid by NESA when the loan is used for stockpiling purposes and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan is due on March 31, 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than stockpiling, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of December 31, 2022, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s consolidated statement of earnings.

The Company did not have any debt as of December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2022 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2022 and 2021 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2022.

OVERVIEW

General

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We design, manufacture and distribute fiber protection, fiber management and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space primarily across North America. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States (“U.S.”), which include Community Broadband, MSO’s, and National Carriers, while also serving the broadband needs of the International markets, primarily countries in the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for its Legacy customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

We are engaged in global operations. Our operations currently comprise of two reportable segments: the Clearfield Operating Segment (referred to herein as “Clearfield”) and, since July 26, 2022, the Nestor Cables Operating Segment (referred to herein as “Nestor Cables” or “Nestor”). Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

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

Upon closing of the acquisition of Nestor Cables on July 26, 2022, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. Based upon the Company’s assessment, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

Nestor Cables Operating Segment

As of July 26, 2022, Clearfield through its Finnish subsidiary, Clearfield Finland Ltd, acquired Nestor Cables. Nestor Cables is based in Oulu, Finland, with operations in Keila, Estonia through its wholly-owned subsidiary, Nestor Cables Baltics Ltd. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Prior to our acquisition, Nestor Cables had been a supplier to Clearfield for over a decade and that relationship continued following the closing of the acquisition. Nestor has two types of production processes, the process of making cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors, and directly to end users. Nestor Cables is subject to Finnish government regulation; Nestor Cables Baltics is subject to Estonian government regulation.

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

Clearfield’s products allow its customers to connect homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G small cell, Cloud Radio Access Network (“C-RAN”), and distributed antenna system (“DAS”) deployments through better fiber management, test access, and fiber protection. The Company has historically focused on the unserved or underserved rural communities that receive voice, video and data services from independent telephone companies.  By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s manufacturing facilities in Brooklyn Park, Minnesota, and the manufacturing facility in Tijuana, Mexico that operates as Maquiladora, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to customers, some made through two-tier distribution (channel) partners, sales agents and manufacturing representatives, and sales through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022 VS. THREE MONTHS ENDED DECEMBER 31, 2021

Net sales for the first quarter of fiscal 2023 ended December 31, 2022 were $85,942,000, an increase of approximately 68% or $34,833,000, from net sales of $51,109,000 for the first quarter of fiscal 2022. Net sales to Broadband Service Providers were $83,626,000 in the first quarter of fiscal 2023 versus $50,406,000 in the same period of fiscal 2022.  In addition, the Company recorded $10,204,000 in international sales for the first quarter of 2023 versus $1,991,000 in the same period of fiscal 2022. Net sales to Legacy customers were $751,000 in the first quarter of 2023 versus $702,000 in the same period of fiscal 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. The increase in sales to International customers was primarily due to the acquisition of Nestor Cables as its sales are to European and other non-U.S. customers. International sales represented 12% and 4% of total net sales for the first quarter of 2023 and 2022, respectively.

The increase in net sales for the quarter ended December 31, 2022 of $34,833,000 compared to the quarter ended December 31, 2021 was driven by increased sales to MSO customers of $12,492,000, Community Broadband Service Providers of $11,886,000, and International customers of $8,210,000. The increase in sales to MSO and Community Broadband customers was due to increased demand in December 31, 2022 as compared to December 31, 2021 for fiber connectivity products in response to COVID-19 and the need for high-speed broadband required in the work from anywhere environment.

In the quarter ended December 31, 2022, customers began ordering according to more normalized, seasonally driven deployment schedules, but at continuing higher volumes as compared to pre-COVID-19 periods. Order backlog for the first quarter of 2023 was $136,000,000, a decrease of 17% compared to $165,000,000 as of September 30, 2022, and an increase of $35,000,000 or 34% over December 31, 2021. The sequential decrease was due to the Company’s ability to fulfill the customers’ orders more quickly and the return of seasonal ordering patterns by our customers.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues, customer deployment schedules and customer ordering strategy to ensure supply availability, all of which have been variable particularly since the onset of the COVID-19 pandemic. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the first quarter of 2023 was $55,293,000, an increase of $27,156,000, or 97%, from $28,137,000 in the comparable period of fiscal 2022. Gross profit percent was 35.7% of net sales in the first quarter of 2023, a decrease from 44.9% of net sales for the first quarter of 2022. Gross profit increased $7,677,000 or 33%, to $30,649,000 for the three months ended December 31, 2022, from $22,972,000 in the comparable period in fiscal 2022. Our gross profit was affected by our investments to increase capacity for additional growth in the coming quarters and years. These investments include the increased facility costs associated with the addition of the Company’s new Minnesota and Mexico facilities that came on board late in the second quarter of fiscal 2022, and the continued expansion to outfit these facilities. The Company continues its investment in cable manufacturing at its Mexico facility in conjunction with the Nestor Cables acquisition, which is expected to be operational in our second fiscal quarter. Gross profit was also affected by a full quarter of lower gross profit realized in our Nestor Cables cable manufacturing business. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins as revenue levels increase later this calendar year. Despite the decrease in gross profit margin percentage, gross profit increased due to the increase in net sales.

Selling, general and administrative expenses increased $2,836,000 or 29%, to $12,759,000 in the first quarter of 2023 from $9,923,000 for the first quarter of 2022. The increase in operating expenses reflects the first full quarter of Nestor Cables operating expenses, as well as higher compensation costs, travel and entertainment, stock compensation and professional fees.

Income from operations for the quarter ended December 31, 2022 was $17,890,000 compared to $13,049,000 for the comparable quarter of fiscal 2022, an increase of approximately 37%. This increase is attributable to increased net sales, particularly to the Company’s Community Broadband, MSO, and International customers, that was partially offset by proportionately greater increased cost of sales and increased selling, general and administrative expenses for the quarter ended December 31, 2022.

Net investment income for the quarter ended December 31, 2022 was $303,000 compared to $120,000 for the comparable quarter for fiscal 2022. The increase in interest income is due to higher invested balances as a result of the Company’s secondary offering which resulted in a net increase in cash of approximately $130,262,000 completed in December, 2022. We expect net investment income to increase due to this increase in cash and rising interest rates.

Interest expense for the quarter ended December 31, 2022 was $243,000. The increase was due to $170,000 in interest on the Company’s line of credit which was drawn on for the acquisition of Nestor Cables and 73,000 in interest on debt held with Nestor Cables.  The Company did not have any interest expense during the first quarter of fiscal 2022.

We recorded a provision for income taxes of $3,695,000 and $2,780,000 for the three months ended December 31, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $915,000 in the first quarter of fiscal 2023 from the first quarter of fiscal 2022 is primarily due to increased income from operations. The income tax expense rate for the first quarter of fiscal 2023 decreased to 20.6% from 21.1% recorded in the first quarter of fiscal 2022, due to increased permanent nondeductible items and discrete events during the quarter including excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, foreign derived intangibles income (FDII) deduction, and research and development credits.

The Company’s net income for the three months ended December 31, 2022 was $14,255,000, or $1.01 per basic share or $1.00 per diluted share. The Company’s net income for the three months ended December 31, 2021 was $10,389,000, or $0.76 per basic or $0.75 per diluted share. The increase in basic and diluted earnings per share for the three months ended December 31, 2022 as compared to December 31, 2021 was due to higher net income, partially offset by the higher number of diluted shares for the first quarter of fiscal 2023 of 14,284,847 as compared to 13,897,787 for the first quarter of fiscal 2022.

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

For the quarter ended December 31, 2022, the Company has two reportable segments: (1) Clearfield and (2) Nestor Cables. The entities that comprise the Nestor Cables segment are Clearfield Finland Ltd, Nestor Cables Ltd and Nestor Cables Baltics Ltd.

Reportable segments are as follows:

●	Clearfield Segment – Clearfield designs, manufactures and sells fiber management, protection, and delivery solutions.

●	Nestor Cables Segment – Nestor Cables designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment.

Clearfield Segment

The following table provides net sales and net income for the Clearfield Segment for the three months ended:

(In thousands)	December 31, 2022	December 31, 2021
Segment net sales	$78,355	$51,109
Segment net income	14,718	10,389

Net sales in the Clearfield segment increased 53% or $27,246,000 for the quarter ended December 31, 2022 as compared to the quarter ended December 31, 2021, driven by increased sales to its Community Broadband, MSO/Cable TV, and Tier 1 customers due to continuing demand for fiber connectivity products in response to COVID-19 and accelerated purchasing decisions and deployment schedules of our fiber optic solutions and the demand for high-speed broadband.

Net income in the Clearfield segment for the quarter ended December 31, 2022 increased 42% or $4,329,000 as compared to the quarter ended December 31, 2021, driven by the changes in sales outlined above.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three months:

(In thousands)	December 31, 2022	December 31, 2021
Segment net external sales	$7,587	$-
Segment net loss	$(310)	$-

Nestor Cables was acquired on July 26, 2022. Prior to the acquisition the Company operated as one reporting segment.

Net sales in the Nestor Cables segment for the quarter ended December 31, 2022 were $7,587,000, which only includes sales to customers other than Clearfield.

Net loss in the Nestor Cables segment for the quarter ended December 31, 2022 was $310,000, driven by an increase in operating expenses and cost of goods sold.

Liquidity and Capital Resources

As of December 31, 2022, our principal source of liquidity was our cash, cash equivalents, and short-term investments.  Those sources total $147,851,000 as of December 31, 2022 compared to $22,452,000 as of September 30, 2022.  Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of December 31, 2022. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities and money market accounts. Investments considered long-term were $10,293,000 as of December 31, 2022, compared to $22,747,000 as of September 30, 2022. We believe the combined balances of short-term cash and investments, long-term investments, along with out line of credit provide a more accurate indication of our available liquidity. At the end of the first quarter of fiscal 2023, our cash, cash equivalents, and short-term and long-term investments totaled $158,144,000. We had no long-term debt obligations as of December 31, 2022 or September 30, 2022.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations, will be sufficient to meet our working capital and investment requirements for beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth including expanding production capacity and facilities, as well as inventory growth to meet customer demand, potential future strategic transactions, the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash provided by operating activities totaled $1,103,000 for the three months ended December 31, 2022. This was primarily due to net income of $14,255,000, non-cash expenses for depreciation and amortization of $1,353,000, and stock-based compensation of $660,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $7,637,000 and an increase in inventory of $6,505,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors. The Company increased stocking levels of inventory during the quarter ending December 31, 2022 to support the Company’s sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain. We expect to maintain higher than historic stocking levels through fiscal year 2023. Days sales outstanding, which measures how quickly receivables are collected, increased 7 days to 59 days as of December 31, 2022, compared to 52 days from September 30, 2022.

Net cash used in operating activities totaled $34,000 for the three months ended December 31, 2021. This was primarily due to net income of $10,389,000, non-cash expenses for depreciation and amortization of $639,000, and stock-based compensation of $440,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was an increase in inventory of $16,049,000, partially offset by decreases in accounts receivable of $3,108,000 and increase in accounts payable and accrued expenses of $1,750,000. The Company increased stocking levels of inventory during the quarter ending December 31, 2021 to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain. The decrease in accounts receivable is due to timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, decreased 11 days to 29 days from September 30, 2021 to December 31, 2021. The increase in accounts payable and accrued expenses is due to the timing of payments to vendors in the quarter.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate along with the security provided by the FDIC on these investments. During the three months ended December 31, 2022, we used cash to purchase $98,881,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,213,000 of cash during the three months ended December 31, 2022.

During the three months ended December 31, 2021, we used cash to purchase $248,000 of U.S. Treasury and FDIC-backed securities and received $1,980,000 on CDs that matured. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,051,000 of cash during the three months ended December 31, 2021.

Financing Activities

For the three months ended December 31, 2022, we received $130,262,000, of net proceeds, through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $299,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to issuance of stock as payment for incentive compensation previously earned, we used $342,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $954,000 for payment of withholding taxes for stock grants. We did not repurchase common stock under our share repurchase program in the three months ended December 31, 2022.

For the three months ended December 31, 2021, we received $249,000 from employees’ participation and purchase of stock through our ESPP, we used $156,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $274,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the three months ended December 31, 2021.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. Management made no changes to the Company’s critical accounting estimates during the quarter ended December 31, 2022.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market accounts. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates:

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses for the three months ended December 31, 2022, would have increased or decreased by approximately $130,000 or approximately 1%. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

Inflation:

Rising costs, including wages, logistics, components, and commodity prices, are negatively impacting our profitability. We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials such as fiber cable and other components, which has outpaced our ability to reduce the cost structure and manufacturability or increase prices. We do not hedge commodity prices. Accordingly, inflation impacts our profitability, including cost of sales and operating expenses and may have a material impact on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except that the Company continues to integrate and improve the internal control over financial reporting environment of the Nestor Cables segment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022, There have been no material changes from the risk factors previously disclosed .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s 2007 Stock Compensation Plan for the three months ended December 31, 2022. Accordingly, the Company’s purchases of equity securities for the three months ended December 31, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2022	-	-	-	$14,980,671
November 1-30, 2022	5,778	$92.48	-	14,980,671
December 1-31, 2022	4,025	$104.36	-	14,980,671
Total	9083	$97.36	-	$14,980,671

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

ITEM 6. EXHIBITS

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101–The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021;  (ii) Consolidated Statements of Earnings for the three months ended December 31, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021; and (v) Notes to the Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 7, 2023	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2023	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)