Form 10-Q
period 2023-03-31
Clearfield, Inc.
filed 2023-05-08
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☒ Yes             No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes              No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes              No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of May 1, 2023
Common stock, par value $.01	15,253,755

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2023 (Unaudited)	September 30, 2022
Assets
Current Assets
Cash and cash equivalents	$137,081	$16,650
Short-term investments	19,984	5,802
Accounts receivables, net	39,382	53,704
Inventories, net	100,838	82,208
Other current assets	3,655	1,758
Total current assets	300,940	160,122

Property, plant and equipment, net	21,088	18,229

Other Assets
Long-term investments	8,527	22,747
Goodwill	6,587	6,402
Intangible assets, net	6,459	6,376
Right-of-use lease assets	11,938	13,256
Deferred tax asset	957	1,414
Other	899	582
Total other assets	35,367	50,777
Total Assets	$357,395	$229,128

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,533	$3,385
Accounts payable	16,676	24,118
Accrued compensation	6,316	13,619
Accrued expenses	5,050	6,181
Factoring liability	8,475	4,391
Total current liabilities	40,050	51,694

Other Liabilities
Long-term debt	2,181	18,666
Long-term portion of lease liability	8,943	10,412
Deferred tax liability	822	774
Total liabilities	51,996	81,546

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 15,254,711 and 13,818,452 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	153	138
Additional paid-in capital	186,058	54,539
Accumulated other comprehensive loss	(234)	(1,898)
Retained earnings	119,422	94,803
Total shareholders’ equity	305,399	147,582
Total Liabilities and Shareholders’ Equity	$357,395	$229,128

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net sales	$71,809	$53,495	$157,751	$104,604

Cost of sales	48,246	30,331	103,539	58,468

Gross profit	23,563	23,164	54,212	46,136

Operating expenses
Selling, general and administrative	11,508	11,233	24,266	21,155
Income from operations	12,055	11,931	29,946	24,981

Net investment income	1,395	121	1,698	241
Interest expense	(112)	-	(356)	-

Income before income taxes	13,338	12,052	31,288	25,222

Income tax expense	2,974	2,816	6,669	5,596
Net income	$10,364	$9,236	$24,619	$19,626

Net income per share Basic	0.67	0.67	1.68	1.43
Net income per share Diluted	$0.67	$0.66	$1.67	$1.41

Weighted average shares outstanding:
Basic	15,233,848	13,767,341	14,693,829	13,755,291
Diluted	15,260,769	13,902,836	14,766,938	13,900,180

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Comprehensive Income:
Net income	$10,364	$9,236	$24,619	$19,626
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale investments	197	(725)	339	(725)
Unrealized gain on foreign currency translation	302	-	1,326	-
Total other comprehensive income (loss)	499	(725)	1,665	(725)

Total comprehensive income	$10,863	$8,511	$26,284	$18,901

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

For the three months ended March 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at December 31, 2022	15,218	$152	$185,404	$(733)	$109,058	$293,881
Stock-based compensation expense	-	-	784	-	-	784
Issuance of common stock under equity compensation plans	33	1	-	-	-	1
Exercise of stock options, net of shares exchanged for payment	4	-	(130)	-	-	(130)
Other comprehensive income	-	-	-	499	-	499
Net income	-	-	-	-	10,364	10,364
Balance at March 31, 2023	15,255	$153	$186,058	$(234)	$119,422	$305,399

For the three months ended March 31, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at December 31, 2021	13,762	$138	$58,505	$-	$55,831	$114,474
Stock-based compensation expense	-	-	570	-	-	570
Restricted stock issuance, net of forfeitures	6	-	-	-	-	-
Withholding related to exercise of stock options	5	-	(126)	-	-	(126)
Other comprehensive loss	-	-	-	(725)	-	(725)
Net income	-	-	-	-	9,236	9,236
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

For the six months ended March 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2022	13,819	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	1,444	-	-	1,444
Issuance of common stock under equity compensation plans	51	1	954	-	-	954
Issuance of common stock under employee stock purchase plan	5	-	299	-	-	299
Exercise of stock options, net of shares exchanged for payment	10	-	(471)	-	-	(471)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(10)	-	(954)	-	-	(954)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,665	-	1,665
Net income	-	-	-	-	24,619	24,619
Balance at March 31, 2022	15,255	$153	$186,058	$(234)	$119,422	$305,399

For the six months ended March 31, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824
Stock-based compensation expense	-	-	1,010	-	-	1,010
Restricted stock issuance, net of forfeitures	30	1	-	-	-	1
Issuance of common stock under employee stock purchase plan	8	-	249	-	-	249
Withholding related to exercise of stock options	7	-	(282)	-	-	(282)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	-	(274)
Other comprehensive loss	-	-	-	(725)	-	(725)
Net income	-	-	-	-	19,626	19,626
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net income	$24,619	$19,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,822	1,362
Amortization of discount on investments	(1,139)	(21)
Deferred taxes	(35)	-
Stock-based compensation	1,444	1,010
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	16,353	(2,398)
Inventories, net	(17,243)	(33,394)
Other assets	(2,407)	(811)
Accounts payable and accrued expenses	(14,273)	3,344
Net cash provided by (used in) operating activities	10,141	(11,282)

Cash flows from investing activities
Purchases of property, plant and equipment, and intangible assets	(4,797)	(4,842)
Purchases of investments	(99,126)	(248)
Proceeds from sales and maturities of investments	100,743	17,386
Net cash provided by (used in) investing activities	(3,180)	12,296

Cash flows from financing activities
Repayment of long-term debt	(16,700)	-
Proceeds from issuance of common stock under employee stock purchase plan	299	249
Repurchase of shares for payment of withholding taxes for stock grants	(954)	(274)
Withholding related to exercise of stock options	(471)	(282)
Issuance of stock under equity compensation plans	954	-
Net proceeds from issuance of common stock	130,262	-
Net cash provided by (used in) financing activities	113,390	(307)

Effect of exchange rates on cash	80	-
Increase in cash and cash equivalents	120,431	707
Cash and cash equivalents, beginning of year	16,650	13,216
Cash and cash equivalents, end of year	$137,081	$13,923

Supplemental disclosures for cash flow information
Cash paid for income taxes	$10,211	$6,934
Cash paid for interest expense	$266	$-
Non-cash financing activities
Cashless exercise of stock options	$510	$210

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc.

Basis of Presentation

The accompanying (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) unaudited interim consolidated financial statements as of and for the three and six months ended March 31, 2023 have been prepared by Clearfield Rin accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality and other factors. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except for share data)	2023	2022	2023	2022
Net income	$10,364	$9,236	$24,619	$19,626
Weighted average common shares	15,233,848	13,767,341	14,693,829	13,755,291
Dilutive potential common shares	26,921	135,495	73,109	144,889
Weighted average dilutive common shares outstanding	15,260,769	13,902,836	14,766,938	13,900,180
Net income per common share:
Basic	$0.67	$0.67	$1.68	$1.43
Diluted	$0.67	$0.66	$1.67	$1.41

Note 3. Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less as cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	March 31, 2023	September 30, 2022
Cash and cash equivalents:
Cash including money market accounts	$4,985	$16,635
Money market funds	18,212	15
U.S. Treasury securities	113,884	-
Total cash and cash equivalents	$137,081	$16,650

Note 4. Investments

The Company invests in certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States (“U.S.”) Treasury securities with terms of not more than five years, as well as money market funds. Historically, the Company’s investment portfolio had been classified as held-to-maturity and recorded at amortized cost. During the second quarter of fiscal 2022, the Company sold investments and reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

At March 31, 2023, available-for-sale investments consisted of the following:

	March 31, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$9,496	$-	$259	$9,237
Certificates of deposit	10,995	-	248	10,747
Investment securities – short-term	$20,491	$-	$507	$19,984
Long-Term
U.S Treasury securities	$6,702	$-	$539	$6,163
Certificates of deposit	2,469	1	105	2,364
Investment securities – long-term	$9,171	$1	$644	$8,527

As of March 31, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$-	$-	$15,433	$798
Certificates of deposit	2,017	43	10,849	310
Investment securities	$2,017	$43	$26,282	$1,108

As of March 31, 2023, there were 59 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of March 31, 2023, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government.

Note 5. Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the market price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of U.S. treasury securities and certificates of deposit based on valuations provided by an external pricing service that obtains the valuations from a variety of industry standard data providers.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of March 31, 2023, according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S Treasury securities	$113,884	$-	$113,884	$-
Money market funds	18,212	18,212	-
Total cash equivalents	$132,096	$18,212	$113,884	$-
Investment securities:
Certificates of deposit	13,111	-	13,111	-
U.S Treasury securities	15,400	-	15,400	-
Total investment securities	$28,511	$-	$28,511	$-

During the six months ended March 31, 2023 and the year ended September 30, 2022, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the three or six months ended March 31, 2023 and the year ended September 30, 2022.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive loss, net of tax, are as follows:

(In thousands)	Unrealized Gain/ (Loss) on Available-for-Sale Securities	Foreign Currency Translation Gain/(Loss)	Accumulated Other Comprehensive Loss
Balances at September 30, 2022	$(1,224)	(674)	(1,898)
Other comprehensive income for the three months ended December 31, 2022	141	1,024	1,165
Balances at December 31, 2022	$(1,083)	350	(733)
Other comprehensive income for the three months ended March 31, 2023	197	302	499
Balances at March 31, 2023	$(886)	652	(234)

Note 7. Stock-Based Compensation

On February 23, 2023, the Company’s shareholders approved the Clearfield, Inc. 2022 Stock Compensation Plan (the “2022 Plan”). The 2022 Plan became effective on the date of shareholder approval, and no further awards may be made under the Clearfield, Inc. Amended and Restated 2007 Stock Compensation Plan (the “Prior Plan”) following the effective date of the 2022 Plan. The total number of shares of stock reserved and available for distribution under the 2022 Plan is 1,461,461 shares, which includes the number of shares remaining for grant and delivery under the Prior Plan, plus any shares subject to outstanding awards under the Prior Plan as of the effective date of the 2022 Plan that were forfeited, cancelled or settled for cash.

The Company recorded $784,000 and $1,444,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2023. For the three months ended March 31, 2023, $736,000 of this expense is included in selling, general and administrative expense, and $48,000 is included in cost of sales. For the six months ended March 31, 2023, $1,361,000 of this expense is included in selling, general and administrative expense, and $83,000 is included in cost of sales. The Company recorded $570,000 and $1,010,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s ESPP for the three and six months ended March 31, 2022. For the three months ended March 31, 2022, $538,000 of this expense is included in selling, general and administrative expense, and $32,000 is included in cost of sales. As of March 31, 2023, $6,681,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.6 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the six months ended March 31, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 19,084 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $95.06 per share. During the six months ending March 31, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48 per share.

The fair value of stock option awards during the six months ended March 31, 2023 was estimated as of the respective grant dates using the assumptions listed below:

Six months ended March 31, 2023
Dividend yield	0%
Expected volatility	61.89%
Risk-free interest rate	4.01%
Expected life in years	3.5
Vesting period in years	3

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

The following is a summary of stock option activity during the six months ended March 31, 2023:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2022	236,509	$31.30
Granted	19,084	95.06
Exercised	(18,709)	27.24
Forfeited or Expired	-	-
Outstanding as of March 31, 2023	236,884	$36.76

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2023, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.78 years and their aggregate intrinsic value was $2,177,000.

Restricted Stock

The Company’s 2022 Stock Compensation Plan permits the Compensation Committee of the Board of Directors to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the six months ended March 31, 2023, the Company granted employees restricted stock awards totaling 34,674 shares of common stock, with a vesting term of approximately three years and a fair value of $72.26 per share. During the six months ended March 31, 2023, the Company granted the non-employee directors restricted stock awards totaling 6,818 shares of common stock, with a vesting term of approximately 1 year and a fair value of $61.56 per share.

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

Restricted stock transactions during the six months ended March 31, 2023 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2022	98,508	31.51
Granted	41,492	70.50
Vested	(25,759)	46.25
Forfeited	-
Unvested as of March 31, 2023	114,241	27.83

Bonus Stock

During the six months ended March 31, 2023, the Company granted employees an aggregate of 9,144 shares of stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

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

Note 8. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the applicable sales contract. The Company recognizes revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of the Company’s sales contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in Europe, the Caribbean, Canada, Central America and South America.

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
United States	$58,671	$52,045	$134,409	$101,163
All other countries	13,138	1,450	23,342	3,441
Total Net Sales	$71,809	$53,495	$157,751	$104,604

The Company manufactures and sells proprietary product lines designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specifications.

The percentages of the Company’s sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Broadband service providers	96%	99%	97%	99%
Other customers	4%	1%	3%	1%
Total Net Sales	100%	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, multiple system operators (“MSO’s” or “Cable TV”), which are also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers, also referred to as Tier 1’s; Large Regional Service Providers, which are independent local exchange carriers (ILECs) with footprints of 500,000 subscribers and above; and international customers. Other customers include sales of copper cable, build-to-print copper assemblies and other contract manufacturing.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both March 31, 2023 and September 30, 2022, the balance in the allowance for doubtful accounts was $79,000.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended March 31, 2023, Customer A comprised 17% of the Company’s net sales. For the six months ended March 31, 2023, Customer A comprised 16% of the Company’s net sales. Customer A is a distributor.

For the three months ended March 31, 2022, Customers A and B comprised 14% and 13% of the Company’s net sales, respectively. Customer A is a distributor and Customer B is a regional broadband service provider. For the six months ended March 31, 2022, Customers A, B, and C comprised 13%, 12% and 11% of the Company’s net sales, respectively. Customer A is a distributor and Customers B and C are regional broadband service providers. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of March 31, 2023, no customer comprised 10% or more of the Company’s accounts receivable. As of September 30, 2022, Customer D comprised 11% of accounts receivable. Customers D is a distributor.

Note 10. Inventories

Inventories consist of the following as of:

(In thousands)	March 31, 2023	September 30, 2022
Raw materials	$79,564	$69,142
Work-in-process	5,298	4,592
Finished goods	20,271	10,803
Inventories, gross	105,133	84,537
Inventory reserve	(4,295)	(2,329)
Inventories, net	$100,838	$82,208

Note 11. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022, did not indicate an impairment of goodwill. During the six months ended March 31, 2023, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2023, the Company has 41 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022, did not indicate an impairment of the Company’s intangible assets. During the six months ended March 31, 2023, there were no triggering events that indicate potential impairment exists.

Note 12. Segment Reporting

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

For the second quarter of fiscal 2023, the Company has two reportable segments: (1) Clearfield; and (2) Nestor Cables. Clearfield’s Finnish holding company, Clearfield Finland Ltd., purchased Nestor Cables Ltd, including its Estonian subsidiary, Nestor Cables Baltics Ltd., on July 26, 2022. These entities comprise the Nestor Cables Segment. Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. For consolidated reporting, the Company eliminates transactions between reportable segments.

The following table summarizes the amounts between the two reportable segments for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023
(In thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$60,451	$11,358	$-	$71,809
Revenue from internal customers (Clearfield, Inc.)	-	1,737	(1,737)	-
Net investment income	1,394	1	-	1,395
Interest expense	-	112	-	112
Depreciation and amortization	1,099	359	-	1,458
Stock based compensation	784	-	-	784
Income taxes	2,873	101	-	2,974
Net income (loss)	10,395	402	(433)	10,364
Capital expenditures	2,481	98	-	2,579

	Six months ended March 31, 2023
(In thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$138,806	$18,945	$-	$157,751
Revenue from internal customers (Clearfield, Inc.)	-	2,923	(2,923)	-
Net investment income	1,694	4	-	1,698
Interest expense	170	186	-	356
Depreciation and amortization	2,110	712	-	2,822
Stock based compensation	1,444	-	-	1,444
Income taxes	6,646	23	-	6,669
Net income (loss)	25,113	92	(586)	24,619
Capital expenditures	4,490	308	-	4,798

The following table summarizes the amounts between the two reportable segments as of March 31, 2023 and September 30, 2022:

	March 31, 2023
(In thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,878	$-	$6,587
Total assets	332,906	43,135	(18,646)	357,395

	September 30, 2022
(In thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,693	$-	$6,402
Total assets	214,785	31,023	(16,680)	229,128

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $8,475,000 as of March 31, 2023. Nestor Cables receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.6 million as of March 31, 2023). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor Cables’ factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended March 31, 2023, was 3.48%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and six months ended March 31, 2023, the Company recorded income tax expense of $2,974,000 and $6,669,000 reflecting an effective tax rate of 22.3% and 21.3%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2023 was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, Section 162(m) compensation deduction limitations, foreign derived intangibles income (FDII) deduction, and research and development credits.

For the three and six months ended March 31, 2022, the Company recorded income tax expense of $2,816,000 and $5,596,000, reflecting an effective tax rate of 23.4% and 22.2%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2022 was primarily related to excess tax benefits from restricted stock vesting during the period, Section 162(m) compensation deduction limitations, other nondeductible expenses, foreign derived intangibles income deduction, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2023 and September 30, 2022, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2023, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an 85,000 square foot facility in Brooklyn Park, Minnesota consisting of corporate offices, manufacturing and warehouse space. The lease term is ten years and two months, ending on February 28, 2025, and is renewable. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

In July 2021, the Company entered into an indirect lease arrangement for an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease term is for seven years, of which five years are mandatory, commencing in March 2022. The lease contains written options to renew for two additional consecutive periods of five years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

On November 19, 2021, the Company signed a lease for a 105,000 square foot warehouse in Brooklyn Park, Minnesota. The lease term is five years commencing in March 2022 and ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

Nestor Cables leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renews indefinitely until terminated with two years written notice. It is not reasonably certain that Nestor Cables will not exercise the termination option. The lease calls for monthly rental payments of approximately $40,000. Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

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

Operating lease expense within: (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of sales	$995	$439	$1,958	$724
Selling, general and administrative	63	57	119	112
Total lease expense	$1,058	$496	$2,077	$836

Future maturities of lease liabilities were as follows as of March 31, 2023 (in thousands):

FY2023(Remaining)	$2,067
FY2024	3,890
FY2025	3,063
FY2026	2,870
FY2027	1,196
Thereafter	-
Total lease payments	13,086
Less: Interest	(610)
Present value of lease liabilities	$12,476

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2023 were 3.79 years and 3.23%, respectively, compared to 4.71 years and 3.05%, respectively, as of March 31, 2022. For the three and six months ended March 31, 2023, the operating cash outflows from the Company’s leases were $950,000 and $1,907,000, respectively, compared to $238,000 and $550,000, respectively, for the three and six months ended March 31, 2022.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of September 30, 2022, the Company had outstanding debt of $16,700,000 against its line of credit. During the quarter ended December 31, 2022, the Company paid the outstanding balance of the revolving line of credit. As of March 31, 2023, the outstanding balance on the revolving line of credit was zero and the interest rate was 6.52%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of March 31, 2023, the Company was in compliance with all covenants. The line of credit is collateralized by the assets of the Clearfield segment.

During March 2021, Nestor Cables entered into a loan agreement, providing a $2 million senior loan with a term of three years. The Finland National Emergency Supply Agency (“NESA”) pays the interest, capped at 5% with the interest to be paid by NESA when the loan is used for stockpiling purposes and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan is due on March 31, 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than stockpiling, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of March 31, 2023, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s consolidated statement of earnings.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2023 and 2022 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2022.

OVERVIEW

General

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We design, manufacture, and distribute fiber protection, fiber management, and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space primarily across North America and Europe. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States (“U.S.”), which include Community Broadband, MSO’s, Large Regional Service Providers, and National Carriers, while also serving the broadband needs of the International markets, primarily countries in Europe, the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for its Legacy customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

We are engaged in global operations. Our operations are currently comprised of two reportable segments: the Clearfield Operating Segment (referred to herein as “Clearfield”) and, since July 26, 2022, the Nestor Cables Operating Segment (referred to herein as “Nestor Cables” or “Nestor”). Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

On July 26, 2022, the Company acquired Nestor Cables Ltd, a leading developer and manufacturer of fiber optic cable solutions located in Finland. The purchase of Nestor Cables is expected to provide the Company with the ability to vertically integrate the supply of fiber optic cables and help meet customer demand for its products. Nestor Cables’ technical expertise is expected to extend the supply of the Company’s FieldShield products into the North American market to reduce cost and complexity of transportation.

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

Nestor Cables Operating Segment

As of July 26, 2022, Clearfield, through its Finnish subsidiary, Clearfield Finland Ltd, acquired Nestor Cables. Nestor Cables is based in Oulu, Finland, with operations in Keila, Estonia through its wholly-owned subsidiary, Nestor Cables Baltics Ltd. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment, which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Prior to the acquisition, Nestor Cables had been a supplier to Clearfield for over a decade and that relationship continued following the closing of the acquisition. Nestor Cables has two types of production processes, the process of making cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors and directly to end users. Nestor Cables is subject to Finnish government regulation, and Nestor Cables Baltics is subject to Estonian government regulation.

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

Clearfield’s products allow its customers to connect homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G small cell, Cloud Radio Access Network (“C-RAN”), and distributed antenna system (“DAS”) deployments through better fiber management, test access, and fiber protection. The Company has historically focused on the unserved or underserved rural communities that receive voice, video and data services from independent telephone companies. By aligning its in-house engineering and technical knowledge alongside its customers, the Company has been able to develop, customize and enhance products from design through production. Final build and assembly of the Company’s products is completed at Clearfield’s manufacturing facilities in Brooklyn Park, Minnesota, and the manufacturing facility in Tijuana, Mexico that operates as a Maquiladora, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis. The Company deploys a hybrid sales model with some sales made directly to customers, some made through two-tier distribution (channel) partners, sales agents and manufacturing representatives, and some sales made through original equipment suppliers who private label their products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

Net sales for the second quarter of fiscal 2023 ended March 31, 2023 were $71,809,000, an increase of approximately 34%, or $18,314,000, from net sales of $53,495,000 for the second quarter of fiscal 2022. Net sales to Broadband Service Providers were $69,168,000 in the second quarter of fiscal 2023 versus $52,832,000 in the same period of fiscal 2022. Among this group, the Company recorded $13,138,000 in international sales for the second quarter of fiscal 2023 versus $1,450,000 in the same period of fiscal 2022. Net sales to Legacy customers were $593,000 in the second quarter of fiscal 2023 versus $662,000 in the same period of fiscal 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 18% and 3% of total net sales for the second quarter of fiscal 2023 and 2022, respectively. The increase in sales to international customers was primarily due to the acquisition of Nestor Cables as its sales are to European and other non-U.S. customers.

The increase in net sales for the quarter ended March 31, 2023 of $18,314,000 compared to the quarter ended March 31, 2022 was driven primarily by increased sales to international customers, Community Broadband Service Providers, and MSO customers of $11,676,000, $6,888,000, and $2,818,000, respectively. The increase in sales to international customers was primarily driven by the acquisition of Nestor Cables, which accounted for $11,358,000 of international sales. The increase in sales to Community Broadband and MSO customers was due to increased demand for fiber connectivity products and the need for high-speed broadband since the pandemic.

Order backlog as of March 31, 2023 was $107,586,000, a decrease of 21% compared to $136,269,000 as of December 31, 2022, and a decrease of $27,920,000, or 21%, from March 31, 2022. The decrease was due to the Company’s ability to fulfill customer orders more quickly and a return to pre-pandemic ordering patterns.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues, customer deployment schedules and factors affecting customer ordering patterns. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the second quarter of fiscal 2023 was $48,246,000, an increase of $17,915,000, or 59%, from $30,331,000 in the comparable period of fiscal 2022. Gross profit percent was 32.8% of net sales in the second quarter of fiscal 2023, a decrease from 43.3% of net sales for the second quarter of fiscal 2022. Gross profit increased $399,000, or 2.0%, to $23,563,000 for the three months ended March 31, 2023, from $23,164,000 in the comparable period in fiscal 2022. Gross profit margin was negatively affected by the buildup in capacity in the Company’s Clearfield segment that was not utilized. Gross profit was also affected by lower gross profit realized in our Nestor Cables cable manufacturing business which was acquired in July 2022 and was not included in the comparable period of fiscal 2022. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase and cost reduction measures are realized. Despite the decrease in gross profit margin percentage, gross profit remained relatively consistent.

Selling, general and administrative expenses increased $274,000, or 2%, to $11,507,000 in the second quarter fiscal 2023 from $11,233,000 for the fiscal 2022 second quarter. This increase is the result of the addition of $1,345,000 operating expenses of the Nestor Cables business acquired in July 2022, offset by the reversal of performance-based compensation accruals of approximately $1,032,000 during the fiscal 2023 second quarter.

Income from operations for the quarter ended March 31, 2023 remained relatively consistent at $12,056,000 compared to $11,931,000 for the comparable quarter of fiscal 2022.

Net investment income for the quarter ended March 31, 2023, was $1,395,000 compared to $121,000 for the comparable quarter for fiscal 2022. Net investment income for the quarter ended March 31, 2023 is compromised of interest income only. Net investment income for the quarter ended March 31, 2022, is comprised of $82,000 of interest income and $39,000 net realized gains on sales of investments during the quarter. The increase in interest income is due to higher interest rates earned on a higher investment balance during the second quarter of fiscal 2023. We expect interest income to remain at these levels through the remainder of the fiscal year, subject to changes in market interest rates.

Interest expense for the quarter ended March 31, 2023 was $112,000. The increase was due to debt held by Nestor Cables. The Company did not have any interest expense during the second quarter of fiscal 2022.

We recorded a provision for income taxes of $2,974,000 and $2,816,000 for the three months ended March 31, 2023 and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $158,000 from the second quarter for fiscal 2022 is primarily due to increased income from operations, partially offset by the decrease in the effective tax rate. The income tax expense rate for the second quarter of fiscal 2023 decreased to 22.3%, from 23.4% recorded in the second quarter of fiscal 2022, due primarily to decreased non-deductible expenses.

The Company’s net income for the three months ended March 31, 2023 was $10,364,000, or $0.67 per basic and diluted share. The Company’s net income for the three months ended March 31, 2022 was $9,236,000, or $0.67 per basic share and $0.66 per diluted share. The increase in basic and diluted earnings per share for the three months ended March 31, 2023 as compared to March 31, 2022 was due to higher net income, offset by the additional shares issued during the first quarter of fiscal 2023.

SIX MONTHS ENDED MARCH 31, 2023 VS. SIX MONTHS ENDED MARCH 31, 2022

Net sales for the six months ended March 31, 2023 were $157,751,000, an increase of approximately 50%, or $53,147,000, from net sales of $104,604,000 for the six months ended March 31, 2022. Net sales to Broadband Service Providers were $152,779,000 in the six months ended March 31, 2023 versus $103,238,000 in the same period of fiscal 2022. Among this group, the Company recorded $23,342,000 in international sales for the six months ended March 31, 2023 versus $3,456,000 in the same period of fiscal 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 15% and 3% of total net sales for the six months ended March 31, 2023 and March 31, 2022, respectively. Net sales to Legacy customers were $1,343,000 in the six months ended March 31, 2023 versus $1,433,000 in the same period of fiscal 2022.

The increase in net sales for the six months ended March 31, 2023 of $53,147,000 compared to the six months ended March 31, 2022 was driven primarily by increased sales to Community Broadband Service Providers, MSO, and international customers of $70,757,000, $31,039,000 and $23,342,000, respectively. The increase to Community Broadband and MSO customers was due to increased demand for fiber connectivity products and the need for high-speed broadband since the pandemic. The increase in sales to international customers was primarily driven by the acquisition of Nestor Cables, which accounted for $18,945,000 of international sales.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues, customer deployment schedules and factors affecting customer ordering patterns. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the six months ended March 31, 2023 was $103,539,000, an increase of $45,071,000, or 77%, from $58,468,000 in the comparable period of fiscal 2022. Gross profit percent was 34.4% of net sales for the six months ended March 31, 2023, a decrease from 44.1% of net sales for the six months ended March 31, 2022. Gross profit increased $8,076,000, or 18%, to $54,212,000 for the six months ended March 31, 2023, from $46,136,000 in the comparable period in fiscal 2022. Gross profit margin was negatively affected by the buildup in capacity in the Company’s Clearfield segment that was not utilized. Gross profit was also affected by lower gross profit realized in our Nestor Cables cable manufacturing business which was acquired in July 2022 and was not included in the comparable period of fiscal 2022. . Despite the decrease in gross profit margin percentage, gross profit remained relatively consistent. Given the dynamics impacting the industry, including rising supply costs, as well as our exposure to Large Regional Service Providers, we now expect gross margins to finish the fiscal year near 30%.

Selling, general and administrative expenses increased $3,111,000, or 15%, to $24,266,000 in the six months ended March 31, 2023, from $21,155,000 for the comparable period of fiscal 2022. The increase in expense for the six months ended March 31, 2023 consisted primarily of the additional operating expenses of $2,643,000 from the Nestor Cables business acquired in July 2022, increased travel and entertainment expenses, and stock-based compensation, partially offset by reversal of performance-based compensation accruals during the fiscal second quarter.

Income from operations for the six months ended March 31, 2023, was $29,946,000 compared to $24,981,000 for the comparable quarter of fiscal 2022, an increase of approximately 20%. This increase is attributable to increased net sales, partially offset by lower gross profit margin percentage and increased selling, general and administrative expenses.

Net investment income for the six months ended March 31, 2023, was $1,698,000 compared to $241,000 for the comparable quarter for fiscal 2022. The increase in interest income is due to higher interest rates earned and a higher average investments balance in the six months ended March 31, 2023. We expect interest income to remain at the levels experienced during the three months ended March 31, 2023 through the remainder of the fiscal year, subject to changes in market interest rates and changes in the average investments balance.

Interest expense for the quarter ended March 31, 2023, was $356,000. The Company did not have any interest expense during the second quarter of fiscal 2022. The increase in interest expense was due to $170,000 in interest on Clearfield’s line of credit which was repaid in the first quarter of fiscal 2023, and $186,000 in interest expense on debt held by Nestor Cables.

The Company recorded a provision for income taxes of $6,669,000 and $5,596,000 for the six months ended March 31, 2023, and March 31, 2022, respectively. The Company records its quarterly provision for income taxes based on its estimated annual effective tax rate for the year. The increase in tax expense of $1,073,000 from the six months ended March 31, 2022, is primarily due to increased income from operations. The income tax expense rate for the six months ended March 31, 2023 decreased to 21.3%, from 22.2% recorded in the comparable period of fiscal 2022, due to decreased non-deductible expenses.

The Company’s net income for the six months ended March 31, 2023, was $24,619,000, or $1.68 per basic share or $1.67 per diluted share. The Company’s net income for the six months ended March 31, 2022, was $19,626,000, or $1.43 per basic share or $1.41 per diluted share. The increase in basic and diluted earnings per share for the six months ended March 31, 2023, as compared to March 31, 2022 was due to higher net income, partially offset by the additional shares issued during the first quarter of fiscal 2023.

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

On July 26, 2022, Clearfield, through its newly created Finnish subsidiary, Clearfield Finland Ltd, acquired all of the equity of Nestor Cables Ltd, which has a wholly-owned Estonian subsidiary, Nestor Cables Baltics Ltd. Following the closing of the acquisition of Nestor Cables on July 26, 2022, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to July 26, 2022, the Company was considered to be in a single reporting segment and operating unit structure. Based upon the Company’s assessment following the acquisition of Nestor Cables, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

For the three and six months ended March 31, 2023, the Company has two reportable segments: (1) Clearfield and (2) Nestor Cables. The entities that comprise the Nestor Cables segment are Clearfield Finland Ltd, Nestor Cables Ltd and Nestor Cables Baltics Ltd.

Reportable segments are as follows:

●	Clearfield Segment – Clearfield designs, manufactures and sells fiber management, protection, and delivery solutions.

●	Nestor Cables Segment – Nestor Cables designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment.

Clearfield Segment

The following table provides net sales and net income for the Clearfield Segment for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Segment net sales	$60,451	$53,495	$138,806	$104,604
Segment net income	10,395	9,236	25,113	19,626

Net sales in the Clearfield segment increased 13%, or $6,956,000, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Net sales in the Clearfield segment increased 33%, or $34,202,000, for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022. The increase in net sales was driven by increased sales to the Company’s Community Broadband and MSO/Cable TV customers, offset by decreased sales to Large Regional Service Provider customers. The increased sales to Community Broadband and MSO/Cable TV customers was due to continuing demand for fiber connectivity products and the demand for high-speed broadband since the pandemic. The decreased sales to Large Regional Service Provider customers was due to slower inventory consumption from these customers who had accumulated an excess inventory position during the COVID-19 pandemic.

Net income in the Clearfield segment for the three months ended March 31, 2023 increased 13%, or $1,159,000, as compared to the three months ended March 31, 2022. Net income in the Clearfield segment for the six months ended March 31, 2023 increased 28%, or $5,487,000, as compared to the six months ended March 31, 2022 The increase in net income was driven by the increase in sales outlined aboveand decreased selling, general and administrative expenses resulting from the reversal of performance-based compensation accruals, partially offset by lower gross profit margin due to buildup in capacity that was not utilized.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and six months:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Segment net sales to external customers	$11,358	$-	$18,945	$-
Segment net income	402	-	92	-

Nestor Cables was acquired on July 26, 2022. Prior to the acquisition, the Company operated as one reporting segment.

Net sales in the Nestor Cables segment for the three and six months ended March 31, 2023 were $11,358,000 and $18,945,000, respectively, excluding sales to the Clearfield Segment.

Net income in the Nestor Cables segment for the three and six months ended March 31, 2023 was $402,000 and $92,000, respectively.

Liquidity and Capital Resources

As of March 31, 2023, our principal source of liquidity was our cash, cash equivalents, and short-term investments. Those sources total $157,065,000 as of March 31, 2023 compared to $22,452,000 as of September 30, 2022. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of March 31, 2023. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. Investments considered long-term were $8,527,000 as of March 31, 2023, compared to $22,747,000 as of September 30, 2022. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of March 31, 2023, our cash, cash equivalents, and short-term and long-term investments totaled $165,592,000, compared to $45,199,000 as of September 30, 2022.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations will be sufficient to meet our working capital and investment requirements for beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth including expanding production capacity and facilities, as well as inventory growth to meet previously anticipated customer demand, potential future strategic transactions, and the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash provided by operating activities totaled $10,141,000 for the six months ended March 31, 2023. This was primarily due to net income of $24,619,000, non-cash expenses for depreciation and amortization of $2,822,000, stock-based compensation of $1,444,000, and non-cash income related to amortization of discounts on investments of $1,139,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $14,273,000 and an increase in inventory of $17,243,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors. The Company increased stocking levels of inventory during the quarter ending March 31, 2023 to support previously anticipated demand. Days sales outstanding, which measures how quickly receivables are collected, decreased 3 days to 49 days as of March 31, 2023, compared to 52 days from September 30, 2022.

Net cash used by operating activities totaled $11,282,000 for the six months ended March 31, 2022. This was primarily due to net income of $19,626,000, non-cash expenses for depreciation and amortization of $1,362,000, and stock-based compensation of $1,010,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was an increase in inventory of $33,394,000, and increases in accounts receivable of $2,398,000, partially offset by increases in accounts payable and accrued expenses of $3,344,000. The Company increased stocking levels of inventory during the quarter ending March 31, 2022 to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering then-current long lead times for components and transportation within the global supply chain. The Company maintained higher than historic stocking levels through fiscal year 2022. The increase in accounts receivable was due to increased sales in the quarter ending March 31, 2022 as well as timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding decreased 3 days to 37 days from September 30, 2021 to March 31, 2022. The increase in accounts payable and accrued expenses was due to the timing of payments to vendors and inventory growth.

Investing Activities

We invest our excess cash in money market funds, U.S. Treasury securities and bank CDs not exceeding FDIC insured levels. We believe we obtain a competitive rate of return given the low credit risk on these investments. During the six months ended March 31, 2023, we received proceeds from maturities of investments of $100,743,000 and used cash to purchase $99,126,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $4,797,000 of cash during the six months ended March 31, 2023.

During the six months ended March 31, 2022, we received $17,386,000 on sales and maturities of investment securities and used cash to purchase $248,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $4,842,000 of cash during the six months ended March 31, 2022.

Financing Activities

For the six months ended March 31, 2023, we received $130,262,000 of net proceeds through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $299,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to the issuance of stock as payment for incentive compensation previously earned, we used $471,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options, and used $954,000 for payment of withholding taxes for stock grants. We did not repurchase common stock under our share repurchase program in the six months ended March 31, 2023.

For the six months ended March 31, 2022, we received $249,000 from employees’ participation and purchase of stock through our ESPP, we used $282,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options, and used $274,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the six months ended March 31, 2022.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. Management made no changes to the Company’s critical accounting estimates during the quarter ended March 31, 2023.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates:

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses would have increased or decreased by approximately $135,000 and $264,000, or approximately 1%, for the three and six months ended March 31, 2023, respectively. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except that the Company continues to integrate and improve the internal control over financial reporting environment of the Nestor Cables segment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1 – Restated Articles of Incorporation of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983 and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

3.1(a) – Articles of Amendment to Articles of Incorporation dated August 25, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 25, 2016.)

10.1 – Clearfield, Inc. 2022 Stock Compensation Plan, as amended through January 23, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 25, 2023.)

10.2 – Form of Stock Option Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2023.)

10.3 – Form of Restricted Stock Award Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2023.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101–The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and March 31, 2022; (ii) Consolidated Statements of Earnings for the three and six months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.
May 8, 2023	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2023	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)