Form 10-Q
period 2023-06-30
Clearfield, Inc.
filed 2023-08-08
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of August 4, 2023
Common stock, par value $.01	15,261,809

CLEARFIELD, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2023 (Unaudited)	September 30, 2022
Assets
Current Assets
Cash and cash equivalents	$31,385	$16,650
Short-term investments	130,726	5,802
Accounts receivables, net	31,944	53,704
Inventories, net	105,003	82,208
Other current assets	4,084	1,758
Total current assets	303,142	160,122

Property, plant and equipment, net	21,318	18,229

Other Assets
Long-term investments	6,556	22,747
Goodwill	6,581	6,402
Intangible assets, net	6,344	6,376
Right-of-use lease assets	14,773	13,256
Deferred tax asset	998	1,414
Other	1,489	582
Total other assets	36,741	50,777
Total Assets	$361,201	$229,128

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,722	$3,385
Debt	2,174	-
Accounts payable	11,641	24,118
Accrued compensation	7,319	13,619
Accrued expenses	3,335	6,181
Factoring liability	8,722	4,391
Total current liabilities	36,913	51,694

Other Liabilities
Long-term debt	-	18,666
Long-term portion of lease liability	11,572	10,412
Deferred tax liability	782	774
Total liabilities	49,267	81,546

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 15,262,409 and 13,818,452 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	153	138
Additional paid-in capital	187,409	54,539
Accumulated other comprehensive loss	(268)	(1,898)
Retained earnings	124,640	94,803
Total shareholders’ equity	311,934	147,582
Total Liabilities and Shareholders’ Equity	$361,201	$229,128

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$61,284	$71,250	$219,035	$175,854

Cost of sales	42,210	41,943	145,750	100,411

Gross profit	19,074	29,307	73,285	75,443

Operating expenses
Selling, general and administrative	13,449	12,721	37,714	33,877
Income from operations	5,625	16,586	35,571	41,566

Net investment income	1,630	43	3,328	284
Interest expense	(195)	-	(551)	-

Income before income taxes	7,060	16,629	38,348	41,850

Income tax expense	1,842	3,884	8,511	9,480
Net income	$5,218	$12,745	$29,837	$32,370

Net income per share Basic	$0.33	$0.93	$2.01	$2.35
Net income per share Diluted	$0.33	$0.92	$2.00	$2.33

Weighted average shares outstanding:
Basic	15,254,341	13,772,269	14,880,666	13,760,950
Diluted	15,254,341	13,899,698	14,929,405	13,900,019

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Comprehensive Income:
Net income	$5,218	$12,745	$29,837	$32,370
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale investments	15	(235)	352	(960)
Unrealized gain (loss) on foreign currency translation	(49)	-	1,278	-
Total other comprehensive income (loss)	(34)	(235)	1,630	(960)

Total comprehensive income	$5,184	$12,510	$31,467	$31,410

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

For the three months ended June 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at March 31, 2023	15,255	$153	$186,058	$(234)	$119,422	$305,399
Stock-based compensation expense	-	-	1,059	-	-	1,059
Issuance of common stock under equity compensation plans, net	(1)	-	-	-	-	-
Exercise of stock options, net of shares exchanged for payment	1	-	(20)	-	-	(20)
Employee stock purchase plan	8	-	312	-	-	312
Other comprehensive loss	-	-	-	(34)	-	(34)
Net income	-	-	-	-	5,218	5,218
Balance at June 30, 2023	15,263	$153	$187,409	$(268)	$124,640	$311,934

For the three months ended June 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance at March 31, 2022	13,773	$138	$58,949	$(725)	$65,067	$123,429
Stock-based compensation expense	-	-	638	-	-	638
Issuance of common stock under equity compensation plans, net	(3)	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	6	-	294	-	-	294
Exercise of stock options, net of shares exchanged for payment	2	-	(97)	-	-	(97)
Other comprehensive loss	-	-	-	(235)	-	(235)
Net income	-	-	-	-	12,745	12,745
Balance at June 30, 2022	13,778	$138	$59,784	$(960)	$77,812	$136,774

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

For the nine months ended June 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2022	13,819	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	2,504	-	-	2,504
Issuance of common stock under equity compensation plans, net	50	-	954	-	-	954
Issuance of common stock under employee stock purchase plan	13	1	611	-	-	612
Exercise of stock options, net of shares exchanged for payment	11	-	(493)	-	-	(493)
Repurchase of shares for payment of withholding taxes for stock grants	(10)	-	(954)	-	-	(954)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,630	-	1,630
Net income	-	-	-	-	29,837	29,837
Balance at June 30, 2023	15,263	$153	$187,409	$(268)	$124,640	$311,934

For the nine months ended June 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	loss	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,442	$103,825
Stock-based compensation expense	-	-	1,647	-	-	1,647
Issuance of common stock under equity compensation plans, net	27	1	-	-	-	1
Issuance of common stock under employee stock purchase plan	13	-	544	-	-	544
Exercise of stock options, net of shares exchanged for payment	10	-	(379)	-	-	(379)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(4)	-	(274)	-	-	(274)
Other comprehensive loss	-	-	-	(960)	-	(960)
Net income	-	-	-	-	32,370	32,370
Balance at June 30, 2022	13,778	$138	$59,784	$(960)	$77,812	$136,774

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net income	$29,837	$32,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,411	2,205
Amortization of discount on investments	(2,429)	(31)
Stock-based compensation	2,504	1,647
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable, net	24,519	(12,156)
Inventories, net	(21,510)	(41,816)
Other assets	(3,525)	(185)
Accounts payable and accrued expenses	(20,326)	8,677
Net cash provided by (used in) operating activities	13,481	(9,289)

Cash flows from investing activities
Purchases of property, plant and equipment, and intangible assets	(6,529)	(6,764)
Purchases of investments	(210,923)	(248)
Proceeds from sales and maturities of investments	105,077	17,386
Net cash provided by (used in) investing activities	(112,375)	10,374

Cash flows from financing activities
Repayment of long-term debt	(16,700)	-
Proceeds from issuance of common stock under employee stock purchase plan	612	544
Repurchase of shares for payment of withholding taxes for stock grants	(954)	(274)
Withholding related to exercise of stock options	(493)	(379)
Issuance of stock under equity compensation plans	954	-
Net proceeds from issuance of common stock	130,262	-
Net cash provided by (used in) financing activities	113,681	(109)

Effect of exchange rates on cash	(52)	-
Increase in cash and cash equivalents	14,735	976
Cash and cash equivalents, beginning of year	16,650	13,216
Cash and cash equivalents, end of period	$31,385	$14,194

Supplemental disclosures for cash flow information
Cash paid for income taxes	$12,589	$9,913
Cash paid for interest expense	$360	$-
Non-cash financing activities
Cashless exercise of stock options	$566	$276

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) unaudited interim consolidated financial statements as of and for the three and nine months ended June 30, 2023 have been prepared by Clearfield in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality and other factors. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Clearfield, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the three and nine months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except for share data)	2023	2022	2023	2022
Net income	$5,218	$12,745	$29,837	$32,370
Weighted average common shares	15,254,341	13,772,269	14,880,666	13,760,950
Dilutive potential common shares	-	127,429	48,739	139,069
Weighted average dilutive common shares outstanding	15,254,341	13,899,698	14,929,405	13,900,019
Net income per common share:
Basic	$0.33	$0.93	$2.01	$2.35
Diluted	$0.33	$0.92	$2.00	$2.33

Note 3. Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less as cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	June 30, 2023	September 30, 2022
Cash and cash equivalents:
Cash including money market accounts	$6,750	$16,635
Money market funds	24,635	15
Total cash and cash equivalents	$31,385	$16,650

Note 4. Investments

The Company invests in certificates of deposit (“CDs”) in amounts that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States (“U.S.”) Treasury securities with terms of not more than five years, as well as money market funds. Historically, the Company’s investment portfolio had been classified as held-to-maturity and recorded at amortized cost. During the second quarter of fiscal 2022, the Company sold investments and reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

As of June 30, 2023, available-for-sale investments consisted of the following:

	June 30, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$121,458	$-	$278	$121,180
Certificates of deposit	9,750	-	204	9,546
Total investment securities – short-term	$131,208	$-	$482	$130,726
Long-Term
U.S Treasury securities	$6,711	$-	$610	$6,101
Certificates of deposit	495	-	40	455
Total investment securities – long-term	$7,206	$-	$650	$6,556

As of September 30, 2022, available-for-sale investments consisted of the following:

	September 30, 2022
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
Certificates of deposit	$5,945	$-	$143	$5,802
Total investment securities – short-term	$5,945	$-	$143	$5,802
Long-Term
U.S Treasury securities	16,178	-	1,085	15,093
Certificates of deposit	8,016	-	362	7,654
Total investment securities – long-term	$24,194	$-	$1,447	$22,747

As of June 30, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$-	$150	$15,464	$738
Certificates of deposit	340	1	9,660	244
Total investment securities	$340	$151	$25,124	$982

As of June 30, 2023, there were 50 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of June 30, 2023, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government.

As of September 30, 2022, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$-	$-	$15,093	$1,085
Certificates of deposit	6,345	176	7,111	329
Total investment securities	$6,345	$176	$22,204	$1,414

As of September 30, 2022, there were 62 securities in an unrealized loss position which was due to the securities paying lower interest rates than the market. As of September 30, 2022, there were no securities which were other than temporarily impaired as the Company intended to hold these securities until their value recovered and there was negligible credit risk due to the nature of the securities which were backed by the FDIC and US federal government.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of June 30, 2023, according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,635	$24,635	$-	$-
Total cash equivalents	$24,635	$24,635	$-	$-
Investment securities:
Certificates of deposit	$10,001	$-	$10,001	$-
U.S Treasury securities	127,281	-	127,281	-
Total investment securities	$137,282	$-	$137,282	$-

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2022, according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15	$15	$-	$-
Total cash equivalents	$15	$15	$-	$-
Investment securities:
Certificates of deposit	$13,456	$-	$13,456	$-
U.S Treasury securities	15,093	-	15,093	-
Total investment securities	$28,549	$-	$28,549	$-

As of June 30, 2023, and September 30, 2022, and for the periods then ended, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the nine months ended June 30, 2023, and 2022.

Note 6. Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Gain (Loss)	Accumulated Other Comprehensive Gain (Loss)
Balances at September 30, 2022	$(1,224)	$(674)	$(1,898)
Other comprehensive income for the three months ended December 31, 2022	141	1,024	1,165
Balances at December 31, 2022	$(1,083)	$350	$(733)
Other comprehensive income for the three months ended March 31, 2023	197	302	499
Balances at March 31, 2023	$(886)	$652	$(234)
Other comprehensive income (loss) for the three months ended June 30, 2023	15	(49)	(34)
Balances at June 30, 2023	$(871)	$603	$(268)

Note 7. Stock-Based Compensation

On February 23, 2023, the Company’s shareholders approved the Clearfield, Inc. 2022 Stock Compensation Plan (the “2022 Plan”). The 2022 Plan became effective on the date of shareholder approval, and no further awards may be made under the Clearfield, Inc. Amended and Restated 2007 Stock Compensation Plan (the “Prior Plan”) following the effective date of the 2022 Plan. The total number of shares of stock reserved and available for distribution under the 2022 Plan upon approval was 1,461,461 shares, which includes the number of shares remaining for grant and delivery under the Prior Plan, plus any shares subject to outstanding awards under the Prior Plan as of the effective date of the 2022 Plan that were forfeited, cancelled or settled for cash.

The Company recorded $1,059,000 and $2,504,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2023. For the three months ended June 30, 2023, $1,016,000 of this expense is included in selling, general and administrative expense, and $43,000 is included in cost of sales. For the nine months ended June 30, 2023, $2,377,000 of this expense is included in selling, general and administrative expense, and $126,000 is included in cost of sales. The Company recorded $638,000 and $1,647,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s ESPP for the three and nine months ended June 30, 2022, respectively. For the three months ended June 30, 2022, $606,000 of this expense is included in selling, general and administrative expense, and $32,000 is included in cost of sales. For the nine months ended June 30, 2022, $1,552,000 of this expense is included in selling, general and administrative expense, and $95,000 is included in cost of sales. As of June 30, 2023, $5,385,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the nine months ended June 30, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 40,266 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $64.38 per share. During the nine months ended June 30, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48.

The fair value of stock option awards during the nine months ended June 30, 2023, was estimated as of the respective grant dates using the assumptions listed below:

Nine months ended June 30, 2023
Dividend yield	0%
Expected volatility	63.14%
Risk-free interest rate	3.75%
Expected life in years	3.5
Vesting period in years	3

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

The following is a summary of stock option activity during the nine months ended June 30, 2023:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2022	236,509	$31.30
Granted	40,266	64.38
Exercised	(21,630)	26.16
Forfeited or Expired	(1,021)	18.18
Outstanding as of June 30, 2023	254,124	$37.04

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2023, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.53 years and their aggregate intrinsic value was $2,193,000.

Restricted Stock

The Company’s 2022 Stock Compensation Plan permits the Compensation Committee of the Board of Directors to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

During the nine months ended June 30, 2023, the Company granted employees restricted stock awards totaling 34,674 shares of common stock, with a vesting term of approximately three years and a fair value of $72.26 per share. During the nine months ended June 30, 2023, the Company granted the non-employee directors restricted stock awards totaling 6,818 shares of common stock, with a vesting term of approximately one year and a fair value of $61.56 per share.

During the nine months ended June 30, 2022, the Company granted newly elected non-employee directors restricted stock awards totaling 318 and 2,758 shares of common stock, with a vesting term of approximately one year and a fair value of $62.77 and $63.35 per share, respectively. During the nine months ended June 30, 2022, the Company granted the non-employees directors restricted stock awards totaling 3,118 shares of common stock, with a vesting term of approximately one year and a fair value of $64.11 per share. During the nine months ended June 30, 2022, the Company also granted employees restricted stock awards totaling 23,318 shares of common stock, with a vesting term of approximately three years and a fair value of $66.48 per share.

Restricted stock transactions during the nine months ended June 30, 2023, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2022	98,508	$31.51
Granted	41,492	70.50
Vested	(25,759)	46.25
Forfeited	(956)	17.12
Unvested as of June 30, 2023	113,285	$42.56

Bonus Stock

During the nine months ended June 30, 2023, the Company granted employees an aggregate of 9,144 shares of common stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. The terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on June 30, 2023, employees purchased 7,754 shares at a price of $40.25 per share. For the phase that ended on December 31, 2022, employees purchased 5,585 shares at a price of $53.52 per share. After the employee purchase on June 30, 2023, 168,251 shares of common stock were available for future purchase under the ESPP.

Note 8. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the applicable sales contract. The Company recognizes revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of the Company’s sales contracts have a single performance obligation and are short-term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to countries in Europe, the Caribbean, Canada, Central America and South America.

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
United States	$47,098	$68,788	$181,508	$170,010
All other countries	14,186	2,462	37,527	5,844
Total Net Sales	$61,284	$71,250	$219,035	$175,854

The Company manufactures and sells proprietary product lines designed for the Broadband Service Provider marketplace. In addition, the Company’s Legacy business provides build-to-print services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specifications.

The percentages of the Company’s sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Broadband service providers	97%	99%	96%	99%
Other customers	3%	1%	4%	1%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of both June 30, 2023, and September 30, 2022, the balance in the allowance for doubtful accounts was $79,000.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended June 30, 2023, Customer A, a distributor, comprised 17% of the Company’s net sales. For the nine months ended June 30, 2023, Customer A comprised 16% of the Company’s net sales.

For the three months ended June 30, 2022, Customers A and B, both distributors, comprised 18% and 11% of the Company’s net sales, respectively. For the nine months ended June 30, 2022, Customer A comprised 15% of the Company’s net sales. These major customers, like our other customers, purchase our products from time to time through purchase orders, and the Company does not have any agreements that obligate these major customers to purchase products from us in the future.

As of June 30, 2023, Customer C, a distributor, comprised 16% of the Company’s accounts receivable. As of September 30, 2022, Customer D, a distributor, comprised 20% of accounts receivable.

Note 10. Inventories

Inventories consist of the following as of:

(In thousands)	June 30, 2023	September 30, 2022
Raw materials	$77,386	$69,142
Work-in-process	3,501	4,592
Finished goods	29,197	10,803
Inventories, gross	110,084	84,537
Inventory reserve	(5,081)	(2,329)
Inventories, net	$105,003	$82,208

Note 11. Goodwill and Intangibles

The Company analyzes its goodwill for impairment annually or at an interim period when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022, did not indicate an impairment of goodwill. During the nine months ended June 30, 2023, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives of the patents, not exceeding 20 years. As of June 30, 2023, the Company has 47 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2022, did not indicate an impairment of the Company’s intangible assets. During the nine months ended June 30, 2023, there were no triggering events that indicate potential impairment exists.

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

For the third quarter of fiscal 2023, the Company has two reportable segments: (1) Clearfield; and (2) Nestor Cables. Clearfield’s Finnish holding company, Clearfield Finland Ltd., purchased Nestor Cables Ltd., including its Estonian subsidiary, Nestor Cables Baltics Ltd., on July 26, 2022. These entities comprise the Nestor Cables Segment. Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. For consolidated reporting, the Company eliminates transactions between reportable segments.

The following table summarizes the amounts between the two reportable segments for the three and nine months ended June 30, 2023:

	Three months ended June 30, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(In thousands)
Revenue from external customers	$47,856	$13,428	$-	$61,284
Revenue from internal customers (Clearfield, Inc.)	-	1,869	(1,869)	-
Net investment income	1,685	1	(56)	1,630
Interest expense	-	252	(56)	195
Depreciation and amortization	1,208	371	-	1,579
Stock based compensation	1,041	18	-	1,059
Income taxes	1,659	183	-	1,842
Net income (loss)	5,150	781	(713)	5,218
Capital expenditures	1,472	258	-	1,729

	Nine months ended June 30, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(In thousands)
Revenue from external customers	$186,662	$32,373	$-	$219,035
Revenue from internal customers (Clearfield, Inc.)	-	4,792	(4,792)	-
Net investment income	3,379	5	(56)	3,328
Interest expense	170	437	(56)	551
Depreciation and amortization	3,316	1,096	-	4,411
Stock based compensation	2,486	18	-	2,504
Income taxes	8,305	206	-	8,511
Net income (loss)	30,263	873	(1,299)	29,837
Capital expenditures	5,961	570	-	6,531

The following table summarizes the amounts between the two reportable segments as of June 30, 2023, and September 30, 2022:

	June 30, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(In thousands)
Goodwill	$4,709	$1,872	$-	$6,581
Total assets	$336,935	$49,598	$(25,332)	$361,201

	September 30, 2022
	Clearfield	Nestor Cables	Eliminations	Consolidated
(In thousands)
Goodwill	$4,709	$1,693	$-	$6,402
Total assets	$214,785	$31,023	$(16,680)	$229,128

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $8,722,000 as of June 30, 2023. Nestor Cables receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.6 million as of June 30, 2023). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor Cables’ factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three and nine months ended June 30, 2023, was 4.29% and 3.49%, respectively. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and nine months ended June 30, 2023, the Company recorded income tax expense of $1,842,000 and $8,511,000 reflecting an effective tax rate of 26.1% and 22.2%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2023, was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, Section 162(m) compensation deduction limitations, foreign derived intangibles income (FDII) deduction, and research and development credits.

For the three and nine months ended June 30, 2022, the Company recorded income tax expense of $3,884,000 and $9,480,000, reflecting an effective tax rate of 23.4% and 22.7%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2022, was primarily related to Section 162(m) compensation deduction limitations, nondeductible acquisition costs, foreign derived intangibles income deduction, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of June 30, 2023, and September 30, 2022, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2023, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

On May 11, 2023, Nestor Cables signed a lease for an approximately 49,000 square foot manufacturing facility in Tabasalu, Estonia, to be utilized for the operations of Nestor Cables Baltics. The lease is without a fixed term and requires two years’ written notice to terminate the lease. Additionally, the lease grants to Nestor Cables the option to lease an expansion facility that is to be constructed no later than August 31, 2024. The expansion facility will be constructed on the same premises as the existing facility. Once the expansion option is exercised and the expansion facility is made available for use, the lease term of the existing facility will become a minimum of 60 months.

The Company evaluated the terms of the lease and concluded that Nestor Cables is reasonably certain that it will exercise the expansion option, therefore the lease term being applied by the Company under ASC842 is at least 60 months.

The lease calls for monthly rental payments of approximately €20,400 until April 2024 and €25,000 afterwards. Rent is increased each year on May 1st based upon the cost-of-living index published by the Finnish government and capped at 5%.

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

Operating lease expense within: (in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1,029	$797	$2,991	$1,521
Selling, general and administrative	63	54	182	166
Total lease expense	$1,092	$851	$3,173	$1,687

Future maturities of lease liabilities were as follows as of June 30, 2023 (in thousands):

FY2023(Remaining)	$1,302
FY2024	4,217
FY2025	3,433
FY2026	3,253
FY2027	1,583
Thereafter	3,097
Total lease payments	16,885
Less: Interest	(1,591)
Present value of lease liabilities	$15,294

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2023, were 5.10 years and 3.58%, respectively, compared to 4.47 years and 3.05%, respectively, as of June 30, 2022. For the three and nine months ended June 30, 2023, the operating cash outflows from the Company’s leases were $1,012,000 and $2,910,000, respectively, compared to $617,000 and $1,167,000 respectively, for the three and nine months ended June 30, 2022.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of September 30, 2022, the Company had outstanding debt of $16,700,000 against its line of credit. During the quarter ended December 31, 2022, the Company paid the outstanding balance of the revolving line of credit. As of June 30, 2023, the outstanding balance on the revolving line of credit was zero and the interest rate was 7.01%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of June 30, 2023, the Company was in compliance with all covenants. The line of credit is collateralized by the assets of the Clearfield segment.

During March 2021, Nestor Cables entered into a loan agreement, providing a $2 million senior loan with a term of three years. The Finland National Emergency Supply Agency (“NESA”) pays the interest, capped at 5% with the interest to be paid by NESA when the loan is used for stockpiling purposes and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan is due on March 31, 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than stockpiling, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of June 30, 2023, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s consolidated statement of earnings.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2023 and 2022 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2022.

OVERVIEW

General

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We design, manufacture, and distribute fiber protection, fiber management, and fiber delivery solutions to enable rapid and cost-effective fiber-fed deployment throughout the broadband service provider space primarily across North America and Europe. Our “fiber to the anywhere” platform serves the unique requirements of leading Broadband Service Providers in the United States, which include Community Broadband, MSO’s, Large Regional Service Providers, and National Carriers, while also serving the broadband needs of the International markets, primarily countries in Europe, the Caribbean, Canada, and Central and South America. These customers are collectively included in Broadband Service Providers. The Company also provides contract manufacturing services for its Legacy customers which include original equipment manufacturers (OEM) requiring copper and fiber cable assemblies built to their specifications.

We are engaged in global operations. Our operations are currently comprised of two reportable segments: the Clearfield Operating Segment (referred to herein as “Clearfield”) and, since July 26, 2022, the Nestor Cables Operating Segment (referred to herein as “Nestor Cables” or “Nestor”). Prior to July 26, 2022, we were considered to be in a single reporting segment and operating unit structure.

On July 26, 2022, the Company acquired Nestor Cables Ltd., a leading developer and manufacturer of fiber optic cable solutions located in Finland. The purchase of Nestor Cables is expected to provide the Company with the ability to vertically integrate the supply of fiber optic cables and help meet customer demand for its products. Nestor Cables’ technical expertise is expected to extend the supply of the Company’s FieldShield products into the North American market to reduce cost and complexity of transportation.

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

Nestor Cables Operating Segment

As of July 26, 2022, Clearfield, Inc., through its Finnish subsidiary, Clearfield Finland Ltd., acquired Nestor Cables. Nestor Cables is based in Oulu, Finland, with operations in Estonia through its wholly owned subsidiary, Nestor Cables Baltics Ltd. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment, which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Prior to the acquisition, Nestor Cables had been a supplier to Clearfield for over a decade and that relationship continued following the closing of the acquisition. Nestor Cables has two types of production processes, the process of making cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors and directly to end users. Nestor Cables is subject to Finnish government regulation, and Nestor Cables Baltics is subject to Estonian government regulation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023, VS. THREE MONTHS ENDED JUNE 30, 2022

Net sales for the third quarter of fiscal 2023 ended June 30, 2023, were $61,284,000, a decrease of approximately 14%, or $9,966,000, from net sales of $71,250,000 for the third quarter of fiscal 2022.  Net sales to Broadband Service Providers were $59,731,000 in the third quarter of fiscal 2023 versus $70,667,000 in the same period of fiscal 2022. Among this group, the Company recorded $14,186,000 in international sales for the third quarter of fiscal 2023 versus $2,462,000 in the same period of fiscal 2022. Net sales to Legacy customers were $1,553,000 in the third quarter of fiscal 2023 versus $583,000 in the same period of fiscal 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 23% and 3% of total net sales for the third quarter of fiscal 2023 and 2022, respectively. The increase in sales to international customers was primarily due to the acquisition of Nestor Cables as its sales are to European and other non-U.S. customers.

The decrease in net sales for the quarter ended June 30, 2023, of $9,966,000 compared to the quarter ended June 30, 2022, was driven primarily by decreased sales to Community Broadband Service Providers and National Carrier customers of $18,565,000 and $1,469,000, respectively. The increase in sales to international customers was primarily driven by the acquisition of Nestor Cables, which accounted for $13,428,000 of international sales. The decrease in sales to Community Broadband and National Carrier customers was due to a lull in demand as customers digest previously purchased products.

Order backlog as of June 30, 2023, was $74,704,000, a decrease of 31% compared to $107,586,000 as of March 31, 2023, and a decrease of $81,958,000, or 52%, from June 30, 2022.

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

Cost of sales for the third quarter of fiscal 2023 was $42,210,000, an increase of $267,000, or 1%, from $41,943,000 in the comparable period of fiscal 2022. Gross profit percent was 31.1% of net sales in the third quarter of fiscal 2023, a decrease from 41.1% of net sales for the third quarter of fiscal 2022. Gross profit decreased $10,233,000, or 35%, to $19,074,000 for the three months ended June 30, 2023, from $29,307,000 in the comparable period in fiscal 2022. Gross profit margin was negatively affected by excess production capacity that was not utilized. The Company continues to realign capacity to current market conditions. Gross profit was also affected by lower gross profit realized in our Nestor Cables cable manufacturing business which was acquired in July 2022 and was not included in the comparable period of fiscal 2022. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase and cost reduction measures are realized.

Selling, general and administrative expenses increased $728,000, or 6%, to $13,449,000 in the third quarter fiscal 2023 from $12,721,000 for the fiscal 2022 third quarter. This increase is the result of the addition of $1,890,000 of operating expenses of the Nestor Cables business acquired in July 2022, as well as increased Clearfield employee compensation and stock-based compensation, offset by decreased performance-based compensation accruals.

Income from operations for the quarter ended June 30, 2023, decreased $10,961,000 or 66% to $5,625,000 from $16,586,000 for the comparable quarter of fiscal 2022. The decrease is the result of decreased net sales and gross profit margin.

Net investment income for the quarter ended June 30, 2023, was $1,630,000 compared to $43,000 for the comparable quarter for fiscal 2022. Net investment income for the quarter ended June 30, 2023, and June 30, 2022, is comprised of interest income. The increase in interest income is due to higher interest rates earned on a higher investments balance, during the third quarter of fiscal 2023. The higher investments balance is a result of the Company’s capital raise of approximately $130,262,000 completed in the first fiscal quarter of 2023. We expect interest income to remain at these levels through the remainder of the fiscal year, subject to changes in market interest rates and changes in the average investment balance.

Interest expense for the quarter ended June 30, 2023, was $195,000. The increase was due to debt held by Nestor Cables. The Company did not have any interest expense during the third quarter of fiscal 2022.

We recorded a provision for income taxes of $1,842,000 and $3,884,000 for the three months ended June 30, 2023, and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $2,042,000 from the third quarter for fiscal 2022 is primarily due to decreased income from operations, partially offset by the increase in the effective tax rate. The income tax expense rate for the third quarter of fiscal 2023 increased to 26.1% from 23.4% recorded in the third quarter of fiscal 2022, due primarily to increased state income tax expense.

The Company’s net income for the three months ended June 30, 2023, was $5,218,000, or $0.33 per basic and diluted share. The Company’s net income for the three months ended June 30, 2022, was $12,745,000, or $0.93 per basic share or $0.92 per diluted share. The decrease in basic and diluted earnings per share for the three months ended June 30, 2023, as compared to June 30, 2022 was due to lower net sales and resulting decreased net income, as well as the additional shares issued during the first quarter of fiscal 2023.

NINE MONTHS ENDED JUNE 30, 2023 VS. NINE MONTHS ENDED JUNE 30, 2022

Net sales for the nine months ended June 30, 2023, were $219,035,000, an increase of approximately 25%, or $43,181,000, from net sales of $175,854,000 for the nine months ended June 30, 2022. Net sales to Broadband Service Providers were $211,231,000 in the nine months ended June 30, 2023, versus $173,907,000 in the same period of fiscal 2022. Among this group, the Company recorded $37,527,000 in international sales for the nine months ended June 30, 2023, versus $5,844,000 in the same period of fiscal 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 17% and 3% of total net sales for the nine months ended June 30, 2023, and June 30, 2022, respectively. Net sales to Legacy customers were $7,804,000 in the nine months ended June 30, 2023, versus $1,947,000 in the same period of fiscal 2022.

The increase in net sales for the nine months ended June 30, 2023, of $43,181,000 compared to the nine months ended June 30, 2022, was driven primarily by increased sales to International and MSO customers of $31,556,000 and $13,593,000, respectively. The increase in sales to International customers was primarily driven by the acquisition of Nestor Cables, which accounted for $32,373,000 of international sales during the nine months ended June 30, 2023. The increase in sales to MSO customers was due to increased demand for fiber connectivity products and the need for high-speed broadband since the pandemic.

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

Cost of sales for the nine months ended June 30, 2023, was $145,750,000, an increase of $45,338,000, or 45%, from $100,411,000 in the comparable period of fiscal 2022. Gross profit percent was 33.5% of net sales for the nine months ended June 30, 2023, a decrease from 42.9% of net sales for the nine months ended June 30, 2022. Gross profit decreased $2,157,000, or 3%, to $73,285,000 for the nine months ended June 30, 2023, from $75,443,000 in the comparable period in fiscal 2022. The Company continues to realign capacity to current market conditions. Gross profit margin was negatively affected by the buildup in capacity in the Company’s Clearfield segment that was not utilized. Gross profit was also affected by lower gross profit realized in our Nestor Cables cable manufacturing business which was acquired in July 2022 and was not included in the comparable period of fiscal 2022. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase and cost reduction measures are realized.

Selling, general and administrative expenses increased $3,837,000, or 11%, to $37,714,000 in the nine months ended June 30, 2023, from $33,877,000 for the comparable period of fiscal 2022. The increase in expense for the nine months ended June 30, 2023 consisted primarily of the additional operating expenses of $4,527,000 from the Nestor Cables business acquired in July 2022, increased Clearfield employee compensation, stock based compensation and travel and entertainment expenses, partially offset by decreased performance-based compensation accruals.

Income from operations for the nine months ended June 30, 2023, was $35,571,000 compared to $41,566,000 for the comparable quarter of fiscal 2022, a decrease of approximately 14%. This decrease is attributable to lower gross profit margin percentage and increased selling, general and administrative expenses, partially offset by increased net sales.

Net investment income for the nine months ended June 30, 2023, was $3,328,000 compared to $284,000 for the comparable quarter for fiscal 2022. The increase in interest income is due to higher interest rates earned and a higher average investments balance in the nine months ended June 30, 2023. The higher investments balance is a result of the Company’s capital raise of approximately $130,262,000 completed in the first fiscal quarter of 2023. We expect interest income to remain at the levels experienced during the three months ended June 30, 2023, through the remainder of the fiscal year, subject to changes in market interest rates and changes in the average investments balance.

Interest expense for the nine months ended June 30, 2023, was $551,000. The Company did not have any interest expense during the comparable period of fiscal 2022. The increase in interest expense was due to $170,000 in interest on Clearfield’s line of credit which was repaid in the first quarter of fiscal 2023, and $381,000 in interest expense on debt held by Nestor Cables.

The Company recorded a provision for income taxes of $8,511,000 and $9,480,000 for the nine months ended June 30, 2023, and June 30, 2022, respectively. The Company records its quarterly provision for income taxes based on its estimated annual effective tax rate for the year. The decrease in tax expense of $969,000 from the nine months ended June 30, 2022, is primarily due to decreased income from operations as a result of lower gross margins. The income tax expense rate for the nine months ended June 30, 2023, of 22.2% was relatively consistent with the income tax expense rate of 22.7% for the comparable period of fiscal 2022.

The Company’s net income for the nine months ended June 30, 2023, was $29,837,000, or $2.01 per basic share or $2.00 per diluted share. The Company’s net income for the nine months ended June 30, 2022, was $32,370,000, or $2.35 per basic share or $2.33 per diluted share. The decrease in basic and diluted earnings per share for the nine months ended June 30, 2023, as compared to June 30, 2022, was due to lower gross margins and resulting decreased net income as well as the additional shares issued during the first quarter of fiscal 2023.

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

On July 26, 2022, Clearfield, Inc., through its newly created Finnish subsidiary, Clearfield Finland Ltd., acquired all of the equity of Nestor Cables Ltd., which has a wholly-owned Estonian subsidiary, Nestor Cables Baltics Ltd. Following the closing of the acquisition of Nestor Cables on July 26, 2022, the Company reassessed its operating segments as defined under Accounting Standards Codification (“ASC”) 280, Segment Reporting. Under ASC 280, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to July 26, 2022, the Company was considered to be in a single reporting segment and operating unit structure. Based upon the Company’s assessment following the acquisition of Nestor Cables, the Company determined that the business of Nestor Cables was considered a second reportable segment as of July 26, 2022.

For the three and nine months ended June 30, 2023, the Company has two reportable segments: (1) Clearfield; and (2) Nestor Cables.  The entities that comprise the Nestor Cables segment are Clearfield Finland Ltd., Nestor Cables Ltd. and Nestor Cables Baltics Ltd.

Reportable segments are as follows:

●	Clearfield Segment – The Clearfield segment designs, manufactures and sells fiber management, protection, and delivery solutions.

●	Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Segment net sales	$47,856	$71,250	$186,662	$175,854
Segment net income	$5,150	$12,745	$30,263	$32,370

Net sales in the Clearfield segment decreased 33%, or $23,394,000 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Net sales in the Clearfield segment increased 6%, or $10,808,000, for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022. The decrease in net sales for the three months ended June 30, 2023 was driven by decreased sales to the Company’s Community Broadband customers. The decreased sales to Community Broadband customers was due to continuing slower inventory consumption from these customers who had accumulated excess inventory positions during the COVID-19 pandemic.

Net income in the Clearfield segment for the three months ended June 30, 2023, decreased 60%, or $7,595,000, as compared to the three months ended June 30, 2022. Net income in the Clearfield segment for the nine months ended June 30, 2023, decreased 7%, or $2,107,000, as compared to the nine months ended June 30, 2022. The decrease in net income was driven by the decrease in sales outlined above and by lower gross profit margin due to buildup in capacity that was not utilized.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Segment net sales	$13,428	$-	$32,373	$-
Segment net income	$781	$-	$873	$-

Nestor Cables was acquired on July 26, 2022. Prior to the acquisition, the Company operated as one reporting segment.

Net sales in the Nestor Cables segment for the three and nine months ended June 30, 2023, were $13,428,000 and $32,373,000, respectively, excluding sales to the Clearfield Segment.

Net income in the Nestor Cables segment for the three and nine months ended June 30, 2023, was $781,000 and $873,000, respectively.

Liquidity and Capital Resources

As of June 30, 2023, our principal source of liquidity was our cash, cash equivalents, and short-term investments.  Those sources total $162,111,000 as of June 30, 2023, compared to $22,452,000 as of September 30, 2022.  Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of June 30, 2023. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. Investments considered long-term were $6,556,000 as of June 30, 2023, compared to $22,747,000 as of September 30, 2022. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of June 30, 2023, our cash, cash equivalents, and short-term and long-term investments totaled $168,667,000, compared to $45,199,000 as of September 30, 2022.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth including expanding production capacity and facilities, as well as inventory growth to meet previously anticipated customer demand, potential future strategic transactions, and the Company’s share repurchase program, as well as to mitigate the potential impacts on the Company’s business due to supply chain, logistics, and customer fulfillment risks.

Operating Activities

Net cash provided by operating activities totaled $13,481,000 for the nine months ended June 30, 2023. This was primarily due to net income of $29,837,000, non-cash expenses for depreciation and amortization of $4,411,000, stock-based compensation of $2,504,000, and non-cash income related to amortization of discounts on investments of $2,429,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $20,326,000 and an increase in inventory of $21,510,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors. The Company increased stocking levels of inventory during the quarter ending June 30, 2023, to support previously anticipated demand. The primary change in operating assets and liabilities providing cash was a decrease in accounts receivable of $24,519,000. Days sales outstanding, which measures how quickly receivables are collected, decreased 5 days to 47 days as of June 30, 2023, compared to 52 days from September 30, 2022.

Net cash used by operating activities totaled $9,289,000 for the nine months ended June 30, 2022.  This was primarily due to net income of $32,370,000, non-cash expenses for depreciation and amortization of $2,205,000, and stock-based compensation of $1,647,000 in addition to changes in operating assets and liabilities providing and using cash.  The primary change in operating assets and liabilities using cash was an increase in inventory of $41,816,000, and increases in accounts receivable of $12,156,000, partially offset by increases in accounts payable and accrued expenses of $8,677,000. The Company increased stocking levels of inventory during the quarter ended June 30, 2022, to support the Company’s increased sales order backlog, as well as provide for safety stock for anticipated demand considering then-current long lead times for components and transportation within the global supply chain. The increase in accounts receivable was due to increased sales in the quarter ended June 30, 2022 as well as timing of payments from customers. Accounts receivable balances can be influenced by the timing of shipments for customer projects and payment terms. Days sales outstanding, which measures how quickly receivables are collected, stayed consistent at 40 days from September 30, 2021, to June 30, 2022. The increase in accounts payable and accrued expenses was due to the timing of payments to vendors and inventory growth.

Investing Activities

We invest our excess cash in money market funds, U.S. Treasury securities, and bank CDs not exceeding FDIC insured levels. We believe we obtain a competitive rate of return given the low credit risk on these investments. During the nine months ended June 30, 2023, we received proceeds from maturities of investments of $105,077,000 and used cash to purchase $210,923,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $6,529,000 of cash during the nine months ended June 30, 2023.

The Company invests in CDs in amounts that are fully insured by the FDIC and U.S. Treasury securities with terms of not more than five years, as well as money market funds. We believe we obtain a competitive rate of return given the economic climate and type of investment.  During the nine months ended June 30, 2022, we received $17,386,000 on sales and maturities of investment securities and used cash to purchase $248,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $6,764,000 of cash during the nine months ended June 30, 2022.

Financing Activities

For the nine months ended June 30, 2023, we received $130,262,000 of net proceeds through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $611,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to the issuance of stock as payment for incentive compensation previously earned, we used $491,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options and used $954,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the nine months ended June 30, 2023.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.  Management made no changes to the Company’s critical accounting estimates during the quarter ended June 30, 2023.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information.  Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates:

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10% relative to the U.S. Dollar, our operating expenses would have increased or decreased by approximately $190,000 and $455,000, or approximately 1%, for the three and nine months ended June 30, 2023, respectively. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

Inflation:

Rising costs, including wages, logistics, components, and commodity prices, are negatively impacting our profitability. We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials such as fiber cable and other components, which has outpaced our ability to reduce the cost structure and manufacturability or increase prices. We do not hedge commodity prices. Accordingly, inflation impacts our profitability, including cost of sales and operating expenses, and may have a material impact on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except that the Company continues to integrate and improve the internal control over financial reporting environment of the Nestor Cables segment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6. EXHIBITS

3.1 – Restated Articles of Incorporation of APA Optics, Inc. (n/k/a Clearfield, Inc.) dated November 3, 1983, and Articles of Amendment dated December 9, 1983, July 30, 1987, March 22, 1989, September 14, 1994 and August 17, 2000. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

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

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101–The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 and June 30, 2022;  (ii) Consolidated Statements of Earnings for the three and nine months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.
August 8, 2023	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)