Form 10-Q
period 2023-12-31
Clearfield, Inc.
filed 2024-02-05
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number 0-16106

Clearfield, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7050 Winnetka Avenue North Suite 100 Brooklyn Park, Minnesota	55428
(Address of principal executive office)	(Zip Code)

(763) 476-6866
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLFD	The Nasdaq Stock Market

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

☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 29, 2024
Common stock, par value $.01	14,706,671

CLEARFIELD, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2023 (Unaudited)	September 30, 2023
Assets
Current Assets
Cash and cash equivalents	$34,484	$37,827
Short-term investments	128,352	130,286
Accounts receivables, net	17,363	28,392
Inventories, net	94,613	98,055
Other current assets	1,806	1,695
Total current assets	276,618	296,255

Property, plant and equipment, net	22,870	21,527

Other Assets
Long-term investments	6,505	6,343
Goodwill	6,615	6,528
Intangible assets, net	5,982	6,092
Right-of-use lease assets	13,297	13,861
Deferred tax asset	2,754	3,039
Other	988	1,872
Total other assets	36,141	37,735
Total Assets	$335,629	$355,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,811	$3,737
Current maturities of long-term debt	2,214	2,112
Accounts payable	7,368	8,891
Accrued compensation	5,279	5,571
Accrued expenses	2,750	2,404
Factoring liability	3,532	6,289
Total current liabilities	24,954	29,004

Other Liabilities
Long-term portion of lease liability	9,973	10,629
Deferred tax liability	607	721
Total liabilities	35,534	40,354

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,939,671 and 15,254,725 shares issued and outstanding as of December 31, 2023 and Septembe 30, 2023, respectively	149	153
Additional paid-in capital	177,322	188,218
Accumulated other comprehensive loss	476	(544)
Retained earnings	122,148	127,336
Total shareholders’ equity	300,095	315,163
Total Liabilities and Shareholders’ Equity	$335,629	$355,517

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023 (Unaudited)	2022

Net sales	$34,230	$85,942

Cost of sales	29,533	55,293

Gross profit	4,697	30,649

Operating expenses
Selling, general and administrative	12,859	12,759
Income from operations	(8,162)	17,890

Net investment income	2,069	303
Interest expense	(126)	(243)

Income before income taxes	(6,219)	17,950

Income tax expense	(951)	3,695
Net income	$(5,268)	$14,255

Net income per share Basic	$(0.35)	$1.01
Net income per share Diluted	$(0.35)	$1.00

Weighted average shares outstanding:
Basic	15,212,945	14,165,550
Diluted	15,212,945	14,284,847

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023 (Unaudited)	2022

Comprehensive (loss) Income:
Net (loss) income	$(5,268)	$14,255
Other comprehensive income, net of tax
Unrealized gain on available-for-sale investments	291	141
Unrealized gain on foreign currency translation	729	1,024
Total other comprehensive income	1,020	1,165

Total comprehensive (loss) income	$(4,248)	$15,420

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

For three months ended December 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	1,271	-	-	1,271
Issuance of common stock under employee stock purchase plan	10	-	250	-	-	250
Issuance of common stock under equity compensation plans, net	120	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(236)	-	-	(236)
Repurchase of common stock	(436)	(4)	(12,181)	-	-	(12,185)
Adoption of new accounting pronouncement	-	-	-	-	80	80
Other comprehensive income	-	-	-	1,020	-	1,020
Net loss	-	-	-	-	(5,268)	(5,268)
Balance at December 31, 2023	14,939	$149	$177,322	$476	$122,148	$300,095

For three months ended December 31, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2022	13,819	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	660	-	-	660
Issuance of common stock under employee stock purchase plan	5	-	299	-	-	299
Issuance of common stock under equity compensation plans, net	18	-	954	-	-	954
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(10)	-	(954)	-	-	(954)
Exercise of stock options, net of shares exchanged for payment	6	-	(342)	-	-	(342)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,165	-	1,165
Net income	-	$-	$-	$-	$14,255	$14,255
Balance at December 31, 2022	15,218	$152	$185,404	$(733)	$109,058	$293,881

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(5,268)	$14,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,695	1,353
Gain on sale of property, plant, and equipment	(44)	-
Amortization of discount on investments	(1,160)	(218)
Deferred taxes	(320)	(80)
Stock-based compensation	1,271	660
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	11,750	(549)
Inventories, net	4,169	(6,505)
Other assets	815	(176)
Accounts payable and accrued expenses	(5,081)	(7,637)
Net cash provided by operating activities	7,827	1,103

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(2,412)	(2,213)
Purchases of investments	(47,748)	(98,881)
Proceeds from maturities of investments	51,068	-
Net cash provided by (used in) investing activities	908	(101,094)

Cash flows from financing activities
Repayment of long-term debt	-	(16,700)
Proceeds from issuance of common stock under employee stock purchase plan	250	299
Repurchase of shares for payment of withholding taxes	(236)	(954)
for stock grants
Tax withholding and proceeds related to exercise of stock options	-	(342)
Issuance of stock under equity compensation plans	-	954
Net proceeds from issuance of common stock	-	130,262
Repurchase of common stock	(12,185)	-
Net cash (used in) provided by financing activities	(12,171)	113,519

Effect of exchange rates on cash	93	135
(Decrease) increase in cash and cash equivalents	(3,343)	13,663
Cash and cash equivalents, beginning of year	37,827	16,650
Cash and cash equivalents, end of year	$34,484	$30,313

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$61	$-
Cash paid for interest	$86	$205
Non-cash financing activities
Cashless exercise of stock options	$-	$431

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) unaudited interim consolidated financial statements as of and for the three months ended December 31, 2023 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

Recently Adopted Accounting Pronouncements

On October 1, 2023, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2020-02 (collectively, Topic 326). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. The Company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost, which are primarily trade accounts receivable for the Company. Results for reporting periods beginning after October 1, 2023, are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The impact of adopting Topic 326 as of October 1, 2023, was not material to the consolidated financial statements.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three months ended December 31, 2023, and 2022:

	Three Months Ended December 31,
	2023	2022
Net (loss) income	$(5,268,000)	$14,255,000
Weighted average common shares	15,212,945	14,165,550
Dilutive potential common shares	-	119,297
Weighted average dilutive common shares outstanding	15,212,945	14,284,847
Net (loss) income per common share:
Basic	$(0.35)	$1.01
Diluted	$(0.35)	$1.00

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	December 31, 2023	September 30, 2023
Cash and cash equivalents:
Cash including money market accounts	$9,156	$11,360
Money market funds	25,328	26,467
Total cash and cash equivalents	$34,484	$37,827

Note 4. Investments

The Company invests in certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation ("FDIC") and United States Treasury securities with terms of not more than five years, as well as money market funds. The Company’s investment portfolio is classified as available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

As of December 31, 2023, available-for-sale investments consisted of the following:

	December 31, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$123,932	$30	$13	$123,949
Certificates of deposit	4,446	-	43	4,403
Investment securities – short-term	$128,378	$30	$56	$128,352
Long-Term
U.S Treasury securities	$6,728	$-	$448	$6,280
Certificates of deposit	248	-	23	225
Investment securities – long-term	$6,976	$-	$471	$6,505

As of September 30, 2023, available-for-sale investments consist of the following:

	September 30, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$122,534	$-	$143	$122,391
Certificates of deposit	8,014	-	119	7,895
Investment securities – short-term	$130,548	$-	$262	$130,286
Long-Term
U.S treasury securities	$6,719	$-	$596	$6,123
Certificates of deposit	248	-	28	220
Investment securities – long-term	$6,967	$-	$624	$6,343

As of December 31, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$38,207	$50	$6,280	$444
Certificates of deposit	245	-	4,384	65
Investment securities	$38,452	$50	$10,664	$509

As of September 30, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$112,908	$131	$15,606	$608
Certificates of deposit	245	-	7,870	147
Investment securities	$113,153	$131	$23,476	$755

As of December 31, 2023, there were 25 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2023, there were 42 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of December 31, 2023 and September 30, 2023, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government.

Note 5. Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the market price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of U.S. treasury securities and certificates of deposit based on valuations provided by an external pricing service, which obtains them from a variety of industry standard data providers.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of December 31, 2023, according to the three-level fair value hierarchy:

	Fair Value Measurements as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,328	$25,328	$-	$-
Total cash equivalents	$25,328	$25,328	$-	$-
Investment securities:
Certificates of deposit	$130,229	$-	$130,229	$-
U.S. Treasury securities	4,628	-	4,628	-
Total investment securities	$134,857	$-	$134,857	$-

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

During the three months ended December 31, 2023, and the year ended September 30, 2023, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the three months ended December 31, 2023, and the year ended September 30, 2023.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balances at September 30, 2023	$(682)	$138	$(544)
Other comprehensive income for the three months ended December 31, 2023	291	729	1,020
Balances at December 31, 2023	$(391)	$867	$476

Note 7. Stock-Based Compensation

The Company recorded $1,271,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2023. For the three months ended December 31, 2023, $1,227,000 of this expense is included in selling, general and administrative expense, and $44,000 is included in cost of sales. The Company recorded $660,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s ESPP for the three months ended December 31, 2022. For the three months ended December 31, 2022, $625,000 of this expense is included in selling, general and administrative expense, and $35,000 is included in cost of sales. As of December 31, 2023, $8,668,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the three months ended December 31, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 111,299 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.18 per share. During the three months ending December 31, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 15,020 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $104.36 per share.

The fair value of stock option awards during the three months ended December 31, 2023, was estimated as of the respective grant dates using the assumptions listed below:

Three months ended December 31, 2023
Dividend yield	0.00%
Expected volatility	61.71%
Risk-free interest rate	4.55%
Expected life (years)	3.5
Vesting period (years)	3

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

The following is a summary of stock option activity during the three months ended December 31, 2023:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2023	254,124	$37.04
Granted	111,299	26.18
Exercised	-	-
Forfeited or expired	(1,731)	41.64
Outstanding as of December 31, 2023	363,692	$33.69

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2023, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.14 years and their aggregate intrinsic value was $1,258,000.

Restricted Stock

During the three months ended December 31, 2023, the Company granted employees restricted stock awards totaling 121,884 shares of common stock, with a vesting term of approximately three years and a fair value of $26.18 per share based on the stock price on the grant date. During the three months ended December 31, 2022, the Company granted employees restricted stock awards totaling 8,686 shares of common stock, with a vesting term of approximately three years and a fair value of $104.36 per share.

Restricted stock transactions during the three months ended December 31, 2023, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2023	90,575	$49.92
Granted	121,884	26.18
Vested	(30,422)	52.67
Forfeited	(2,017)	35.26
Unvested as of December 31, 2023	180,020	$32.32

Performance Stock

During the three months ended December 31, 2023, the Company granted 47,745 performance stock units which entitles the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2024 performance goal. The Company has determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of December 31, 2023, the Company believes it is probable that these performance stock unit awards will vest and compensation expense has been recognized ratably over the performance period based on our estimated achievement of the established performance criteria. The Company did not issue any performance stock units in the three months ended December 31, 2022.

Bonus Stock

The Company did not issue any bonus stock in the three months ended December 31, 2023. During the three months ended December 31, 2022, the Company granted employees an aggregate of 9,144 shares of stock as a discretionary bonus to pay the incentive compensation earned for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2023, employees purchased 10,104 shares at a price of $24.72 per share. After the employee purchase on December 31, 2023, 158,147 shares of common stock were available for future purchase under the ESPP.

Note 8. Revenue

Revenue Recognition

Net sales include products and shipping and handling charges. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with substantially all revenue recognized at the point in time the customer obtains control of the products. The Company recognizes revenue, including shipping and handling charges, at the time the products are delivered to or picked up by the customer. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in Europe, the Caribbean, Canada, Central and South America.

Revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2023	2022
United States	$27,561	$75,737
All other countries	6,669	10,205
Total Net Sales	$34,230	$85,942

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
	2023	2022
Broadband service providers	93%	97%
Other customers	7%	3%
Total Net Sales	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers, also referred to as Tier 1 customers; Large Regional Service Providers with a national footprint; multiple system operators (“MSO’s”), which include cable television companies; and international customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (“CECL”). Upon adoption of the CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of December 31, 2023, the Company’s allowance for credit losses was $0.

As of September 30, 2023, prior to the adoption of CECL, the Company’s allowance for doubtful accounts was $79,000. Upon the adoption of CECL, the prior allowance for doubtful accounts was recorded as a benefit to beginning retained earnings.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended December 31, 2023, the Company had two customers that comprised 19% and 16% of the Company’s net sales, respectively. Both customers are distributors. For the three months ended December 31, 2022, one customer comprised 15% of the Company’s net sales. This customer is a distributor.

As of December 31, 2023, two customers account for 23% and 18% of accounts receivable, respectively. These customers are distributors. As of September 30, 2023, three customers account for 16%, 13%, and 11% of accounts receivable. These customers are distributors.

Note 10. Inventories

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

(In thousands)	December 31, 2023	September 30, 2023
Raw materials	$68,755	$73,657
Work-in-process	2,752	1,462
Finished goods	33,033	29,696
Inventories, gross	104,540	104,815
Inventory reserve	(9,927)	(6,760)
Inventories, net	$94,613	$98,055

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on the Company’s usage and inventory age, relative to historical experience.

Note 11. Goodwill and Intangibles

The Company tests Goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of goodwill. During the three months ended December 31, 2023, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2023, the Company has 48 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of our intangible assets. During the three months ended December 31, 2023, there were no triggering events that indicate potential impairment exists.

Note 12. Segment Reporting

The Company’s reportable segments are based on the Company’s method of internal reporting. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is defined based in part on the reporting and review process used by the Company’s Chief Executive Officer.

The Company has two reportable segments: (1) Clearfield; and (2) Nestor Cables. Clearfield’s Finnish holding company, Clearfield Finland Oy, purchased Nestor Cables Oy, including its Estonian subsidiary, Nestor Cables Baltics OÜ, on July 26, 2022. These entities comprise the Nestor Cables Segment.

The following table summarizes the amounts between the two reportable segments for the three months ended December 31, 2023:

	Three months ended December 31, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$28,101	$6,129	$-	$34,230
Revenue from internal customers (Clearfield, Inc.)	-	883	(883)	-
Net investment income	2,127	2	(60)	2,069
Interest expense	-	184	(58)	126
Depreciation and amortization	1,340	355	-	1,695
Stock based compensation	1,222	49	-	1,271
Income taxes	(583)	(368)	-	(951)
Net loss	(3,383)	(1,759)	(126)	(5,268)
Capital expenditures	1,227	1,125	-	2,352

The following table summarizes the amounts between the two reportable segments for the three months ended December 31, 2022:

	Three months ended December 31, 2022
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$78,355	$7,587	$-	$85,942
Revenue from internal customers (Clearfield, Inc.)	-	1,186	(1,186)	-
Net investment income	301	2	-	303
Interest expense	170	73	-	243
Depreciation and amortization	1,009	344	-	1,353
Stock based compensation	660	-	-	660
Income taxes	3,773	(78)	-	3,695
Net income (loss)	14,718	(310)	(153)	14,255
Capital expenditures	1,787	198	-	1,984

The following table summarizes the amounts between the two reportable segments as of December 31, 2023, and December 31, 2022:

	December 31, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$1,906	$-	$6,615
Total assets	$320,089	$39,713	$(24,173)	$335,629

	December 30, 2022
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$1,839	$-	$6,545
Total assets	$344,465	$34,692	$(17,360)	$351,797

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing.  Nestor Cables has a total factoring liability of $3,532,000 as of December 31, 2023. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.8 million as of December 31, 2023). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended December 31, 2023, was 5.21%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three months ended December 31, 2023, the Company recorded an income tax benefit of $951,000, reflecting an effective tax rate of 15.3%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2023, was primarily related to excess tax shortfall from vesting of restricted stock, and research and development credits.

For the three months ended December 31, 2022, the Company recorded income tax expense of $3,695,000, reflecting an effective tax rate of 20.6%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2022, was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, foreign derived intangibles income (FDII) deduction, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2023, and September 30, 2023 a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2023, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The lease term is ten years and two months, ending on February 28, 2025, and is renewable. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease term commenced in March 2022 and is seven years, of which five years are mandatory2. The lease contains written options to renew for two additional consecutive periods of five years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

The Company leases a 105,000 square foot warehouse in Brooklyn Park, Minnesota. The lease term commenced in March 2022 and is five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

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

Nestor Cables leases an approximately 49,000 square foot manufacturing facility in Tabasalu, Estonia, which is utilized for the operations of Nestor Cables Baltics. Additionally, the lease grants Nestor Cables the option to lease an expansion facility that is to be constructed no later than December 2024. The expansion facility will be constructed on the same premises as the existing facility. Nestor exercised the option to lease the expansion and the lease term of the existing facility became 10 years.

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

Operating lease expense within:	Three Months Ended December 31,
(in thousands)	2023	2022
Cost of sales	$1,057	$1,368
Selling, general and administrative	77	203
Total lease expense	$1,134	$1,571

Future maturities of lease liabilities were as follows as of December 31, 2023 (in thousands):

FY2024(Remaining)	$2,967
FY2025	3,965
FY2026	3,261
FY2027	1,590
FY2028	402
Thereafter	2,932
Total lease payments	15,117
Less: Interest	(1,334)
Present value of lease liabilities	$13,784

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2023, were 4.94 years and 3.79%, respectively, compared to 3.79 years and 3.22%, respectively, as of December 31, 2022. For the three months ended December 31, 2023, the operating cash outflows from the Company’s leases was $1,042,000 compared to $946,000 for the three months ended December 31, 2022.

Note 16. Debt

In April 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of December 31, 2023, the outstanding balance on the revolving line of credit was zero and the interest rate was 7.19%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of December 31, 2023, the Company was in compliance with all covenants. The line of credit is collateralized by Clearfield, Inc.’s assets of $320,089,000 as of December 31, 2023.

During March 2021, Nestor Cables entered into a loan agreement, providing a $2 million senior loan with a term of three years. The Finland National Emergency Supply Agency (“NESA”) pays the interest, capped at 5% with the interest to be paid by NESA when the loan is used for stockpiling purposes and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan is due on March 31, 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than stockpiling, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of December 31, 2023, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s consolidated statement of earnings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify these forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties.  Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2023 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2023, and 2022 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2023.

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

Nestor Cables Operating Segment

As of July 26, 2022, Clearfield through its Finnish subsidiary, Clearfield Finland Oy, acquired Nestor Cables Oy. Nestor Cables is based in Oulu, Finland, with operations in Keila, Estonia through its wholly owned subsidiary, Nestor Cables Baltics OÜ. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Prior to our acquisition, Nestor Cables had been a supplier to Clearfield for over a decade and that relationship continued following the closing of the acquisition. Nestor has two types of production processes, the process of making cable in its Finland facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors and directly to end users. Nestor Cables is subject to Finnish government regulation, and Nestor Cables Baltics is subject to Estonian government regulation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2023, VS. THREE MONTHS ENDED DECEMBER 31, 2022

Net sales for the first quarter of fiscal 2024 ended December 31, 2023, were $34,230,000, a decrease of approximately 60%, or $51,712,000, from net sales of $85,942,000 for the first quarter of fiscal 2023. Net sales to Broadband Service Providers were $31,915,000 in the first quarter of fiscal 2024 versus $83,626,000 in the same period of fiscal 2023. Net sales to other customers were $2,376,000 in the first quarter of 2024 versus $2,315,000 in the same period of fiscal 2023. In addition, the Company recorded $6,669,000 in international sales for the first quarter of 2024 versus $10,204,000 in the same period of fiscal 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 19% and 12% of total net sales for the first quarter of 2024 and 2023, respectively.

The decrease in net sales for the quarter ended December 31, 2023, of $51,712,000 compared to the quarter ended December 31, 2022, was primarily driven by decreased sales to Community Broadband Service Providers of $24,589,000 or 67%, MSO customers of $15,581,000 or 75%, Large Regional customers of $6,873,000 or 47%, and International customers of $3,535,000 or 35%. The decrease in sales across these markets for the quarter ended December 31, 2023, as compared to the quarter ended December 31, 2022, is due to a lull in demand as customers digest previously purchased products.

Order backlog for the first quarter of 2024 was $43,451,000, a decrease of 24% compared to $57,285,000 as of September 30, 2023, and a decrease of $92,818,000, or 68%, from December 31, 2022. The sequential decrease was also due to the lull in demand as customers digest previously purchased products as well as winter seasonality.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the first quarter of 2024 was $29,533,000, a decrease of $25,760,000, or 47%, from $55,293,000 in the comparable period of fiscal 2023. Gross profit percent was 13.7% of net sales in the first quarter of 2024, a decrease from 35.7% of net sales for the first quarter of 2023. Gross profit decreased $25,952,000 or 84.7%, to $4,696,000 for the three months ended December 31, 2023, from $30,649,000 in the comparable period in fiscal 2023. The Company continues to realign capacity to current market conditions. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand and winter seasonality. The Company’s gross profit was also negatively impacted by an increase in inventory reserves of $3,376,000 during the first quarter of fiscal 2024. Inventory reserves are primarily due to excess inventory due to the lull in demand while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase, and ongoing cost reduction measures are realized.

Selling, general and administrative expenses remained relatively consistent, increasing $100,000 or 1%, to $12,859,000 in the first quarter of 2024 from $12,759,000 for the first quarter of 2023.

Loss from operations for the quarter ended December 31, 2023, was $8,162,000 compared to income from operations of $17,890,000 for the comparable quarter of fiscal 2023, a decrease of approximately 146%. The decrease is the result of decreased net sales and gross profit margin.

Net investment income for the quarter ended December 31, 2023, was $2,069,000 compared to $303,000 for the comparable quarter for fiscal 2023. The increase in interest income is due to a higher average investments balance and higher interest rates earned. The higher investments balance is a result of the Company’s capital raise of approximately $130,000,000 completed in the first fiscal quarter of 2023.

Interest expense for the quarter ended December 31, 2023, was $126,000, compared to $243,000 for the comparable period of fiscal 2023. The decrease was due to repayment of the Company’s line of credit which was drawn on for the acquisition of Nestor Cables in the prior period, following the Company’s secondary offering.

We recorded an income tax benefit of $951,000 and an income tax expense of $3,695,000 for the three months ended December 31, 2023, and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $4,646,000 in the first quarter of fiscal 2024 from the first quarter of fiscal 2023 is primarily due to decreased income from operations. The income tax expense rate for the first quarter of fiscal 2024 decreased to 15.3% from 20.6% recorded in the first quarter of fiscal 2023 due to decreased pretax book income and increased permanent nondeductible items and discrete events during the quarter, including excess tax shortfall from vesting of restricted stock, and research and development credits.

The Company’s net loss for the three months ended December 31, 2023, was $5,268,000, or $0.35 per basic and diluted share. The Company’s net income for the three months ended December 31, 2022, was $14,255,000, or $1.01 per basic share or $1.00 per diluted share. The decrease in basic and diluted earnings per share for the three months ended December 31, 2023, as compared to December 31, 2022, was due to lower net income, partially offset by the higher number of diluted shares for the first quarter of fiscal 2024 of 15,212,945 as compared to 14,284,847 for the first quarter of fiscal 2023.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the first quarter of fiscal year 2024, net sales from the Clearfield segment comprised 82% of the Company’s total net sales.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the first quarter of fiscal year 2024, net sales from the Nestor Cables segment comprised 18% of the Company’s total net sales.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three months ended:

(In thousands)	December 31, 2023	December 31, 2022
Segment net sales	$28,101	$78,355
Segment net (loss) income	(3,383)	14,718

Net sales in the Clearfield segment decreased 64%, or $50,254,000, for the quarter ended December 31, 2023, as compared to the quarter ended December 31, 2022, resulting from decreased sales to its Community Broadband, MSO/Cable TV, and Large Regional customers as these customers work to digest inventory that was purchased previously.

Net income in the Clearfield segment for the quarter ended December 31, 2023, decreased 123%, or $18,101,000, as compared to the quarter ended December 31, 2022, driven by the changes in sales outlined above, as well as lower gross profit margin which was negatively affected by the buildup in capacity that was not utilized.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three months:

(In thousands)	December 31, 2023	December 31, 2022
Segment net external sales	$6,129	$7,587
Segment net loss	$(1,975)	$(310)

Net sales in the Nestor Cables segment decreased 19%, or $1,458,000, for the quarter ended December 31, 2023, as compared to the quarter ended December 31, 2022, excluding sales to the Clearfield Segment.

Net loss in the Nestor Cables segment for the quarter ended December 31, 2023, increased 537%, or $1,665,000, as compared to the quarter ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, our principal source of liquidity was our cash, cash equivalents, and short-term investments.  Those sources total $162,836,000 as of December 31, 2023, compared to $168,113,000 as of September 30, 2023.  Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of December 31, 2023. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. Investments considered long-term were $6,505,000 as of December 31, 2023, compared to $6,343,000 as of September 30, 2023. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of December 31, 2023, our cash, cash equivalents, and short-term and long-term investments totaled $169,342,000, compared to $174,456,000 as of September 30, 2023.

We believe our existing cash equivalents, short-term investments, and line of credit facility along with cash flow from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.  The Company intends on utilizing its available cash and assets primarily for its continued organic growth, potential future strategic transactions, and the Company’s share repurchase program.

Operating Activities

Net cash provided by operating activities totaled $7,827,000 for the three months ended December 31, 2023. This consisted of a net loss of $5,268,000, non-cash expenses for depreciation and amortization of $1,695,000, stock-based compensation of $1,271,000 and amortization of discounts on investments of $1,160,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in accounts receivable of $11,750,000, and a decrease in inventory of $4,169,000. The decrease in accounts receivable is due to the decrease in sales volume in the first quarter of fiscal 2024. Days sales outstanding, which measures how quickly receivables are collected, decreased 6 days to 47 days as of December 31, 2023, compared to 53 days from September 30, 2023. The decrease in inventory is due to decreased inventory purchases in the first quarter for fiscal 2024 as the Company utilizes inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $5,081,000, due to the timing of payments to vendors and lower inventory purchases in the first quarter for fiscal 2024.

Net cash provided by operating activities totaled $1,103,000 for the three months ended December 31, 2022. This was primarily due to net income of $14,255,000, non-cash expenses for depreciation and amortization of $1,353,000, and stock-based compensation of $660,000 in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $7,637,000 and an increase in inventory of $6,505,000. The decrease in accounts payable and accrued expenses is due to the timing of payments to vendors. The Company increased stocking levels of inventory during the quarter ending December 31, 2022, to support the Company’s sales order backlog, as well as provide for safety stock for anticipated demand considering current long lead times for components and transportation within the global supply chain.  Days sales outstanding, which measures how quickly receivables are collected, increased 7 days to 59 days as of December 31, 2022, compared to 52 days from September 30, 2022.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the three months ended December 31, 2023, we received proceeds from the maturity of investment securities of $51,068,000 and used cash to purchase $47,748,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,412,000 of cash during the three months ended December 31, 2023.

During the three months ended December 31, 2022, we used cash to purchase $98,881,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,213,000 of cash during the three months ended December 31, 2022.

Financing Activities

For the three months ended December 31, 2023, we used cash to repurchase $12,185,000 of our common stock on the open market under our stock repurchase program. We received $250,000 from employees’ participation and purchase of stock through our ESPP and used $236,000 for payment of withholding taxes for vesting of restricted stock grants.

For the three months ended December 31, 2022, we received $130,262,000 of net proceeds through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $299,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to issuance of stock as payment for incentive compensation previously earned, we used $342,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $954,000 for payment of withholding taxes for stock grants. We did not repurchase common stock under our share repurchase program in the three months ended December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting estimates. The accounting estimates considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective, and complex judgments include the fair value of investments, stock-based compensation, and valuation of inventory, long-lived assets, finite lived intangible assets and goodwill.

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.  Management made no changes to the Company’s critical accounting estimates during the quarter ended December 31, 2023.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information.  Changes in these estimates did not have a significant impact on earnings for the quarter ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes in information that would have been provided in the context of Item 3 for the quarter ended December 31, 2023.

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses for the three months ended December 31, 2023, would have increased, or decreased by approximately $220,000 or approximately 2%. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended December 31, 2023, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended December 31, 2023, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2023	-	-	-	$14,980,671
November 1-30, 2023	115,025	$26.75	106,000	30,140,356
December 1-31, 2023	330,000	27.97	330,000	20,909,578
Total	445,025	$27.69	436,000	$20,909,578

(1)     Effective November 7, 2023, the Company’s board of directors increased the share repurchase program to an aggregate of $40 million from the prior $22 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 25, 2016.)

10.1 – Form of Performance Stock Unit Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Earnings for the three months ended December 31, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 5, 2024	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 5, 2024	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)