Form 10-Q
period 2024-03-31
Clearfield, Inc.
filed 2024-05-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of May 1, 2024
Common stock, par value $.01	14,233,283

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	March 31, 2024 (Unaudited)	September 30, 2023
Assets
Current Assets
Cash and cash equivalents	$15,818	$37,827
Short-term investments	127,089	130,286
Accounts receivables, net	21,899	28,392
Inventories, net	83,985	98,055
Other current assets	8,641	1,695
Total current assets	257,432	296,255

Property, plant and equipment, net	22,434	21,527

Other Assets
Long-term investments	6,523	6,343
Goodwill	6,568	6,528
Intangible assets, net	6,219	6,092
Right-of-use lease assets	12,394	13,861
Deferred tax asset	2,842	3,039
Other	991	1,872
Total other assets	35,537	37,735
Total Assets	$315,403	$355,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,761	$3,737
Current maturities of long-term debt	2,159	2,112
Accounts payable	5,914	8,891
Accrued compensation	5,871	5,571
Accrued expenses	2,740	2,404
Factoring liability	5,931	6,289
Total current liabilities	26,376	29,004

Other Liabilities
Long-term portion of lease liability	9,098	10,629
Deferred tax liability	721	721
Total liabilities	36,195	40,354

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares
issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value;
14,409,995 and 15,254,725 shares issued and outstanding
as of March 31, 2024 and September 30, 2023, respectively	144	153
Additional paid-in capital	162,697	188,218
Accumulated other comprehensive income (loss)	130	(544)
Retained earnings	116,237	127,336
Total shareholders’ equity	279,208	315,163
Total Liabilities and Shareholders’ Equity	$315,403	$355,517

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net sales	$36,910	$71,809	$71,140	$157,751

Cost of sales	34,078	48,246	63,611	103,539

Gross profit	2,832	23,563	7,529	54,212

Operating expenses
Selling, general and administrative	12,573	11,508	25,432	24,266
(Loss) Income from operations	(9,741)	12,055	(17,903)	29,946

Net investment income	1,849	1,395	3,918	1,698
Interest expense	(102)	(112)	(228)	(356)

(Loss) Income before income taxes	(7,994)	13,338	(14,213)	31,288

Income tax (benefit) expense	(2,083)	2,974	(3,034)	6,669
Net (loss) income	$(5,911)	$10,364	$(11,179)	$24,619

Net (loss) income per share Basic	(0.40)	0.67	(0.75)	1.68
Net (loss) income per share Diluted	$(0.40)	$0.67	$(0.75)	$1.67

Weighted average shares outstanding:
Basic	14,629,489	15,233,848	14,922,811	14,693,829
Diluted	14,629,489	15,260,769	14,922,811	14,766,938

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Comprehensive (loss) income:
Net (loss) income	$(5,911)	$10,364	$(11,179)	$24,619
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale investments	(45)	197	245	339
Unrealized (loss) gain on foreign currency translation	(301)	302	429	1,326
Total other comprehensive (loss) income	(346)	499	674	1,665

Total comprehensive (loss) income	$(6,257)	$10,863	$(10,505)	$26,284

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the three months ended March 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2023	14,939	$149	$177,322	$476	$122,148	$300,095
Stock-based compensation expense	-	-	1,012	-	-	1,012
Issuance of common stock under equity compensation plans, net	14	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(4)	-	-	(4)
Repurchase of common stock	(544)	(5)	(15,624)	-	-	(15,629)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Other comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,911)	(5,911)
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208

For the three months ended March 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2022	15,218	$152	$185,404	$(733)	$109,058	$293,881
Stock-based compensation expense	-	-	784	-	-	784
Issuance of common stock under equity compensation plans, net	33	1	-	-	-	1
Exercise of stock options, net of shares exchanged for payment	3	-	(130)	-	-	(130)
Other comprehensive income	-	-	-	499	-	499
Net income	-	-	-	-	10,364	10,364
Balance at March 31, 2023	15,255	$153	$186,058	$(234)	$119,422	$305,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the six months ended March 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,255	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	2,284	-	-	2,284
Issuance of common stock under employee stock purchase plan	10	-	250	-	-	250
Issuance of common stock under equity compensation plans, net	132	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(240)	-	-	(240)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of common stock	(979)	(10)	(27,804)	-	-	(27,814)
Adoption of new accounting pronouncement	-	-	-	-	80	80
Other comprehensive income	-	-	-	674	-	674
Net loss	-	-	-	-	(11,179)	(11,179)
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208

For the six months ended March 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2022	13,818	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	1,444	-	-	1,444
Issuance of common stock under employee stock purchase plan	5	-	299	-	-	299
Issuance of common stock under equity compensation plans, net	51	1	954	-	-	954
Exercise of stock options, net of shares exchanged for payment	10	-	(471)	-	-	(471)
Repurchase of shares for payment of withholding taxes for stock grants	(10)	-	(954)	-	-	(954)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,665	-	1,665
Net income	-	-	-	-	24,619	24,619
Balance at March 31, 2023	15,255	$153	$186,058	$(234)	$119,422	$305,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(11,179)	$24,619
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,572	2,822
Amortization of discount on investments	(2,196)	(1,139)
Deferred taxes	(195)	(35)
Stock-based compensation	2,284	1,444
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	6,600	16,353
Inventories, net	14,414	(17,243)
Other assets	(5,951)	(2,407)
Accounts payable and accrued expenses	(2,752)	(14,273)
Net cash provided by operating activities	4,597	10,141

Cash flows from investing activities
Purchases of property, plant and equipment, and intangible assets	(4,389)	(4,797)
Purchases of investments	(47,748)	(99,126)
Proceeds from sales and maturities of investments	53,293	100,743
Net cash provided by (used in) investing activities	1,156	(3,180)

Cash flows from financing activities
Repayment of long-term debt	-	(16,700)
Proceeds from issuance of common stock under employee stock purchase plan	250	299
Repurchase of shares for payment of withholding taxes for stock grants	(240)	(954)
Tax withholding and proceeds related to exercise of stock options	(9)	(471)
Issuance of stock under equity compensation plans	-	954
Net proceeds from issuance of common stock	-	130,262
Repurchase of common stock	(27,814)	-
Net cash (used in) provided by financing activities	(27,813)	113,390

Effect of exchange rates on cash	51	80
(Decrease) increase in cash and cash equivalents	(22,009)	120,431
Cash and cash equivalents, beginning of period	37,827	16,650
Cash and cash equivalents, end of period	$15,818	$137,081

Supplemental disclosures for cash flow information
Cash paid for income taxes	$157	$10,211
Cash paid for interest expense	$172	$266
Non-cash financing activities
Cashless exercise of stock options	$19	$510

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) unaudited interim consolidated financial statements as of and for the three and six months ended March 31, 2024 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard on October 1, 2024 and filings thereafter.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective for the Company on a prospective basis, although retrospective application is permitted, as of October 1, 2024 for the annual period. Early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard on October 1, 2024 and filings thereafter.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and six months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except for share data)	2024	2023	2024	2023
Net (loss) income	$(5,911)	$10,364	$(11,179)	$24,619
Weighted average common shares	14,629,489	15,233,848	14,922,811	14,693,829
Dilutive potential common shares	-	26,921	-	73,109
Weighted average dilutive common shares outstanding	14,629,489	15,260,769	14,922,811	14,766,938
Net (loss) income per common share:
Basic	$(0.40)	$0.67	$(0.75)	$1.68
Diluted	$(0.40)	$0.67	$(0.75)	$1.67

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	March 31, 2024	September 30, 2023
Cash and cash equivalents:
Cash, including money market accounts	$2,893	$11,360
Money market funds	12,925	26,467
Total cash and cash equivalents	$15,818	$37,827

Note 4. Investments

The Company invests in certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury securities with terms of not more than five years, as well as money market funds. The Company’s investment portfolio is classified as available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

As of March 31, 2024, available-for-sale investments consisted of the following:

	March 31, 2024
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$124,960	$1	$(81)	$124,880
Certificates of deposit	2,221	-	(12)	2,209
Investment securities – short-term	$127,181	$1	$(93)	$127,089
Long-Term
U.S Treasury securities	$6,737	$-	$(442)	$6,295
Certificates of deposit	248	-	(20)	228
Investment securities – long-term	$6,985	$-	$(462)	$6,523

As of September 30, 2023, available-for-sale investments consist of the following:

	September 30, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$122,534	$-	$(143)	$122,391
Certificates of deposit	8,014	-	(119)	7,895
Investment securities – short-term	$130,548	$-	$(262)	$130,286
Long-Term
U.S treasury securities	$6,719	$-	$(596)	$6,123
Certificates of deposit	248	-	(28)	220
Investment securities – long-term	$6,967	$-	$(624)	$6,343

As of March 31, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$124,880	$(84)	$6,295	$(438)
Certificates of deposit	245	-	2,192	(32)
Investment securities	$125,125	$(84)	$8,487	$(470)

As of September 30, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$112,908	$(131)	$15,606	$(608)
Certificates of deposit	245	-	7,870	(147)
Investment securities	$113,153	$(131)	$23,476	$(755)

As of March 31, 2024, there were 18 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2023, there were 42 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of March 31, 2024 and September 30, 2023, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and the U.S. federal government.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of March 31, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of March 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,925	$12,925	$-	$-
Total cash equivalents	$12,925	$12,925	$-	$-
Investment securities:
Certificates of deposit	$2,437	$-	$2,437	$-
U.S. Treasury securities	131,175	-	131,175	-
Total investment securities	$133,612	$-	$133,612	$-

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

During the three and six months ended March 31, 2024, and the year ended September 30, 2023, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the three or six months ended March 31, 2024, and the year ended September 30, 2023.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2023	$(682)	$138	$(544)
Other comprehensive income for the three months ended December 31, 2023	291	729	1,020
Balances at December 31, 2023	$(391)	$867	$476
Other comprehensive (loss) for the three months ended March 31, 2024	(45)	(301)	(346)
Balances at March 31, 2024	$(436)	$566	$130

Note 7. Stock-Based Compensation

The Company recorded $1,012,000 and $2,284,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2024. For the three months ended March 31, 2024, $952,000 of this expense is included in selling, general and administrative expense, and $60,000 is included in cost of sales. For the six months ended March 31, 2024, $2,180,000 of this expense is included in selling, general and administrative expense, and $104,000 is included in cost of sales. The Company recorded $784,000 and $1,444,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2023. For the three months ended March 31, 2023, $736,000 of this expense is included in selling, general and administrative expense, and $48,000 is included in cost of sales. For the six months ended March 31, 2023, $1,361,000 of this expense is included in selling, general and administrative expense, and $83,000 is included in cost of sales. As of March 31, 2024, $6,779,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.6 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the six months ended March 31, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 111,299 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.18 per share. During the six months ended March 31, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 19,084 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $95.06 per share.

The fair value of stock option awards during the six months ended March 31, 2024, was estimated as of the respective grant dates using the assumptions listed below:

Six months ended March 31, 2024
Dividend yield	0.00%
Expected volatility	61.71%
Risk-free interest rate	4.55%
Expected life	3.5 years
Vesting period	3 years

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

The following is a summary of stock option activity during the six months ended March 31, 2024:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2023	254,124	$37.04
Granted	111,299	26.18
Exercised	(1,501)	12.40
Forfeited or expired	(4,345)	38.13
Outstanding as of March 31, 2024	359,577	$33.77

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2024, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.92 years and their aggregate intrinsic value was $1,452,000.

Restricted Stock

During the six months ended March 31, 2024, the Company granted employees restricted stock awards totaling 136,157 shares of common stock, with a vesting term of approximately three years and a fair value of $29.63 per share based on the stock price on the grant date. During the six months ended March 31, 2023, the Company granted employees restricted stock awards totaling 34,674 shares of common stock, with a vesting term of approximately three years and a fair value of $72.26 per share.

Restricted stock transactions during the six months ended March 31, 2024, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2023	90,575	$49.92
Granted	136,157	26.43
Vested	(37,569)	54.35
Forfeited	(2,967)	31.48
Unvested as of March 31, 2024	186,196	$30.98

Performance Stock

During the six months ended March 31, 2024, the Company granted 47,745 performance stock units which entitles the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2024 performance goal. The Company has determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of March 31, 2024, the Company does not believe it is probable that these performance stock unit awards will vest based on achievement of established performance criteria, and previously recognized compensation expense related to these awards has been reversed to $0. The Company did not issue any performance stock units in the six months ended March 31, 2023.

Bonus Stock

The Company did not issue any bonus stock in the six months ended March 31, 2024. During the six months ended March 31, 2023, the Company granted employees an aggregate of 9,144 shares of stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

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

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
United States	$26,963	$58,671	$54,524	$134,409
All other countries	9,947	13,138	16,616	23,342
Total Net Sales	$36,910	$71,809	$71,140	$157,751

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Broadband service providers	93%	96%	93%	97%
Other customers	7%	4%	7%	3%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (“CECL”). Upon adoption of the CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of March 31, 2024, the Company’s allowance for credit losses was $0.

As of September 30, 2023, prior to the adoption of CECL, the Company’s allowance for doubtful accounts was $79,000. Upon the adoption of CECL, the prior allowance for doubtful accounts was recorded as a benefit to beginning retained earnings.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended March 31, 2024, the Company had two customers that comprised 15% and 11% of the Company’s net sales, respectively. Both customers are distributors. For the six months ended March 31, 2024, the Company had two customers that comprised 17% and 14% of the Company’s net sales, respectively. Both customers are distributors.

For the three months ended March 31, 2023, the Company had one customer that comprised 17% of the Company’s net sales. That customer is a distributor. For the six months ended March 31, 2023, the Company had one customer that comprised 16% of the Company’s net sales. That customer is a distributor.

As of March 31, 2024, three customers account for 15%, 13% and 10% of accounts receivable, respectively. These customers are all distributors. As of September 30, 2023, three customers accounted for 16%, 13%, and 11% of accounts receivable, respectively. These customers are also distributors.

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

(In thousands)	March 31, 2024	September 30, 2023
Raw materials	$64,830	$73,657
Work-in-process	2,052	1,462
Finished goods	31,653	29,696
Inventories, gross	98,535	104,815
Inventory reserve	(14,550)	(6,760)
Inventories, net	$83,985	$98,055

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on the Company’s usage and inventory age, relative to historical experience.

Note 11. Goodwill and Intangibles

The Company tests Goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of goodwill. During the six months ended March 31, 2024, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2024, the Company has 51 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of our intangible assets. During the six months ended March 31, 2024, there were no triggering events that indicate potential impairment exists.

Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2024 and September 30, 2023 were as follows:

(In thousands)	March 31, 2024	September 30, 2023
Goodwill	$6,568	$6,528
Other intangibles, net	6,219	6,092
Total goodwill and other intangibles, net	$12,787	$12,620

The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2024 and March 31, 2023 were as follows:

(In thousands)	Clearfield, Inc.	Nestor	Total
Balance as of September 30, 2023	$4,708	$1,820	$6,528
Currency translation effect on foreign goodwill balances	-	40	40
Balance as of March 31, 2024	$4,708	$1,860	$6,568

The components of other intangible assets were as follows:

	March 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	$4,845	$1,715	$3,130
Certifications	584	334	250
Trademarks	1,290	682	608
Patents	1,172	192	980
Developed technology	295	-	295
Other	6	6	-
Software	3,292	2,336	956
Totals	$11,484	$5,265	$6,219

	September 30, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	$4,894	$1,582	$3,312
Certifications	584	267	317
Trademarks	1,333	700	633
Patents	1,119	165	954
Developed technology	311	22	289
Other	6	6	-
Software	2,613	2,026	587
Totals	$10,860	$4,768	$6,092

Amortization expense related to these assets was $663,000 and $555,000 for the six months ended March 31, 2024 and March 31, 2023, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2024 (remaining)	$653
FY 2025	953
FY 2026	678
FY 2027	393
FY 2028	373
Thereafter	3,169
Total	$6,219

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

The following table summarizes the amounts between the two reportable segments for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$27,600	$9,310	$-	$36,910
Revenue from internal customers (Clearfield, Inc.)	-	218	(218)	-
Net investment income	1,906	2	(59)	1,849
Interest expense	-	161	(59)	102
Depreciation and amortization	1,551	369	-	1,920
Stock based compensation	940	72	-	1,012
Income tax benefit	(1,825)	(258)	-	(2,083)
Net income (loss)	(5,001)	(913)	3	(5,911)
Capital expenditures	1,806	165	-	1,971

	Six months ended March 31, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$55,700	$15,440	$-	$71,140
Revenue from internal customers (Clearfield, Inc.)	-	1,101	(1,101)	-
Net investment income	4,032	4	(118)	3,918
Interest expense	-	346	(118)	228
Depreciation and amortization	2,848	724	-	3,572
Stock based compensation	2,161	123	-	2,284
Income tax benefit	(2,408)	(626)	-	(3,034)
Net loss	(8,384)	(2,673)	(122)	(11,179)
Capital expenditures	3,093	1,296	-	4,389

	Three months ended March 31, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$60,451	$11,358	$-	$71,809
Revenue from internal customers (Clearfield, Inc.)	-	1,737	(1,737)	-
Net investment income	1,394	1	-	1,395
Interest expense	-	112	-	112
Depreciation and amortization	1,099	359	-	1,458
Stock based compensation	784	-	-	784
Income taxes	2,873	101	-	2,974
Net income (loss)	10,395	402	(433)	10,364
Capital expenditures	2,481	98	-	2,579

	Six months ended March 31, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$138,806	$18,945	$-	$157,751
Revenue from internal customers (Clearfield, Inc.)	-	2,923	(2,923)	-
Net investment income	1,694	4	-	1,698
Interest expense	170	186	-	356
Depreciation and amortization	2,110	712	-	2,822
Stock based compensation	1,444	-	-	1,444
Income taxes	6,646	23	-	6,669
Net income (loss)	25,113	92	(586)	24,619
Capital expenditures	4,490	308	-	4,798

The following table summarizes the amounts between the two reportable segments as of March 31, 2024 and as of September 30, 2023:

	March 31, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$1,859	$-	$6,568
Total assets	$297,981	$40,960	$(23,538)	$315,403

	As of September 30, 2023
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,819	$-	$6,528
Total assets	$335,412	$43,550	$(23,445)	$355,517

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $5,931,000 as of March 31, 2024. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.5 million as of March 31, 2024). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended March 31, 2024, was 5.34%. The average interest rate for the six months ended March 31, 2024, was 6.53%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and six months ended March 31, 2024, the Company recorded an income tax benefit of $2,083,000 and $3,034,000, reflecting an effective tax rate of 26.1% and 21.3%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2024, was primarily due to decreased pretax book income and discrete events during the quarter, including excess tax shortfall from vesting of restricted stock.

For the three and six months ended March 31, 2023, the Company recorded income tax expense of $2,974,000 and $6,669,000 reflecting an effective tax rate of 22.3% and 21.3%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2023, was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, Section 162(m) compensation deduction limitations, foreign derived intangibles income (FDII) deduction, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2024, and September 30, 2023, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2024, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a maquiladora. The lease term commenced in March 2022 and is seven years, of which five years are mandatory. The lease contains written options to renew for two additional consecutive periods of five years each. The lease calls for monthly rental payments of $162,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

The Company elected to change maquiladoras, which resulted in the landlord and the previous maquiladora terminating the lease for the facility in April 2024, and the landlord leasing the facility to the Company’s new maquiladora effective April 1, 2024. The new lease has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

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

Nestor Cables leases an approximately 49,000 square foot manufacturing facility in Tabasalu, Estonia, which is utilized for the operations of Nestor Cables Baltics. Additionally, the lease grants Nestor Cables the option to lease an expansion facility that is to be constructed no later than December 2024. The expansion facility will be constructed on the same premises as the existing facility. Nestor exercised the option to lease the expansion facility and the lease term of the existing facility will be 10 years commencing December 2024.

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

Operating lease expense within: (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of sales	$1,055	$995	$2,113	$1,958
Selling, general and administrative	82	63	159	119
Total lease expense	$1,137	$1,058	$2,272	$2,077

Future maturities of lease liabilities were as follows as of March 31, 2024 (in thousands):

FY2024(Remaining)	$1,935
FY2025	3,964
FY2026	3,250
FY2027	1,581
FY2028	393
Thereafter	2,859
Total lease payments	13,982
Less: Interest	(1,123)
Present value of lease liabilities	$12,859

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2024, were 4.79 years and 3.80%, respectively, compared to 3.79 years and 3.23%, respectively, as of March 31, 2023. For the three and six months ended March 31, 2024, the operating cash outflows from the Company’s leases was $1,049,000 and $2,093,000, respectively, compared to $950,000 and $1,907,000, respectively, for the three and six months ended March 31, 2023.

Note 16. Debt

In April 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of March 31, 2024, the outstanding balance on the revolving line of credit was zero and the interest rate was 6.52%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of March 31, 2024, the Company was not in compliance with the debt to cash flow ratio covenant and has subsequently received a covenant waiver from the bank. The line of credit is collateralized by Clearfield, Inc.’s assets of $297,981,000 as of March 31, 2024.

During March 2021, Nestor Cables entered into a loan agreement, providing a $2 million senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on March 31, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than intended, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of March 31, 2024, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s consolidated statement of earnings.

Note 17. Subsequent Events

In April 2024, the Company terminated the lease for its approximately 318,000 square foot manufacturing facility in Tijuana, Mexico and signed a new lease for the same facility. The new lease has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option. Upon terminating the previous lease and entering into the new lease, the existing right of use asset and associated lease liability of $5,764,000 will be replaced with a right of use asset and associated lease liability of approximately $8,637,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “may,” “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “outlook,” “continue” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2023 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2024, and 2023 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2023.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

Net sales for the second quarter of fiscal 2024 ended March 31, 2024, were $36,910,000, a decrease of approximately 49%, or $34,890,000, from net sales of $71,809,000 for the second quarter of fiscal 2023. Net sales to Broadband Service Providers were $34,363,000 in the second quarter of fiscal 2024 versus $68,906,000 in the same period of fiscal 2023. Net sales to Legacy customers were $645,000 in the second quarter of 2024 versus $592,000 in the same period of fiscal 2023. In addition, the Company recorded $9,947,000 in international sales for the second quarter of 2024 versus $13,137,000 in the same period of fiscal 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 27% and 18% of total net sales for the second quarter of 2024 and 2023, respectively.

The decrease in net sales for the quarter ended March 31, 2024, of $34,890,000 compared to the quarter ended March 31, 2023, was primarily driven by decreased sales to Community Broadband Service Providers of $17,123,000 or 52%, MSO customers of $5,072,000 or 52%, Large Regional customers of $9,550,000 or 75%, and International customers of $3,190,000 or 24%. The decrease in sales across these markets for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, is due to a lull in demand as customers digest existing products previously purchased during the period of long lead time supply chain created by the pandemic.

Order backlog for the second quarter of 2024 was $47,179,000, an increase of 9% compared to $43,451,000 as of December 31, 2023, and a decrease of $60,407,000, or 56%, from March 31, 2023. The year-over-year decrease was also due to the lull in demand as customers digest previously purchased products.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the second quarter of 2024 was $34,078,000, a decrease of $14,168,000, or 29%, from $48,246,000 in the comparable period of fiscal 2023. Gross profit percent was 7.7% of net sales in the second quarter of 2024, a decrease from 32.8% of net sales for the second quarter of 2023. Gross profit decreased $20,731,000 or 88%, to $2,832,000 for the three months ended March 31, 2024, from $23,563,000 in the comparable period in fiscal 2023. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand. The Company’s gross profit was also negatively impacted by an increase in inventory reserves of $4,624,000 during the second quarter of fiscal 2024. Inventory reserves are primarily due to excess inventory due to the lull in demand while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase, and ongoing cost reduction measures are realized.

Selling, general and administrative expenses increased $1,065,000 or 9%, to $12,573,000 in the second quarter of 2024 from $11,508,000 for the second quarter of 2023. Incentive based performance compensation expense increased $846,000 year over year primarily due to $1,032,000 being reversed in the second quarter of fiscal 2023 due to lower projected goal achievement in the prior year quarter.

Loss from operations for the quarter ended March 31, 2024, was $9,741,000 compared to income from operations of $12,055,000 for the comparable quarter of fiscal 2023, a decrease of approximately 181%. The decrease is the result of decreased net sales and gross profit margin as explained above and increased selling, general and administrative expenses.

Net investment income for the quarter ended March 31, 2024, was $1,849,000 compared to $1,395,000 for the comparable quarter for fiscal 2023. The increase in interest income is due to a higher average investments balance and higher interest rates earned. The higher investments balance is a result of the Company’s capital raise of approximately $130,000,000 completed late in the first fiscal quarter of 2023.

Interest expense for the quarter ended March 31, 2024, remained relatively consistent at $102,000, compared to $112,000 for the comparable period of fiscal 2023. Interest expense incurred during these periods are related to factoring liabilities in the Nestor segment.

The Company recorded an income tax benefit of $2,083,000 and an income tax expense of $2,974,000 for the three months ended March 31, 2024, and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $5,057,000 in the second quarter of fiscal 2024 from the second quarter of fiscal 2023 is primarily due to decreased income from operations. The income tax expense rate for the second quarter of fiscal 2024 increased to 26.1% from 22.3% recorded in the second quarter of fiscal 2023 due to decreased pretax book income and discrete events during the quarter, including excess tax shortfall from vesting of restricted stock.

The Company’s net loss for the three months ended March 31, 2024, was $5,911,000, or $0.40 per basic and diluted share. The Company’s net income for the three months ended March 31, 2023, was $10,364,000, or $0.67 per basic and diluted share. The decrease in basic and diluted earnings per share for the three months ended March 31, 2024, as compared to March 31, 2023, was due to lower net income.

SIX MONTHS ENDED MARCH 31, 2024 VS. SIX MONTHS ENDED MARCH 31, 2023

Net sales for the six months ended March 31, 2024 were $71,140,000, a decrease of approximately 55%, or $86,611,000 from net sales of $157,751,000 for the six months ended March 31, 2023. Net sales to Broadband Service Providers were $66,211,000 in the six months ended March 31, 2024 versus $152,861,000 in the same period of fiscal 2023. Among this group, the Company recorded $16,616,000 in international sales for the six months ended March 31, 2024 versus $23,341,000 in the same period of fiscal 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 23% and 15% of total net sales for the six months ended March 31, 2024 and March 31, 2023, respectively. Net sales to Legacy customers were $1,489,000 in the six months ended March 31, 2024 versus $1,343,000 in the same period of fiscal 2023.

The decrease in net sales for the six months ended March 31, 2024 of $86,611,000 compared to the six months ended March 31, 2023 was primarily driven by decreased sales to Community Broadband Service Providers of $41,717,000 or 60%, MSO customers of $20,652,000 or 67%, Large Regional customers of $16,418,000 or 60%, and International customers of $6,725,000 or 29%. The decrease in sales across these markets for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, is due to a lull in demand as customers digest existing products previously purchased during the period of long lead time supply chain created by the pandemic.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues, customer deployment schedules and factors affecting customer ordering patterns. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the six months ended March 31, 2024 was $63,611,000, a decrease of $39,928,000, or 39%, from $103,539,000 in the comparable period of fiscal 2023.Gross profit percent was 10.6% of net sales for the six months ended March 31, 2024, a decrease from 34.4% of net sales for the six months ended March 31, 2023. Gross profit decreased $46,683,000, or 86%, to $7,529,000 for the six months ended March 31, 2024, from $54,212,000 in the comparable period in fiscal 2023. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand. The Company’s gross profit was also negatively impacted by an increase in inventory reserves of $7,790,000 during the six months ended March 31, 2024. Inventory reserves are primarily due to excess inventory due to the lull in demand while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic. The Company expects to operate at these gross profit percentage levels for several quarters with improving margins realized as revenue levels increase, and ongoing cost reduction measures are realized.

Selling, general and administrative expenses increased $1,166,000, or 5%, to $25,432,000 in the six months ended March 31, 2024, from $24,266,000 for the comparable period of fiscal 2023. The increase is due to an increase of $1,093,000 of legal and professional expenses, $809,000 of stock-based compensation expense, partially offset by decreased performance-based incentive compensation expense of $800,000 driven by decreased sales in the current period.

Loss from operations for the six months ended March 31, 2024, was $17,903,000 compared to income from operations of $29,946,000 for the comparable quarter of fiscal 2023, a decrease of approximately 160%. The decrease is the result of decreased net sales and gross profit margin as explained above and increased selling, general and administrative expenses.

Net investment income for the six months ended March 31, 2024, was $3,918,000 compared to $1,698,000 for the comparable quarter for fiscal 2023. The increase in interest income is due to higher interest rates earned and a higher average investments balance in the six months ended March 31, 2024.

Interest expense for the six months ended March 31, 2024, was $228,000 compared to $356,000 for the comparable quarter of fiscal 2024. The decrease was due to repayment of the Company’s line of credit in December 2022, which had been previously drawn on for the acquisition of Nestor Cables, following the Company’s secondary offering completed in December 2023.

The Company recorded an income tax benefit of $3,034,000 and an income tax expense of $6,669,000 for the six months ended March 31, 2024, and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $9,703,000 in the second quarter of fiscal 2024 from the second quarter of fiscal 2023 is primarily due to decreased income from operations. The income tax expense rate for the six months ended March 31, 2024, and 2023 remained unchanged at 21.3%.

The Company’s net loss for the six months ended March 31, 2024, was $11,179,000, or $0.75 per basic share and per diluted share. The Company’s net income for the six months ended March 31, 2023, was $24,619,000, or $1.68 per basic share or $1.67 per diluted share. The decrease in basic and diluted earnings per share for the six months ended March 31, 2024, as compared to March 31, 2023, was due to lower net income as a result of lower sales, lower gross profit margin and higher selling, general and administrative expenses as detailed above.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the three months ended March 31, 2024 and 2023, net sales from the Clearfield segment comprised 75% and 84% of the Company’s total net sales, respectively. For the six months ended March 31, 2024 and 2023, net sales from the Clearfield segment compromised 78% and 88% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the three months ended March 31, 2024 and 2023, net sales from the Nestor Cables segment comprised 25% and 16% of the Company’s total net sales, respectively. For the six months ended March 31, 2024 and 2023, net sales from the Nestor Cables segment compromised 22% and 12% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Segment net external sales	$27,600	$60,451	$55,700	$138,806
Segment net (loss) income	$(4,975)	$10,395	$(8,269)	$25,113

Net sales in the Clearfield segment decreased 54%, or $32,851,000, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Net sales in the Clearfield segment decreased 60%, or $83,106,000, for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, resulting from decreased sales to its Community Broadband, MSO/Cable TV, and Large Regional customers as these customers work to digest inventory that was purchased previously during the period of long lead time supply chain created by the pandemic.

Net income (loss) in the Clearfield segment for the three months ended March 31, 2024, decreased 148%, or $15,370,000, as compared to the three months ended March 31, 2023. Net income (loss) in the Clearfield segment for the six months ended March 31, 2024, decreased 133%, or $33,382,000, as compared to the six months ended March 31, 2023, driven by the changes in sales outlined above, as well as lower gross profit margin which was negatively affected by the buildup in capacity that was not utilized and increased reserves for excess inventory.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Segment net external sales	$9,310	$11,358	$15,439	$18,945
Segment net (loss)	$(936)	$(31)	$(2,910)	$(494)

Net sales in the Nestor Cables segment decreased 18%, or $2,048,000, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, excluding sales to the Clearfield Segment. Net sales in the Nestor Cables segment decreased 19%, or $3,506,000, for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, excluding sales to the Clearfield Segment.

Net loss in the Nestor Cables segment for the three months ended March 31, 2024, increased 2,919%, or $905,000, as compared to the three months ended March 31, 2023. Net loss in the Nestor Cables segment for the six months ended March 31, 2024, increased 489%, or $2,416,000, as compared to the six months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, our principal source of liquidity was our cash, cash equivalents, and short-term investments. These sources total $142,907,000 as of March 31, 2024, compared to $168,113,000 as of September 30, 2023. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of March 31, 2024. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. Investments considered long-term were $6,523,000 as of March 31, 2024, compared to $6,343,000 as of September 30, 2023. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As March 31, 2024, our cash, cash equivalents, and short-term and long-term investments totaled $149,430,000, compared to $174,456,000 as of September 30, 2023.

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

Operating Activities

Net cash provided by operating activities totaled $4,597,000 for the six months ended March 31, 2024. This consisted of a net loss of $11,179,000, non-cash expenses for depreciation and amortization of $3,572,000, stock-based compensation of $2,284,000 and amortization of discounts on investments of $2,196,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $14,414,000 and a decrease in accounts receivable of $6,600,000. The decrease in inventory is due to decreased inventory purchases during the six months ending March 31, 2024 as the Company utilizes inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The decrease in accounts receivable is due to the decrease in sales volume during the second quarter of fiscal 2024. Days sales outstanding, which measures how quickly receivables are collected, increased 2 days to 55 days as of March 31, 2024, compared to 53 days from September 30, 2023. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $2,752,000 and an increase in other assets of $5,591,000. The accounts payable and accrued expenses decreased due to the timing of payments to vendors and lower inventory purchases during the six months ending March 31, 2024. Other assets increased due to increases in prepaid taxes and prepaid expenses.

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

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the six months ended March 31, 2024, we received proceeds from the maturity of investment securities of $53,293,000 and used cash to purchase $47,748,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, mainly patent related, consumed $4,389,000 of cash during the six months ended March 31, 2024.

During the six months ended March 31, 2023, we received proceeds from maturities of investments of $100,743,000 and used cash to purchase $99,126,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, mainly patent related, consumed $4,798,000 of cash during the six months ended March 31, 2023.

Financing Activities

For the six months ended March 31, 2024, we used cash to repurchase $27,814,000 of our common stock on the open market under our stock repurchase program. We received $250,000 from employees’ participation and purchase of stock through our ESPP, used $240,000 for payment of withholding taxes for vesting of restricted stock grants, and used $9,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options

For the six months ended March 31, 2023, we received $130,262,000 of net proceeds through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $299,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to the issuance of stock as payment for incentive compensation previously earned, we used $471,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options and used $954,000 for payment of withholding taxes for stock grants. We did not repurchase common stock under our share repurchase program in the six months ended March 31, 2023.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Management made no changes to the Company’s critical accounting estimates during the quarter ended March 31, 2024.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes in information that would have been provided in the context of Item 3 for the quarter ended March 31, 2024.

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses for the three months ended March 31, 2024, would have increased, or decreased by approximately $160,000 and $380,000 or approximately 1% for the three and six months ended March 2024, respectively. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended March 31, 2024, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended March 31, 2024, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2024	253,000	$27.56	253,000	$13,937,737
February 1-29, 2024	150,439	$28.85	150,439	$9,597,718
March 1-31, 2024	140,956	$29.76	140,000	$5,430,812
Total	544,395	$28.48	543,439	$30,430,812

(1)	Effective April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 25, 2016.)

10.1 – Lease Agreement dated April 4, 2024, by and among Prisma Shelter, S. de R.L. de C.V., Clearfield, Inc., and Banco Actinver, S.A., Institución de Banca Múltiple, Grupo Financiero Actinver, solely in its capacity as Trustee of Trust No. 3218. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2024.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 and March 31, 2024;  (ii) Consolidated Statements of Earnings for the three and six months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023; and (v) Notes to the Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

May 7, 2024	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)