Form 10-Q
period 2024-06-30
Clearfield, Inc.
filed 2024-08-06
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 26, 2024
Common stock, par value $.01	14,237,943

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2024 (Unaudited)	September 30, 2023
Assets
Current Assets
Cash and cash equivalents	$25,624	$37,827
Short-term investments	98,195	130,286
Accounts receivables, net	27,636	28,392
Inventories, net	74,869	98,055
Other current assets	9,878	1,695
Total current assets	236,202	296,255

Property, plant and equipment, net	21,487	21,527

Other Assets
Long-term investments	24,180	6,343
Goodwill	6,553	6,528
Intangible assets, net	6,399	6,092
Right-of-use lease assets	15,938	13,861
Deferred tax asset	5,514	3,039
Other	1,822	1,872
Total other assets	60,406	37,735
Total Assets	$318,095	$355,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,225	$3,737
Current maturities of long-term debt	-	2,112
Accounts payable	9,049	8,891
Accrued compensation	7,153	5,571
Accrued expenses	3,029	2,404
Factoring liability	5,714	6,289
Total current liabilities	28,170	29,004

Other Liabilities
Long-term debt, net of current maturities	2,142	-
Long-term portion of lease liability	13,142	10,629
Deferred tax liability	67	721
Total liabilities	43,521	40,354

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,238,693 and 15,254,725 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	142	153
Additional paid-in capital	158,627	188,218
Accumulated other comprehensive income (loss)	15	(544)
Retained earnings	115,790	127,336
Total shareholders’ equity	274,574	315,163
Total Liabilities and Shareholders’ Equity	$318,095	$355,517

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$48,793	$61,284	$119,933	$219,035

Cost of sales	38,101	42,210	101,712	145,750

Gross profit	10,692	19,074	18,221	73,285

Operating expenses
Selling, general and administrative	12,998	13,449	38,430	37,714
(Loss) Income from operations	(2,306)	5,625	(20,209)	35,571

Net investment income	1,735	1,630	5,653	3,328
Interest expense	(153)	(195)	(381)	(551)

(Loss) Income before income taxes	(724)	7,060	(14,937)	38,348

Income tax (benefit) expense	(277)	1,842	(3,311)	8,511
Net (loss) income	$(447)	$5,218	$(11,626)	$29,837

Net (loss) income per share Basic	(0.04)	0.33	(0.79)	2.01
Net (loss) income per share Diluted	$(0.04)	$0.33	$(0.79)	$2.00

Weighted average shares outstanding:
Basic	14,249,755	15,254,341	14,699,278	14,880,666
Diluted	14,249,755	15,254,341	14,699,278	14,929,405

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Comprehensive (loss) income:
Net (loss) income	$(447)	$5,218	$(11,626)	$29,837
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale investments	31	15	275	352
Unrealized (loss) gain on foreign currency translation	(146)	(49)	283	1,278
Total other comprehensive (loss) income	(115)	(34)	559	1,630

Total comprehensive (loss) income	$(562)	$5,184	$(11,067)	$31,467

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the three months ended June 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208
Stock-based compensation expense	-	-	1,152	-	-	1,152
Issuance of common stock under employee stock purchase plan	14	-	336	-	-	336
Repurchase of common stock	(185)	(2)	(5,558)	-	-	(5,560)
Other comprehensive loss	-	-	-	(115)	-	(115)
Net loss	-	-	-	-	(447)	(447)
Balance at June 30, 2024	14,239	$142	$158,627	$15	$115,790	$274,574

For the three months ended June 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at March 31, 2023	15,255	$153	$186,058	$(234)	$119,422	$305,399
Stock-based compensation expense	-	-	1,059	-	-	1,059
Issuance of common stock under equity compensation plans, net	(1)	-	-	-	-	-
Exercise of stock options, net of shares exchanged for payment	1	-	(20)	-	-	(20)
Issuance of common stock under equity compensation plans, net	8	-	312	-	-	312
Other comprehensive loss	-	-	-	(34)	-	(34)
Net income	-	-	-	-	5,218	5,218
Balance at June 30, 2023	15,263	$153	$187,409	$(268)	$124,640	$311,934

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the nine months ended June 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,255	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	3,436	-	-	3,436
Issuance of common stock under employee stock purchase plan	24	-	586	-	-	586
Issuance of common stock under equity compensation plans, net	133	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(240)	-	-	(240)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of common stock	(1,164)	(12)	(33,362)	-	-	(33,374)
Adoption of new accounting pronouncement	-	-	-	-	79	79
Other comprehensive income	-	-	-	559	-	559
Net loss	-	-	-	-	(11,626)	(11,626)
Balance at June 30, 2024	14,239	$142	$158,627	$15	$115,790	$274,574

For the nine months ended June 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2022	13,818	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	2,504	-	-	2,504
Issuance of common stock under employee stock purchase plan	50	-	954	-	-	954
Issuance of common stock under equity compensation plans, net	13	1	611	-	-	612
Exercise of stock options, net of shares exchanged for payment	11	-	(493)	-	-	(493)
Repurchase of shares for payment of withholding taxes for stock grants	(10)	-	(954)	-	-	(954)
Issuance of common stock, net	1,380	14	130,248	-	-	130,262
Other comprehensive income	-	-	-	1,630	-	1,630
Net income	-	-	-	-	29,837	29,837
Balance at June 30, 2023	15,263	$153	$187,409	$(268)	$124,640	$311,934

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(11,626)	$29,837
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,481	4,411
Amortization of discount on investments	(3,304)	(2,429)
Deferred taxes	(3,523)	-
Stock-based compensation	3,437	2,504
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	946	24,519
Inventories, net	23,440	(21,510)
Other assets	(8,030)	(3,525)
Accounts payable and accrued expenses	1,643	(20,326)
Net cash provided by operating activities	8,464	13,481

Cash flows from investing activities
Purchases of property, plant and equipment, and intangible assets	(5,608)	(6,529)
Purchases of investments	(124,137)	(210,923)
Proceeds from maturities of investments	142,067	105,077
Net cash provided by (used in) investing activities	12,322	(112,375)

Cash flows from financing activities
Issuance of long-term debt	2,142	-
Repayment of long-term debt	(2,142)	(16,700)
Proceeds from issuance of common stock under employee stock purchase plan	586	612
Repurchase of shares for payment of withholding taxes for stock grants	(240)	(954)
Tax withholding and proceeds related to exercise of stock options	(9)	(493)
Issuance of stock under equity compensation plans	-	954
Net proceeds from issuance of common stock	-	130,262
Repurchase of common stock	(33,374)	-
Net cash (used in) provided by financing activities	(33,037)	113,681

Effect of exchange rates on cash	48	(52)
(Decrease) increase in cash and cash equivalents	(12,203)	14,735
Cash and cash equivalents, beginning of period	37,827	16,650
Cash and cash equivalents, end of period	$25,624	$31,385

Supplemental disclosures for cash flow information
Cash paid for income taxes	$165	$12,589
Cash paid for interest expense	$302	$360
Right of use assets obtained through lease liabilities	$4,614	$3,776
Non-cash financing activities
Cashless exercise of stock options	$19	$566

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2024 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

In preparation of the Company’s condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Clearfield, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for the year ended September 30, 2025 and filings thereafter.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period starting October 1, 2025.

In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large-accelerated filers and accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, and January 1, 2026, respectively, subject to legal challenges and the SEC’s voluntary stay of the disclosure requirements. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and nine months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands, except for share data)	2024	2023	2024	2023
Net (loss) income	$(447)	$5,218	$(11,626)	$29,837
Weighted average common shares	14,249,755	15,254,341	14,699,278	14,880,666
Dilutive potential common shares	-	-	-	48,739
Weighted average dilutive common shares outstanding	14,249,755	15,254,341	14,699,278	14,929,405
Net (loss) income per common share:
Basic	$(0.04)	$0.33	$(0.79)	$2.01
Diluted	$(0.04)	$0.33	$(0.79)	$2.00

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	June 30, 2024	September 30, 2023
Cash and cash equivalents:
Cash, including money market accounts	$10,380	$11,360
Money market funds	15,244	26,467
Total cash and cash equivalents	$25,624	$37,827

Note 4. Investments

The Company invests in certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury securities with terms of not more than five years, as well as money market funds. The Company’s investment portfolio is classified as available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the condensed consolidated statement of earnings.

As of June 30, 2024, available-for-sale investments consisted of the following:

	June 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$98,105	$-	$(155)	$97,950
Certificates of deposit	247	-	(2)	245
Investment securities – short-term	$98,352	$-	$(157)	$98,195
Long-Term
U.S Treasury securities	$24,283	$8	$(341)	$23,950
Certificates of deposit	248	-	(18)	230
Investment securities – long-term	$24,531	$8	$(359)	$24,180

As of September 30, 2023, available-for-sale investments consist of the following:

	September 30, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$122,534	$-	$(143)	$122,391
Certificates of deposit	8,014	-	(119)	7,895
Investment securities – short-term	$130,548	$-	$(262)	$130,286
Long-Term
U.S treasury securities	$6,719	$-	$(596)	$6,123
Certificates of deposit	248	-	(28)	220
Investment securities – long-term	$6,967	$-	$(624)	$6,343

As of June 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$96,508	$(105)	$6,350	$(391)
Certificates of deposit	-	-	475	(20)
Investment securities	$96,508	$(105)	$6,825	$(411)

As of September 30, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$112,908	$(131)	$15,606	$(608)
Certificates of deposit	245	-	7,870	(147)
Investment securities	$113,153	$(131)	$23,476	$(755)

As of June 30, 2024, there were 10 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2023, there were 42 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of June 30, 2024, and September 30, 2023, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and the U.S. federal government.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of June 30, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,244	$15,244	$-	$-
Total cash equivalents	$15,244	$15,244	$-	$-
Investment securities:
Certificates of deposit	$475	$-	$475	$-
U.S. Treasury securities	121,900	-	121,900	-
Total investment securities	$122,375	$-	$122,375	$-

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

During the three and nine months ended June 30, 2024, and the year ended September 30, 2023, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value in the three or nine months ended June 30, 2024, and the year ended September 30, 2023.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2023	$(682)	$138	$(544)
Other comprehensive income for the three months ended December 31, 2023	291	729	1,020
Balances at December 31, 2023	$(391)	$867	$476
Other comprehensive (loss) for the three months ended March 31, 2024	(45)	(301)	(346)
Balances at March 31, 2024	$(436)	$566	$130
Other comprehensive (loss) for the three months ended June 30, 2024	31	(146)	(115)
Balances at June 30, 2024	$(405)	$420	$15

Note 7. Stock-Based Compensation

The Company recorded $1,152,000 and $3,437,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2024. For the three months ended June 30, 2024, $1,099,000 of this expense is included in selling, general and administrative expense, and $53,000 is included in cost of sales. For the nine months ended June 30, 2024, $3,280,000 of this expense is included in selling, general and administrative expense, and $157,000 is included in cost of sales.

The Company recorded $1,059,000 and $2,504,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, and the ESPP for the three and nine months ended June 30, 2023. For the three months ended June 30, 2023, $1,016,000 of this expense is included in selling, general and administrative expense, and $43,000 is included in cost of sales. For the nine months ended June 30, 2023, $2,377,000 of this expense is included in selling, general and administrative expense, and $126,000 is included in cost of sales.

As of June 30, 2024, $6,213,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.  During the nine months ended June 30, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 118,706 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately 3 years, and a weighted average exercise price of $26.84 per share. During the nine months ended June 30, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 40,266 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $64.38 per share.

The fair value of stock option awards during the nine months ended June 30, 2024, was estimated as of the respective grant dates using the assumptions listed below:

Nine months ended June 30, 2024
Dividend yield	0.00%
Expected volatility	61.66%
Risk-free interest rate	4.55%
Expected life (years)	3.5
Vesting period (years)	3

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

The following is a summary of stock option activity during the nine months ended June 30, 2024:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2023	254,124	$37.04
Granted	118,706	26.84
Exercised	(1,501)	12.40
Forfeited or expired	(4,345)	38.13
Outstanding as of June 30, 2024	366,984	$33.83

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2024, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.76 years and their aggregate intrinsic value was $2,473,000.

Restricted Stock

During the nine months ended June 30, 2024, the Company granted employees restricted stock awards totaling 137,928 shares of common stock, with a vesting term of approximately three years and a fair value of $26.65 per share based on the stock price on the grant date. During the nine months ended June 30, 2023, the Company granted employees restricted stock awards totaling 34,674 shares of common stock, with a vesting term of approximately three years and a fair value of $72.26 per share.

During the nine months ended June 30, 2023, the Company granted the non-employee directors restricted stock awards totaling 6,818 shares of common stock, with a vesting term of approximately one year and a fair value of $61.56 per share.

Restricted stock transactions during the nine months ended June 30, 2024, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2023	90,575	$49.92
Granted	137,928	26.53
Vested	(37,569)	54.35
Forfeited	(4,887)	29.08
Unvested as of June 30, 2024	186,047	$31.07

Performance Stock

During the nine months ended June 30, 2024, the Company granted 47,745 performance stock units which entitles the participant to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2024 performance goal. The Company has determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of June 30, 2024, the Company does not believe it is probable that these performance stock unit awards will vest based on achievement of established performance criteria, and previously recognized compensation expense related to these awards has been reversed to $0. The Company did not issue any performance stock units in the nine months ended June 30, 2023.

Bonus Stock

The Company did not issue any bonus stock in the nine months ended June 30, 2024. During the nine months ended June 30, 2023, the Company granted employees an aggregate of 9,144 shares of stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share.

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2023, employees purchased 10,104 shares at a price of $24.72 per share. For the phase that ended on June 30, 2024, employees purchased 13,598 shares at a price of $24.72 per share After the employee purchase on June 30, 2024, 144,548 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2024	2023	2024	2023
United States	$32,300	$47,098	$86,823	$181,508
All other countries	16,493	14,186	33,110	37,527
Total Net Sales	$48,793	$61,284	$119,933	$219,035

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2024	2023	2024	2023
Broadband service providers	94%	97%	94%	96%
Other customers	6%	3%	6%	4%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (“CECL”). Upon adoption of the CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of June 30, 2024, the Company’s allowance for credit losses was $0.

As of September 30, 2023, prior to the adoption of CECL, the Company’s allowance for doubtful accounts was $79,000. Upon the adoption of CECL, the prior allowance for doubtful accounts was recorded as a benefit to beginning retained earnings.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended June 30, 2024, the Company had one customer that comprised 15% of the Company’s net sales. The customer is a distributor. For the nine months ended June 30, 2024, the Company had one customer that comprised 11% of the Company’s net sales. The customer is a distributor.

For the three months ended June 30, 2023, the Company had one customer that comprised 17% of the Company’s net sales. The customer is a distributor. For the nine months ended June 30, 2023, the Company had one customer that comprised 16% of the Company’s net sales. The customer is a distributor.

As of June 30, 2024, three customers accounted for 19%, 12% and 11% of accounts receivable, respectively. These customers are all distributors. As of September 30, 2023, three customers accounted for 16%, 13%, and 11% of accounts receivable, respectively. These customers are also distributors.

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

(In thousands)	June 30, 2024	September 30, 2023
Raw materials	$59,968	$73,657
Work-in-process	3.206	1,462
Finished goods	27,399	29,696
Inventories, gross	90,573	104,815
Inventory reserve	(15,704)	(6,760)
Inventories, net	$74,869	$98,055

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on the Company’s usage and inventory age, relative to historical experience.

Note 11. Goodwill and Intangibles

The Company tests Goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of goodwill. During the nine months ended June 30, 2024, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2024, the Company has 56 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2023, did not indicate an impairment of our intangible assets. During the nine months ended June 30, 2024, there were no triggering events that indicate potential impairment exists.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2024 were as follows.

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2023	$4,708	$1,820	$6,528
Currency translation effect on foreign goodwill balances	-	25	25
Balance as of June 30, 2024	$4,708	$1,845	$6,553

The components of other intangible assets were as follows:

	June 30, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	$4,837	$1,816	$3,021
Certifications	584	367	217
Trademarks	1,286	700	586
Patents	1,172	205	967
Developed technology	293	1	292
Other	6	6	-
Software	3,910	2,594	1,316
Totals	$12,088	$5,689	$6,399

	September 30, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	$4,894	$1,582	$3,312
Certifications	584	267	317
Trademarks	1,333	700	633
Patents	1,119	165	954
Developed technology	311	22	289
Other	6	6	-
Software	2,613	2,026	587
Totals	$10,860	$4,768	$6,092

Amortization expense related to these assets was $427,000 and $280,000 for the three months ended June 30, 2024, and June 30, 2023, respectively. Amortization expense related to these assets was $1,089,000 and $836,000 for the nine months ended June 30, 2024, and June 30, 2023, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2024 (remaining)	$440
FY 2025	1,326
FY 2026	746
FY 2027	547
FY 2028	460
Thereafter	2,880
Total	$6,399

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

The following table summarizes the amounts between the two reportable segments for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$33,670	$15,123	$-	$48,793
Revenue from internal customers (Clearfield, Inc.)	-	389	(389)	-
Net investment income	1,799	-	(64)	1,735
Interest expense	-	213	(60)	153
Depreciation and amortization	1,535	375	-	1,910
Stock based compensation	1,080	72	-	1,152
Income tax benefit	(249)	(28)	-	(277)
Net income (loss)	(478)	(164)	195	(447)
Capital expenditures	1,115	106	-	1,221

	Nine months ended June 30, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$89,371	$30,562	$-	$119,933
Revenue from internal customers (Clearfield, Inc.)	-	1,490	(1,490)	-
Net investment income	5,832	-	(179)	5,653
Interest expense	-	558	(177)	381
Depreciation and amortization	4,383	1,098	-	5,481
Stock based compensation	3,242	195	-	3,437
Income tax benefit	(2,657)	(654)	-	(3,311)
Net loss	(8,862)	(2,836)	72	(11,626)
Capital expenditures	4,207	1,401	-	5,608

	Three months ended June 30, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$47,856	$13,428	$-	$61,284
Revenue from internal customers (Clearfield, Inc.)	-	1,869	(1,869)	-
Net investment income	1,685	1	(56)	1,630
Interest expense	-	252	(56)	195
Depreciation and amortization	1,208	371	-	1,579
Stock based compensation	1,041	18	-	1,059
Income taxes	1,659	183	-	1,842
Net income (loss)	5,150	781	(713)	5,218
Capital expenditures	1,472	258	-	1,729

	Nine months ended June 30, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$186,662	$32,373	$-	$219,035
Revenue from internal customers (Clearfield, Inc.)	-	4,792	(4,792)	-
Net investment income	3,379	5	(56)	3,328
Interest expense	170	437	(56)	551
Depreciation and amortization	3,316	1,096	-	4,411
Stock based compensation	2,486	18	-	2,504
Income taxes	8,305	206	-	8,511
Net income (loss)	30,263	873	(1,299)	29,837
Capital expenditures	5,961	570	-	6,531

The following table summarizes the amounts between the two reportable segments as of June 30, 2024, and as of September 30, 2023:

	June 30, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$1,844	$-	$6,553
Total assets	$298,982	$42,727	$(23,614)	$318,095

	September 30, 2023
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,819	$-	$6,528
Total assets	$335,412	$43,550	$(23,445)	$355,517

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $5,714,000 as of June 30, 2024. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.4 million as of June 30, 2024). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended June 30, 2024, was 5.19%. The average interest rate for the nine months ended June 30, 2024, was 7.81%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and nine months ended June 30, 2024, the Company recorded an income tax benefit of $277,000 and $3,311,000, respectively, reflecting an effective tax rate of 38.2% and 22.1%, respectively. The difference between the effective tax rate and the statutory tax rate for the three months ended June 30, 2024, was primarily due to the higher percentage impact of discrete events during the quarter due to the lower level of pre-tax book loss during the period.. The difference between the effective tax rate and the statutory tax rate for the nine months ended June 30, 2024, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock.

For the three and nine months ended June 30, 2023, the Company recorded income tax expense of $1,842,000 and $8,511,000, respectively, reflecting an effective tax rate of 26.1% and 22.2%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2023, was primarily related to excess tax benefits from non-qualified stock option exercises and vesting of restricted stock, Section 162(m) compensation deduction limitations, foreign derived intangibles income (FDII) deduction, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of June 30, 2024, and September 30, 2023, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2024, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The original lease term was ten years and two months, ending on February 28, 2025, with a renewal option. In April 2024, the Company exercised the renewal option, which extended the lease term three additional years to end on February 29, 2028. The exercise of the renewal option added a right of use asset and corresponding lease liability of $1,337,000 upon lease commencement.

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a maquiladora. In April 2024 the Company terminated the lease for this manufacturing facility and signed a new lease for the same facility. The new lease has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option. The termination of the original facility lease resulted in a decreased right of use asset and corresponding lease liability of $5,610,000, offset by the addition of the right of use asset and lease liability of the new facility lease for $8,637,000 upon lease termination and commencement, respectively.

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

Operating lease expense within:	Three Months Ended June 30,		Nine months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$1,081	$1,029	$3,193	$2,991
Selling, general and administrative	80	63	229	182
Total lease expense	$1,161	$1,092	$3,422	$3,173

Future maturities of lease liabilities were as follows as of June 30, 2024 (in thousands):

FY2024(Remaining)	$1,065
FY2025	4,282
FY2026	4,218
FY2027	3,436
FY2028	3,029
Thereafter	3,835
Total lease payments	19,865
Less: Interest	(3,497)
Present value of lease liabilities	$16,367

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2024, were 5.35 years and 6.61%, respectively, compared to 5.10 years and 3.58%, respectively, as of June 30, 2023. For the three and nine months ended June 30, 2024, the operating cash outflows from the Company’s leases was $1,058,000 and $3,150,000, respectively, compared to $1,012,000 and $2,910,000, respectively, for the three and nine months ended June 30, 2023.

Note 16. Debt

In April 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of June 30, 2024, the outstanding balance on the revolving line of credit was zero and the interest rate was 7.81%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant. As of June 30, 2024, the Company was not in compliance with the debt to cash flow ratio covenant and has subsequently received a covenant waiver from the bank. The line of credit is collateralized by Clearfield, Inc.’s assets of $298,982,000 as of June 30, 2024.

On August 5, 2024, the Company entered into an Amendment No. 1 to Loan Agreement that amends its Loan Agreement dated April 27, 2022 with Bremer Bank, National Association (the “Lender”). The amendment, among other things, (i) eliminates the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) adds a requirement that the Company maintain accounts with the Lender with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the Lender; and (iii) waives the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024. As of the date of the amendment, there was not an outstanding principal balance on the Company’s revolving credit promissory note with the Lender.

During March 2021, Nestor Cables entered into a loan agreement, providing a €2 million senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on March 31, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. If used for any purposes other than intended, the lender has the right to terminate the agreement and the entire outstanding balance will become due. As of June 30, 2024, Nestor Cables was in compliance with all covenants.

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

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2024, and 2023 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2023.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024, VS. THREE MONTHS ENDED JUNE 30, 2023

Net sales for the third quarter of fiscal 2024 ended June 30, 2024, were $48,793,000, a decrease of approximately 20%, or $12,491,000, from net sales of $61,284,000 for the third quarter of fiscal 2023. Net sales to Broadband Service Providers were $46,028,000 in the third quarter of fiscal 2024 versus $59,731,000 in the same period of fiscal 2023. Net sales to Legacy customers were $820,000 in the third quarter of 2024 versus $1,553,000 in the same period of fiscal 2023. In addition, the Company recorded $16,493,000 in international sales for the third quarter of 2024 versus $14,186,000 in the same period of fiscal 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 34% and 23% of total net sales for the third quarter of 2024 and 2023, respectively.

The decrease in net sales for the quarter ended June 30, 2024, of $12,491,000 compared to the quarter ended June 30, 2023, was primarily driven by decreased sales to Large Regional customers of $12,092,000, or 76%, and MSO customers of $3,637,000, or 39%, partially offset by increased sales to International customers of $2,307,000, or 16%. The decrease in sales in the Large Regional Service Provider customer and MSO customer markets for the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023, is due to lower demand as customers digest existing products previously purchased during the period of long lead time supply chain created by the pandemic. The increase in sales to International customers was driven by increased sales by the Nestor Cables segment during the current quarter.

Order backlog as of June 30, 2024 was $32,582,000, a decrease of 31% compared to $47,179,000 as of March 31, 2024, and a decrease of $74,704,000 or 56%, from June 30, 2023. The year-over-year decrease was also due to the lull in demand as customers digest previously purchased products.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns, including the digestion of customer’s excess inventory. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the third quarter of 2024 was $38,101,000, a decrease of $4,109,000, or 10%, from $42,210,000 in the comparable period of fiscal 2023. Gross profit percent was 21.9% of net sales in the third quarter of 2024, a decrease from 31.1% of net sales for the third quarter of 2023. Gross profit decreased $8,382,000, or 44%, to $10,692,000 for the three months ended June 30, 2024, from $19,074,000 in the comparable period in fiscal 2023. The Company’s gross profit was negatively impacted by an increase in inventory reserves of $1,154,000 during the three months ended June 30, 2024. While gross margin was down from the year ago quarter, it showed a significant improvement from the previous quarter due to improved production capacity and lower excess inventory charges due to better utilization from higher revenue in the quarter.

Selling, general and administrative expenses decreased $450,000, or 3%, to $12,999,000 in the third quarter of 2024 from $13,449,000 for the third quarter of 2023.

Loss from operations for the quarter ended June 30, 2024, was $2,307,000 compared to income from operations of $5,625,000 for the comparable quarter of fiscal 2023, a decrease of approximately 141%. The decrease is the result of decreased net sales and gross profit margin as explained above.

Net investment income for the quarter ended June 30, 2024, was $1,735,000 compared to $1,630,000 for the comparable quarter for fiscal 2023. The increase in interest income is due to higher interest rates earned during the three months ended June 30, 2024, as compared to the prior year quarter.

Interest expense for the quarter ended June 30, 2024, remained relatively consistent at $153,000, compared to $195,000 for the comparable period of fiscal 2023. Interest expense incurred during these periods is related to factoring liabilities in the Nestor segment.

The Company recorded an income tax benefit of $277,000 and an income tax expense of $1,842,000 for the three months ended June 30, 2024, and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $2,119,000 in the third quarter of fiscal 2024 from the third quarter of fiscal 2023 is primarily due to decreased income from operations. The income tax expense rate for the third quarter of fiscal 2024 increased to 38.2% from 26.1% recorded in the third quarter of fiscal 2023 due to the higher percentage impact of discrete items due to a low level of pre-tax book loss in the third quarter.

The Company’s net loss for the three months ended June 30, 2024, was $447,000, or $0.04 per basic and diluted share. The Company’s net income for the three months ended June 30, 2023, was $5,218,000, or $0.33 per basic and diluted share. The decrease in basic and diluted earnings per share for the three months ended June 30, 2024, as compared to June 30, 2023, was due to lower net income as a result of decreased net sales and gross profit margin and increased selling, general and administrative expenses as detailed above.

NINE MONTHS ENDED JUNE 30, 2024 VS. NINE MONTHS ENDED JUNE 30, 2023

Net sales for the nine months ended June 30, 2024, were $119,933,000, a decrease of approximately 45%, or $99,102,000, from net sales of $219,035,000 for the nine months ended June 30, 2023. Net sales to Broadband Service Providers were $112,203,000 in the nine months ended June 30, 2024, versus $211,231,000 in the same period of fiscal 2023. Among this group, the Company recorded $33,110,000 in international sales for the nine months ended June 30, 2024, versus $37,527,000 in the same period of fiscal 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 28% and 17% of total net sales for the nine months ended June 30, 2024, and June 30, 2023, respectively. Net sales to Legacy customers were $2,310,000 in the nine months ended June 30, 2024, versus $7,804,000 in the same period of fiscal 2023.

The decrease in net sales for the nine months ended June 30, 2024, of $99,102,000 compared to the nine months ended June 30, 2023, was primarily driven by decreased sales to Community Broadband Service Providers of $41,244,000, or 46%, Large Regional customers of $28,511,000, or 66%, MSO customers of $24,289,000, or 60%, and International customers of $4,417,000, or 12%. The decrease in sales across these markets for the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023, is mainly due to lower demand as customers digest existing products previously purchased during the period of long lead time supply chain created by the pandemic.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by global supply chain issues, customer deployment schedules and factors affecting customer ordering patterns including the digestion of customer’s excess inventory. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the nine months ended June 30, 2024, was $101,712,000, a decrease of $44,038,000, or 30%, from $145,750,000 in the comparable period of fiscal 2023. Gross profit percent was 15.2% of net sales for the nine months ended June 30, 2024, a decrease from 33.5% of net sales for the nine months ended June 30, 2023. Gross profit decreased $55,064,000, or 75%, to $18,221,000 for the nine months ended June 30, 2024, from $73,285,000 in the comparable period in fiscal 2023. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand. The Company’s gross profit was also negatively impacted by an increase in inventory reserves of $8,944,000 during the nine months ended June 30, 2024. Inventory reserves are primarily due to excess inventory due to the lull in demand while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic.

Selling, general and administrative expenses increased $724,000, or 2%, to $38,430,000 in the nine months ended June 30, 2024, from $37,714,000 for the comparable period of fiscal 2023.

Loss from operations for the nine months ended June 30, 2024, was $20,210,000 compared to income from operations of $35,571,000 for the comparable quarter of fiscal 2023, a decrease of 157%. The decrease is the result of decreased net sales and gross profit margin and increased selling, general and administrative expenses explained above.

Net investment income for the nine months ended June 30, 2024, was $5,653,000 compared to $3,328,000 for the comparable quarter for fiscal 2023. The increase in interest income is due to higher interest rates earned and a higher average investments balance in the nine months ended June 30, 2024. The higher investments balance is a result of the Company’s capital raise of $130,262,000 completed late in the first fiscal quarter of 2023.

Interest expense for the nine months ended June 30, 2024, was $381,000 compared to $551,000 for the comparable quarter of fiscal 2023. The decrease was due to repayment of the Company’s line of credit in December 2022, which had been previously drawn on for the acquisition of Nestor Cables, following the Company’s secondary offering completed in December 2023.

The Company recorded an income tax benefit of $3,311,000 and an income tax expense of $8,511,000 for the nine months ended June 30, 2024, and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $11,822,000 in the third quarter of fiscal 2024 from the third quarter of fiscal 2023 is primarily due to decreased income from operations. The income tax expense rate for the nine months ended June 30, 2024, and 2023 remained unchanged at 22.2%.

The Company’s net loss for the nine months ended June 30, 2024, was $11,626,000, or $0.79 per basic share and per diluted share. The Company’s net income for the nine months ended June 30, 2023, was $29,837,000, or $2.01 per basic share or $2.00 per diluted share. The decrease in basic and diluted earnings per share for the nine months ended June 30, 2024, as compared to June 30, 2023, was due to lower net income as a result of lower sales, lower gross profit margin and higher selling, general and administrative expenses as detailed above.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the three months ended June 30, 2024, and 2023, net sales from the Clearfield segment comprised 69% and 78% of the Company’s total net sales, respectively. For the nine months ended June 30, 2024, and 2023, net sales from the Clearfield segment compromised 75% and 85% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the three months ended June 30, 2024, and 2023, net sales from the Nestor Cables segment comprised 31% and 22% of the Company’s total net sales, respectively. For the nine months ended June 30, 2024, and 2023, net sales from the Nestor Cables segment compromised 25% and 15% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2024	2023	2024	2023
Segment net external sales	$33,670	$47,856	$89,371	$186,662
Segment net (loss) income	$(196)	$5,150	$(8,464)	$30,263

Net sales in the Clearfield segment decreased 30%, or $14,186,000, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Net sales in the Clearfield segment decreased 52%, or $97,291,000, for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, resulting from decreased sales to its Community Broadband, MSO/Cable TV, and Large Regional customers as these customers work to digest inventory that was purchased previously during the period of long lead time supply chain created by the pandemic.

Net income (loss) in the Clearfield segment for the three months ended June 30, 2024, decreased 109%, or $5,627,000, as compared to the three months ended June 30, 2023. Net income (loss) in the Clearfield segment for the nine months ended June 30, 2024, decreased 129%, or $39,125,000, as compared to the nine months ended June 30, 2023, driven by the changes in sales outlined above, as well as lower gross profit margin which was negatively affected by the buildup in capacity that was not utilized and increased reserves for excess inventory.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2024	2023	2024	2023
Segment net external sales	$15,123	$13,428	$30,562	$32,373
Segment net (loss) income	$(252)	$68	$(3,162)	$(426)

Net sales in the Nestor Cables segment increased 13%, or $1,695,000, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, excluding sales to the Clearfield Segment. Net sales in the Nestor Cables segment decreased 6%, or $1,810,000 for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, excluding sales to the Clearfield Segment.

Net loss in the Nestor Cables segment for the three months ended June 30, 2024, increased 55%, or $38,000, as compared to the three months ended June 30, 2023. Net loss in the Nestor Cables segment for the nine months ended June 30, 2024, increased 549%, or $2,338,000, as compared to the nine months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, our principal source of liquidity was our cash, cash equivalents, and short-term investments. These sources total $123,819,000 as of June 30, 2024, compared to $168,113,000 as of September 30, 2023. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of June 30, 2024. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. Investments considered long-term were $24,180,000 as of June 30, 2024, compared to $6,343,000 as of September 30, 2023. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of June 30, 2024, our cash, cash equivalents, and short-term and long-term investments totaled $147,999,000, compared to $174,456,000 as of September 30, 2023.

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

Operating Activities

Net cash provided by operating activities totaled $8,464,000 for the nine months ended June 30, 2024. This consisted of a net loss of $11,626,000, non-cash expenses for depreciation and amortization of $5,481,000, stock-based compensation of $3,437,000, amortization of discounts on investments of $3,304,000 and increased deferred income taxes of $3,523,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $23,440,000 and a decrease in accounts payable and accrued expenses of $1,643,000. The decrease in inventory is due to decreased inventory purchases during the nine months ending June 30, 2024, as the Company utilizes inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The primary change in operating assets and liabilities using cash was an increase in other assets of $8,030,000, related to the increases in prepaid taxes and prepaid expenses.

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

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the nine months ended June 30, 2024, we received proceeds from the maturity of investment securities of $142,067,000 and used cash to purchase $124,137,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $5,608,000 of cash during the nine months ended June 30, 2024.

During the nine months ended June 30, 2023, we received proceeds from maturities of investments of $105,077,000 and used cash to purchase $210,923,000 of investment securities. Purchases of property, plant and equipment, mainly related to manufacturing equipment and intangible assets, consumed $6,529,000 of cash during the nine months ended June 30, 2023.

Financing Activities

For the nine months ended June 30, 2024, we used cash to repurchase $33,374,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $586,000 from employees’ participation and purchase of stock through our ESPP, used $240,000 for payment of withholding taxes for vesting of restricted stock grants, and used $9,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options.

For the nine months ended June 30, 2023, we received $130,262,000 of net proceeds through the issuance of common stock. We used $16,700,000 to pay down the principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. We received $612,000 from employees’ participation and purchase of stock through our ESPP, we received $954,000 related to the issuance of stock as payment for incentive compensation previously earned, we used $493,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options and used $954,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. We did not repurchase common stock under our share repurchase program in the nine months ended June 30, 2023.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Management made no changes to the Company’s critical accounting estimates during the quarter ended June 30, 2024.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes in information that would have been provided in the context of Item 3 for the quarter ended June 30, 2024.

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. Dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. Dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. Dollar exchange rate impacts our condensed consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10% relative to the U.S. Dollar, our operating expenses for the three months ended June 30, 2024, would have increased or decreased by approximately $164,000 and $544,000, or approximately 1%, for the three and nine months ended June 30, 2024, respectively. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s condensed consolidated financial statements.

Inflation

Rising costs, including wages, logistics, components, and commodity prices, are negatively impacting our profitability. We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials such as fiber cable and other components, which has outpaced our ability to reduce the cost structure and manufacturability or increase prices. We do not hedge commodity prices. Accordingly, inflation impacts our profitability, including cost of sales and operating expenses, and may have a material impact on the Company’s condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended June 30, 2024, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended June 30, 2024, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2024	180,621	$29.70	180,621	$25,067,195
May 1-31, 2024	4,130	$34.93	4,130	$24,922,929
June 1-30, 2024	-	-	-	$24,922,929
Total	184,751	$29.81	184,751	$24,922,929

(1) Effective April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

On August 5, 2024, the Company entered into an Amendment No. 1 to Loan Agreement that amends its Loan Agreement dated April 27, 2022 with Bremer Bank, National Association (the “Lender”). The amendment, among other things, (i) eliminates the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) adds a requirement that the Company maintain accounts with the Lender with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the Lender; and (iii) waives the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024. As of the date of the amendment, there was not an outstanding principal balance on the Company’s revolving credit promissory note with the Lender.

The foregoing summary of the amendment to the loan agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the amendment to the loan agreement, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

10.2 – Amendment No. 1 to Loan Agreement dated August 5, 2024 by and between Clearfield, Inc. and Bremer Bank, National Association.

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and 2023; (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

August 6, 2024	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)