Form 10-K
period 2024-09-30
Clearfield, Inc.
filed 2024-11-15
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 0-16106

CLEARFIELD, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7050 Winnetka Avenue North Suite 100 Brooklyn Park, Minnesota	55428
(Address of principal executive offices)	(Zip Code)

(763) 476-6866
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLFD	The Nasdaq Stock Market

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

☐ YES         ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $371,193,447 based on the closing sale price per share of the registrant’s Common Stock on the Nasdaq Global Market on such date.

As of November 8, 2024, there were 14,288,607 shares of the issuer’s common stock outstanding.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2025 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We make statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “aims,” “should,” “could” or similar expressions identify forward-looking statements. Forward-looking statements may appear in documents, reports, filings with the Securities and Exchange Commission (SEC), news releases, written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our mission is to enable the lifestyle that better broadband provides through innovative product design that accelerates fiber-based deployment, making communications simpler and more affordable for people everywhere. We believe our products offer broadband service providers a competitive advantage at a crucial time when demand for fiber-based services is increasing to historic levels as providers focus on passing and connecting more homes. We are driven to help broadband service providers reduce the cost - and increase the speed of fiber deployment.

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

Nestor Cables Operating Segment

Nestor Cables is based in Oulu, Finland, with operations in Estonia through its wholly owned subsidiary, Nestor Cables Baltics OÜ. Nestor Cables manufactures fiber optic and copper telecommunication cables and equipment which it distributes to telecommunication operators, network owners, electric companies, building contractors, and industrial companies. Nestor has two types of production processes, the process of making cable in its Finland and Estonia facility and the finished assembly portion of its business performed in Estonia. Nestor Cables’ customer base includes telecom operators, network owners, contractors, industries and wholesalers. Products are sold via distributors and directly to end users. Nestor Cables is subject to Finnish government regulation and Nestor Cables Baltics is subject to Estonian government regulation.

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

Active Cabinets using our FiberFlex™ product lines feature either fully integrated, fully engineered cabinets equipped with specific active electronics configurations or universal cabinets ready for mounting other electronic equipment.  This product line features Clearfield’s fiber management solutions housing the Clearview Cassette. The FieldSmart FiberFlex product line of outdoor active cabinets feature multiple sizes for universal configurations of electronic equipment.

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

Copper Cables manufactured by Nestor Cables include copper conducted instrumentation and automation cables as well as central and signaling cables. Nestor also manufactures copper cable for telecommunications networks.

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

Competitors to the FieldSmart product lines include, but are not limited to, products offered by Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, Hextronics Group and CommScope, Inc. Competitors to the CraftSmart and FiberFlex active cabinet product lines include products offered by Emerson Network Power, a subsidiary of Vertiv Co., and Charles Industries, Ltd., a subsidiary of Amphenol. Competitors to FieldShield product lines include products offered by PPC Broadband, a subsidiary of Belden, Inc. and Emtelle UK Limited. In various geographic or vertical markets, there are also several smaller companies with which we compete. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at a competitive disadvantage with customers who principally seek large volume commodity products.

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

Our supply chain management team oversees our suppliers to source and procure materials, manufacture and deliver our products to customers from the site of manufacture, whether at Clearfield’s facilities in Brooklyn Park, Minnesota or the facility in Tijuana, Mexico that operates as a Maquiladora. Our supply chain management team consists of planning, sourcing, and logistics personnel. We tightly integrate our supply chain management, our product innovation activities, and our manufacturing operations. Our supply chain team also manages the critical logistics and transport services for our materials, components and finished products in and out of Mexico to ensure sufficient materials to timely produce products and to ensure timely export of products in order to qualify as duty-free.

Over the last several years, we have taken steps to improve our supply chain operations, enhance resiliency, and mitigate risk of disruption.

Major Customers and Financial Information about Geographic Areas

For the fiscal year ended September 30, 2024, the Company had two customers that comprised 15% and 11% of net sales. These customers are distributors. For the fiscal year ended September 30, 2023, the Company had one customer that comprised 16% of net sales. This customer was a distributor. For the fiscal year ended September 30, 2022, the Company had one customer that comprised 14% of net sales. This customer was a distributor. These major customers, like our other customers, purchase our products from time to time through purchase orders and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2024, three customers accounted for a combined 37% of accounts receivable. These customers are all distributors. As of September 30, 2023, three customers accounted for a combined 40% of accounts receivable. These customers are all distributors.

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

Patents and Trademarks

As of September 30, 2024, Clearfield has 53 patents granted and multiple patent applications pending both inside and outside the United States. These patents begin to expire in 2028. We have also developed and are using multiple trademarks and logos to market and promote our products.

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

Human Capital Resources

As of September 30, 2024, the Company had approximately 400 full-time employees, of which 62% were based in the United States (“U.S.”) and 38% were based outside of the U.S., primarily in Finland and Estonia due to our Nestor Cables operations. We also employ seasonal, part-time employees and independent contractors. Except for customary local works council arrangements for employees in Finland and Estonia, none of our employees are covered by any collective bargaining agreement.

Our U.S. employees include approximately 160 office personnel and 90 manufacturing personnel as of September 30, 2024. The substantial majority of these employees work out of our Brooklyn Park, Minnesota headquarters. The Company’s office personnel are comprised of sales, marketing, engineering, and administrative personnel. The manufacturing personnel include both individuals directly involved in the manufacturing of our products, as well as warehouse and operations supervisory personnel. Certain positions within our organization require industry specific technical knowledge. Our manufacturing personnel currently work in one shift as needed at our Brooklyn Park facility.

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

Nestor Cables has approximately 35 office personnel and 120 manufacturing personnel as of September 30, 2024.

As of September 30, 2024, we had contracted for approximately 330 personnel in the Mexico facility through a Maquiladora agreement. The manufacturing personnel contracted through the Maquiladora are covered by a customary local collective bargaining agreement with the company that provides the personnel and other services to Mexico facility.

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

Further, the costs to obtain certain raw materials and supplies, such as fiber and copper cabling, are subject to price fluctuations, which may be substantial, because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Further, new or increased tariffs may be imposed by governments on imports from other countries that are the single- or limited-source of our materials and components. Tariffs increase the cost of the materials and components that go into making our products, but we are generally unable to pass some or all of these increased costs to our customers. Accordingly, these increased costs adversely impact the gross margin that we earn on our products. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.

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

A number of products manufactured by the Company are produced outside the U.S., including in our Mexico facility. The Company’s manufacturing facility in Mexico is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Failure to comply with these regulations or other disruptions within the program could adversely affect the Company’s financial position, results of operations, and cash flows.

We depend on the availability of sufficient supply of certain materials. Global disruptions in the supply chain for these materials could prevent us from meeting customer demand for our products.

We purchase critical components for our products, including injected molded parts, various cabling, optical components, components for active cabinets, and connectors from third parties, some of which are single- or limited-source suppliers. We depend on the ability of these third-party suppliers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity. The global supply chain for raw materials critical to our products has in the past, and may again in the future, suffer shortages, shipping delays and shipping shortages. This may lead some manufacturers who depend on these raw materials to experience shortages, delivery delays and price increases for both the raw materials and shipping, with the corresponding consequence that these manufacturers may be delayed in delivering products to us or may charge higher prices for these products, or there may be increased shipping costs associated with the products. Some manufacturers may also allocate short supply of products among Clearfield and their other customers.

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

Our customer base includes direct customers, OEMs, and distributors. For fiscal year 2024, the Company had two customers that comprised 26% of net sales. For fiscal year 2023, the Company had one customer that comprised 16% of net sales, and for fiscal year 2022 the Company had one customer that comprised 14%, of net sales. These customers are all distributors.

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

Pandemics and other health crises could have a material adverse effect on our business, financial condition, and operating results.

Pandemics and other health crises, and governmental, business, and societal responses to pandemics or other health crises, have had, and in the future may have, an adverse effect on our operations, work force, supply chains, distribution channels, and customers. Constraints and limits imposed on our operations due to pandemics or other health crises may slow or diminish our sales and marketing programs, product development activities and qualification activities with our customers. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our suppliers, could limit our ability to meet customer demand. Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, resulting in higher costs and delays, could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Employee health, availability, productivity, and efficiency may be adversely impacted.

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

For example, programs like the Connect America Fund (CAF), which provides a capital expenditure subsidy for the build-out of the country’s broadband network, the Rural Digital Opportunity Fund (RDOF), which provides a capital expenditure subsidy for the support of high-speed broadband networks in rural America, and the Broadband Equity, Access and Deployment (BEAD) program, among others, which will provide funding for broadband deployment, mapping and adoption projects in unserved and underserved areas in the United States, its territories, and the District of Columbia, may subsidize or encourage spending by our customers or prospective customers on capital spending projects that utilize our products. Customers may seek to time or otherwise adjust their technology or network expansion projects to the availability of subsidies under these or other programs, which will affect the timing and size of orders for our products. In addition, other universal service reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas. Changes in government programs in our industry or uncertainty regarding future changes could adversely impact our customers’ or prospective customers’ decisions regarding timing and amounts of capital spending, which could decrease demand for our products, delay orders or result in pricing pressure from these customers.

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

Many regulators, investors, employees, vendors, customers, community members and other stakeholders are increasingly focused on environmental, social and governance matters relating to businesses, including climate change, greenhouse gas emissions, human capital, civil rights, and diversity, equity, and inclusion. We may make public statements about various environmental, social and governance matters and initiatives from time to time through our website, press releases and other communications. Addressing stakeholder expectations relating to environmental, social and governance matters requires an investment of time, money and other resources, and depends in part on third-party performance or data that is outside of our control, any or all of which may increase our cost of doing business. In addition, as investor and other stakeholder expectations relating to environmental, social and governance matters change and evolve over time, any failure or perceived failure by us to adequately address those expectations may damage our reputation and adversely affect our business and results of operations. Similarly, public statements we make about environmental, social and governance matters and initiatives may result in increased scrutiny by our stakeholders and require additional attention relating to these issues. Federal, state or international government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations relating to environmental, social or governance matters. These laws or regulations could require us to modify our business practices to comply and could result in increased costs. Additionally, any failure to comply with federal, state, or international environmental, social and governance laws and regulations, could adversely affect our business and results of operations.

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

Anti-takeover provisions in our organizational documents, Minnesota law, and other agreements could prevent or delay a change in control of our Company.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.      CYBERSECURITY

Risk Management and Strategy

We believe cybersecurity plays a strategic role in ensuring smooth business operations. We are committed to developing, implementing and maintaining cybersecurity measures and processes that are designed to safeguard our information systems, data and operations, and to assess, identify and manage cybersecurity threats that may impact our business.

We operationalize our cybersecurity program through an information security management system based on the ISO/IEC 27001:2022 standard. This does not imply that we meet any particular technical standards, specifications, or requirements - only that we use the ISO/IEC 27001:2022 standard as a guide in designing and implementing our cybersecurity program. We believe designing and building our cybersecurity program around best practices and principles helps support robust business continuity.

Our cybersecurity program is integrated into our overall risk management system and processes. Key elements of our cybersecurity risk management program include, among others:

●	Ongoing cybersecurity training and testing for our employees;
●	Regular patching, vulnerability scanning, penetration testing, and network monitoring;
●	Robust IT infrastructure to help reduce opportunities for adverse exploitation;
●	Operational processes that reinforce cybersecurity policies and IT controls;
●	Regular audits to assess our cybersecurity posture, maturity, and progress;
●	A cybersecurity incident response plan operationalized in a governance, risk, and compliance (“GRC”) platform; and
●	A third-party risk management process for vendors that includes annual assessments and Service Organization Control Type 2 (SOC 2) reviews

While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date we have not experienced any cybersecurity incidents that have materially affected our business strategy, financial condition, or results of operations. The cybersecurity threat landscape continues to evolve and escalate. We are subject to ongoing risks from cybersecurity threats that could materially affect our business strategy, financial condition, or results of operations, as further described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Governance

Our Board of Directors includes cybersecurity risk as part of its overall risk oversight function, and has delegated to our Audit Committee responsibility for overseeing, reviewing and discussing with management: (i) our cybersecurity, information technology and data security risks and threats; (ii) the potential impact of those risks and threats on our business, operations, and reputation; and (iii) management’s processes, procedures and actions to identify, assess, monitor, mitigate, and remediate such risks and threats. Management provides the Board and the Audit Committee regular reports and assessments on our cybersecurity program and material cybersecurity risks. In addition, management updates the Board and the Audit Committee, as appropriate, regarding significant cybersecurity incidents should they occur.

A cybersecurity incidence response team comprised of key function heads and personnel, including IT, Finance, Legal, and Human Resources, provides operational support for clarifying and acting on cybersecurity issues, including decision-making around materiality, escalation and disclosure. Our cybersecurity program is principally managed by our Chief Information Officer and our Information Security Manager. Together, they have over 50 years of experience in IT, including developing, implementing, and operating IT controls. Our Chief Information Officer and our Information Security Manager manage cybersecurity risks by continually working to reduce risks, respond appropriately to incidents, and invest in hardening our attack surface to improve our cybersecurity posture. Our GRC platform is designed to provide reliability in identifying, tracking, and mitigating cybersecurity risks. We also engage third party assessors, consultants, and auditors to extend internal team capabilities and support our cybersecurity program, including engaging a cybersecurity service provider that provides 24/7 continuous managed detection and response services.

ITEM 2.         PROPERTIES

Clearfield leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota, consisting of corporate offices, manufacturing, and warehouse space. The original lease term was ten years and two months, ending on February 29, 2025, and was renewable. In April 2024, the Company exercised the renewal option, which extended the lease term three additional years to end on February 29, 2028. The exercise of the renewal option added a right of use asset and corresponding lease liability of $1,337,000 upon lease commencement.

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. In April 2024, the Company terminated the lease for this manufacturing facility and signed a new lease for the same facility. The new lease has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option. The termination of the original facility lease resulted in a decreased right of use asset and corresponding lease liability of $5,610,000, offset by the addition of the right of use asset and lease liability of the new facility lease for $8,637,000 upon lease termination and commencement, respectively.

Clearfield leases a 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The lease term is five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

Nestor leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renewed and continues to renew indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will not exercise the termination option. The lease calls for monthly rental payments of approximately €40,000. Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

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

The lease called for monthly rental payments of approximately €20,400 until April 2024 and calls for monthly rental payments of €25,000 afterwards. Rent is increased each year on May 1st based upon the cost-of-living index published by the Estonian government and is capped at 5%.

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

Number of Holders of Common Stock

There were 290 holders of record of our common stock as of September 30, 2024.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations, continued organic growth, and potential future strategic transactions, as well as execution of the repurchase program described below, and do not intend in the foreseeable future to pay cash dividends on our common stock.

Stock Performance Graph

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the Standard & Poor’s 500 Stock Index (S&P500 Index), which the Company has selected as a broad market index, and The Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment Index), which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2019, and its relative performance is tracked through September 30, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024
Clearfield, Inc.	$100.00	$170.21	$372.57	$883.04	$244.14	$328.78
S&P 500 Index	100.00	112.98	144.71	120.45	144.05	193.58
S&P 1500 Communications Equipment Index	100.00	82.46	115.85	94.29	123.44	139.17

Issuer Repurchases

The Company repurchased a total of 6,736 shares of our common stock during the fourth quarter of fiscal year 2024 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees. These repurchases are unrelated to the stock repurchase program.

Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. The Company’s board of directors increased the share repurchase program to $18,000,000 effective November 7, 2023, and an additional $25,000,000 effective April 30, 2024, to an aggregate of $65,000,000. During the year ended September 30, 2024, the Company repurchased 1,164,190 shares for approximately $33,058,000. As of September 30, 2024, we have repurchased an aggregate of 1,729,780 shares for approximately $40,077,000 leaving approximately $24,923,000 available within our $65,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand. During the year ended September 30, 2023, the Company did not repurchase any shares under the stock repurchase program.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2024 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2024	-	$-	-	$24,923,000
August 1-31, 2024	6,736	37.58	-	24,923,000
September1-30, 2024	-	-	-	24,923,000
Total	6,736	$37.58	-	$24,923,000

(1)	Amount remaining from the aggregate $65,000,000 repurchase authorizations approved by the Company’s board of directors effective on April 30, 2024.

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

Overview of Business: The Clearfield operating segment designs, manufactures, and distributes fiber optic management, protection, and delivery products for communications networks. Its “fiber to the anywhere” platform serves the unique requirements of leading broadband service providers in the United States, which include Community Broadband, Large Regional Service Providers, National Carriers, and Multiple System Operators (“MSOs” or “cable TV”), while also serving the broadband needs of the International markets, primarily in Europe, the Caribbean, Canada, and Mexico. These customers are collectively included in the category of Broadband Service Providers. The Clearfield operating segment also provides contract manufacturing services to its Legacy customers for build-to-print services which include OEM requiring copper and fiber cable assemblies built to their specifications. The Company’s sales channels include direct to customer, through distribution partners, and to original equipment suppliers who private label its products. The Company’s products are sold by its sales employees and independent sales representatives.

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

Results of Operations

Year ended September 30, 2024, compared to year ended September 30, 2023

The Company’s net sales for fiscal year 2024 decreased 38%, or $102,015,000, to $166,705,000 from net sales of $268,720,000 in fiscal year 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 27% and 19% of net sales for the years ended September 30, 2024, and 2023, respectively.

The decrease in net sales for fiscal year 2024 of $102,015,000 compared to fiscal year 2023 is attributable to decreased demand across the Clearfield segment’s core markets. Sales to the Community Broadband market decreased 41%, or $45,703,000, from $111,708,000 in fiscal year 2023 to $66,005,000 in fiscal year 2024. Sales to Clearfield’s MSO/Cable TV market decreased 49%, or $22,182,000, from $45,669,000 in fiscal year 2023 to $23,487,000 in fiscal year 2024. Sales to National Carriers decreased 2%, or $187,000, from $8,954,000 in fiscal year 2023 to $8,767,000 in fiscal year 2024. The decrease in sales to these customers was due to a lull in demand for fiber connectivity products as customers digest their larger than normal inventory levels built up during the pandemic which were purchased over the previous years.

Revenue from customers is obtained from purchase orders submitted from time to time, with a limited number of customers recently issuing purchase orders for longer time frames. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue can be further limited by global supply chain issues and customer deployment schedules and factors affecting customer ordering patterns, which may result in changes in customer ordering trends in a relatively short period of time. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for fiscal year 2024 was $137,816,000, a decrease of $45,625,000, or 25%, from $183,441,000 in fiscal year 2023. Gross profit decreased 66%, or $56,389,000, from $85,278,000 for fiscal year 2023 to $28,889,000 for fiscal year 2024. The decrease in gross profit was primarily due to lower net sales and lower gross profit margin in fiscal year 2024 in the Clearfield segment.

Gross profit percent was 17.3% in fiscal year 2024 compared to 31.7% for fiscal year 2023. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand. The Company’s gross profit was also negatively impacted by an increase in inventory reserves of $9,841,000 during the fiscal year ended September 30, 2024. Inventory reserves are primarily due to excess inventory due to the lull in demand in the Clearfield Segment while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic. The Company expects to operate at gross profit percentage levels at or below these levels for several quarters until revenue levels increase, which is expected to bring improved margins.

Selling, general and administrative expense for fiscal year 2024 was $52,111,000, an increase of $4,119,000, or 9%, compared to $47,992,000 for fiscal year 2023. The increase was primarily due to increased performance-based compensation of $1,307,000, increased stock-based compensation of $1,034,000, and increased professional fees of $1,970,000.

Loss from operations for fiscal year 2024 was $23,222,000 compared to income from operations of $37,286,000 for fiscal year 2023. The decrease is attributable to lower sales and gross profit due to excess supply of fiber products in the Clearfield segment as described above and also higher unabsorbed overhead related to expanded manufacturing capacities in the Clearfield segment.

Net investment income in fiscal year 2024 was $7,472,000 compared to $5,206,000 for fiscal year 2023. The increase in interest income is due to a higher average investments balance and higher interest rates earned for the year ended September 30, 2024. The higher overall investments balance is a result of the Company’s capital raise of approximately $130,000,000 completed late in the first fiscal quarter of 2023 and cash generated from operations in fiscal 2024. The Company invests its excess cash primarily in Federal Deposit Insurance Company (“FDIC”) backed bank certificates of deposit, United States (“U.S.”) treasury securities, and money market funds and accounts. We expect interest income to remain at these levels through fiscal year 2025, subject to changes in market interest rates and changes in the average investments balance.

Interest expense in fiscal year 2024 was $506,000 compared to $881,000 for fiscal year 2023. The decrease is primarily due to the decrease in the average factoring liability held by Nestor Cables during fiscal year 2024.

Income tax benefit for fiscal year 2024 was $3,803,000 compared to income tax expense of $9,079,000 for fiscal year 2023. The decrease in tax expense of $12,882,000 from the year ended September 30, 2023, is primarily due to the decrease in pretax book income for fiscal year 2024. The increase in the income tax expense rate to 23.4% for fiscal year 2024 from 21.8% for fiscal year 2023 is primarily due to changes in state tax, foreign tax and decreased excess tax benefits from stock option exercises and restricted stock vesting, resulting in a shortfall in the current period. decreased excess tax benefits related to stock option exercises and restricted stock vesting, resulting in a shortfall in the current period. Our provision for income taxes includes current U.S. federal, state and foreign current and deferred tax expense.

Net loss for fiscal year 2024 was $12,453,000 or $(0.85) per basic and diluted share compared to net income of $32,533,000 or $2.17 per basic and diluted share for fiscal year 2023.

Year ended September 30, 2023, compared to year ended September 30, 2022

The Company’s net sales for fiscal year 2023 decreased 1%, or $2,163,000, to $268,720,000 from net sales of $270,883,000 in fiscal year 2022. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 19% and 6% of net sales for the years ended September 30, 2023, and 2022, respectively.

The decrease in net sales for fiscal year 2023 of $2,163,000 compared to fiscal year 2022 is attributable to decreased demand across the Clearfield’s segment core markets. Sales to the Community Broadband market decreased 12%, or $15,312,000, from $127,478,000 in fiscal year 2022 to $112,166,000 in fiscal year 2023. Sales to Clearfield’s MSO/Cable TV market decreased 5%, or $2,252,000, from $47,921,000 in fiscal year 2022 to $45,669,000 in fiscal year 2023. Sales to National Carriers decreased 17%, or $1,817,000, from $10,772,000 in fiscal year 2022 to $8,954,000 in fiscal year 2023. The decrease in sales to these customers was due to a lull in demand for fiber connectivity products as customers digest their larger than normal inventory levels built up during the pandemic which were purchased over the previous years. Net sales to International customers increased 226% or $34,570,000 from $15,316,000 in fiscal year 2022 to $49,885,000 in fiscal year 2023, primarily driven by the Company’s acquisition of Nestor Cables in July 2022.

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

Cost of sales for fiscal year 2023 was $183,441,000, an increase of $25,505,000, or 16%, from the $157,936,000 in fiscal year 2022. Gross profit decreased 25%, or $27,669,000, from $112,947,000 for fiscal year 2022 to $85,278,000 for fiscal year 2023. The decrease in gross profit was primarily due to lower net sales and lower gross profit margin in fiscal year 2023 in the Clearfield segment.

Gross profit percent was 31.7% in fiscal year 2023 compared to 41.7% in fiscal year 2022. Gross profit margin was negatively affected by excess overhead and production capacity in the Company’s Clearfield segment that was underutilized. The Company continues to realign capacity to current market conditions. Gross profit was also affected by lower gross profit realized in our Nestor Cables cable manufacturing business which was acquired in July 2022 and was not included in the comparable period of fiscal 2022.

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

Income from operations for fiscal year 2023 was $37,286,000 compared to $63,817,000 for fiscal year 2022. The decrease is attributable to lower sales and gross profit due to excess supply of fiber products in the Clearfield segment as described above, higher unabsorbed overhead related to expanded manufacturing capacities in the Clearfield segment, as well as a full year of Nestor Cables, which has a lower gross profit profile related to its bulk cable and duct product offerings.

Net investment income in fiscal year 2023 was $5,206,000 compared to $328,000 for fiscal year 2022. The increase in interest income was due to a higher average investments balance and higher interest rates earned for the year ended September 30, 2023. The higher investments balance was a result of the Company’s capital raise of approximately $130,000,000 completed in the first fiscal quarter of 2023. The Company invested its excess cash primarily in FDIC backed bank certificates of deposit, U.S. treasury securities, and money market funds and accounts.

Interest expense in fiscal year 2023 was $881,000 compared to $311,000 for fiscal year 2022. The increase was primarily due to incurring a full year of interest expense on the factoring liability held by Nestor Cables which was acquired in July 2022.

Income tax expense for fiscal year 2023 was $9,079,000 compared to $14,472,000 for fiscal year 2022. The decrease in tax expense of $5,393,000 from the year ended September 30, 2022, was primarily due to the decrease in taxable income for fiscal year 2023. The decrease in the income tax expense rate to 21.8% for fiscal year 2023 from 22.7% for fiscal year 2022 was due to decreased permanent addback items including nondeductible compensation and transaction costs. Our provision for income taxes included current U.S. federal tax expense and state tax expense, Finland taxes and deferred tax expense.

Net income for fiscal year 2023 was $32,533,000, or $2.17 per basic and diluted share, compared to $49,362,000, or $3.58 per basic and $3.55 per diluted share, for fiscal year 2022.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For fiscal year 2024 and 2023, net sales from the Clearfield segment comprised 75% and 84% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For fiscal year 2024 and 2023, net sales from the Nestor Cables segment comprised 25% and 16% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net (loss) income for the Clearfield segment for the fiscal years ended:

(In thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Segment net external sales	$125,568	$225,722	$263,822
Segment net (loss) income	$(8,514)	$32,834	$49,771

Net sales in the Clearfield segment decreased 44%, or $100,154,000, for the fiscal year ended September 30, 2024, resulting from decreased sales to its Community Broadband, MSO/Cable TV, and Large Regional customers as these customers work to digest inventory that was purchased previously during the period of long lead time supply chain created by the pandemic.

Net loss in the Clearfield segment for the fiscal year ended September 30, 2024 increased 128%, or $41,348,000, from net income of $32,834,000 for the fiscal year ended September 30, 2023, driven by the changes in sales outlined above, as well as lower gross profit margin which was negatively affected by the buildup in capacity that was not utilized, as well as reserves for inventory.

Nestor Cables Segment

The following table provides net sales and net loss for the Nestor Cables segment for the fiscal year ended:

(In thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Segment net external sales	$41,137	$42,998	$7,061
Segment net loss	$(3,939)	$(301)	$(409)

Net sales in the Nestor Cables segment decreased 4%, or $1,861,000, for the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023, excluding sales to the Clearfield segment.

Net loss in the Nestor Cables segment for the fiscal year ended September 30, 2024, increased 112%, or $3,638,000, from the fiscal year ended September 30, 2023, driven by lower gross profit margin as well as increased operating expenses.

Sales Backlog

Sales backlog reflects purchase order commitments for our products received from customers that have yet to be fulfilled. The Company had a backlog of $25,133,000 and $57,285,000 as of September 30, 2024, and 2023, respectively. The decrease in backlog was primarily due to a lull in demand for fiber connectivity products at our Clearfield segment as customers digest their larger than normal inventory levels built up during the pandemic which were purchased over the previous years. We believe that the Nestor Cables segment generally experiences the same seasonality as the Clearfield segment.

Liquidity and Capital Resources

As of September 30, 2024, the Company had combined consolidated balances of cash, cash equivalents, short-term and long-term investments of $155,497,000 compared to $174,456,000 as of September 30, 2023. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of September 30, 2024. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds.

On April 27, 2022, Clearfield entered into a loan agreement and a security agreement to provide the Company with a $40 million revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of September 30, 2024, the interest rate was 7.05%. The loan agreement and the security agreement contained customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the lender with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the lender; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024. As of the date of the amendment, there was not an outstanding principal balance on the Company’s revolving credit promissory note with the lender.

As of September 30, 2024, the Company had no borrowings against this line of credit and was in compliance with all applicable covenants. As of September 30, 2024, and 2023, the Company had a loan for €2,000,000, which equates to $2,228,000 and $2,112,000, as of September 30, 2024 and 2023, respectively. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit, provide a more accurate indication of our available liquidity.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations and line of credit, will be sufficient to meet our working capital and investment requirements beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our board of directors. Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. The Company’s board of directors increased the share repurchase program $18,000,000 effective November 7, 2023, and an additional $25,000,000 effective April 30, 2024, to an aggregate of $65,000,000. During the year ended September 30, 2024, the Company repurchased 1,164,190 shares for approximately $33,058,000. As of September 30, 2024, we have repurchased an aggregate of 1,729,780 shares for $40,077,000 leaving approximately $24,923,000 available within our $65,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchases will be funded by cash on hand. During the year ended September 30, 2023, the Company did not repurchase any shares under the stock repurchase program.

Operating Activities

Net cash provided by operations for the fiscal year ended September 30, 2024, totaled $22,223,000. Cash provided by operations included net loss of $12,453,000 for the fiscal year ended September 30, 2024, non-cash income and expenses for depreciation and amortization of $7,411,000, stock-based compensation of $4,641,000, amortization of discount on investments of $4,406,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include a decrease in net inventories of $31,990,000 and a decrease in accounts receivable of $7,799,000. The decrease in inventory is due to lower inventory purchases during fiscal year 2024 as the Company utilized inventory on hand to fulfill customer orders to support sales demand, as well as higher excess inventory charges taken in fiscal year 2024. The decrease in accounts receivable is due to lower net sales in the fiscal 2024 compared to the prior year. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 11 days from 53 to 42 from September 30, 2023, to September 30, 2024. Changes in operating assets and liabilities using cash include an increase in other assets of $9,225,000 and receiving cash due to an increase in accounts payable and accrued expenses of $544,000. The increase in other assets is related to prepaid expenses including value added taxes related to cross border inventory transfers.

Net cash provided by operations for the fiscal year ended September 30, 2023, totaled $18,423,000. Cash provided by operations included net income of $32,533,000 for the fiscal year ended September 30, 2023, non-cash expenses for depreciation and amortization of $6,054,000, stock-based compensation of $3,578,000, amortization of discount on investments of $3,512,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include an increase in net inventories of $15,083,000 and a decrease in accounts payable and accrued expenses of $27,843,000. The increase in inventory is a result of additional stocking levels to support the Company’s anticipated customer demand, as well as stocking of long lead time components to limit manufacturing delays due to raw material component shortages and supply chain delays experienced during the pandemic. The decrease in accounts payable is due to lower purchasing activity of inventory near the end of the period in response to lower demand from customers, as well as lower performance-based compensation accruals as of September 30, 2023. Also, changes in operating assets and liabilities providing cash include a decrease in accounts receivable of $26,277,000, due to lower net sales in the Company’s fourth quarter of fiscal 2023 compared to the prior year. DSO remained consistent as it increased 1 day from 52 to 53 from September 30, 2022, to September 30, 2023.

Net cash provided by operations for the fiscal year ended September 30, 2022, totaled $2,258,000. Cash provided by operations included net income of $49,362,000 for the fiscal year ended September 30, 2022, non-cash expenses for depreciation and amortization of $3,426,000, stock-based compensation of $2,339,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities using cash include an increase in net inventories of $43,744,000 and accounts receivables of $24,234,000. The increase in inventory is a result of additional stocking levels to support the Company’s increased sales backlog and higher demand, and stocking of high turn and long lead time components to limit manufacturing delays due to raw material component shortages and supply chain delays. The increase in accounts receivable was due to higher net sales as well as increased DSO due to higher sales to certain customers with longer payment terms. DSO increased 13 days from 39 to 52 from September 30, 2021, to September 30, 2022. Also, changes in operating assets and liabilities providing cash include an increase in accounts payable and accrued expenses of $15,760,000, due to timing of accounts payable and $8,738,000 in fiscal year 2022 incentive compensation accruals to be paid after year end.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. For the fiscal year ended September 30, 2024, the Company received proceeds from maturities of investments of $162,064,000 and used cash to purchase $159,393,000 of investments in certificates of deposit below FDIC insured levels and U.S. Treasuries. The Company used $9,567,000 in cash to purchase fixed and intangible assets. The result is cash used in investing activities of $6,896,000 in fiscal year 2024. In fiscal year 2025, the Company intends to continue investing in the necessary information technology, manufacturing equipment, and facility needs.

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

For the fiscal year ended September 30, 2022, the Company had $17,386,000 of FDIC-backed certificates of deposit and U.S. Treasuries mature or be sold. The Company used $9,148,000 in cash to purchase fixed and intangible assets. Additionally, the Company used $16,187,000 in cash to acquire Nestor Cables in July 2022. The result was cash used in investing activities of $8,197,000 in fiscal year 2022.

Financing Activities

For the fiscal year ended September 30, 2024, the Company used cash to repurchase $33,058,000 of our common stock on the open market under our stock repurchase program. In connection with the stock repurchase, the Company accrued $316,000 of U.S. Federal excise taxes to be paid during fiscal year 2025. We received $586,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”) The Company also used cash of $3,617,000 on repayments on factored accounts receivables, net of borrowings and $493,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash used for financing activities during fiscal year 2024 was $36,907,000.

For the fiscal year ended September 30, 2023, the Company received $130,262,000 of net proceeds through the issuance of common stock in the first quarter of fiscal 2023. The Company received cash of $1,587,000 on borrowings on factored accounts receivables, net of repayments The Company also received $611,000 from employees’ purchase of stock through our ESPP and $954,000 related to issuance of stock as payment for incentive compensation. The Company used $16,700,000 to pay down in full the then-outstanding principal on our line of credit, which was originally drawn in the fourth quarter of fiscal 2022 to fund the acquisition of Nestor Cables. The Company also used $491,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $1,220,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2023 was $115,002,000.

For the fiscal year ended September 30, 2022, the Company borrowed $16,700,000 on its line of credit to fund the July acquisition of Nestor Cables. The Company received $544,000 from employees’ purchase of stock through our ESPP and $1,258,000 on repayments on factored accounts receivables, net of borrowings. The Company used $5,183,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options and used $1,406,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash provided by financing activities during fiscal year 2022 was $9,397,000.

Operating Leases

We have entered into various non-cancelable operating lease agreements for office equipment at our office and manufacturing spaces in Minnesota, Mexico, Finland, and Estonia expiring at various dates through August 2034. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Critical Accounting Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

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

As of September 30, 2024, and 2023, the Company had no U.S. federal or Estonia net operating loss (“NOL”) carry-forwards. As of September 30, 2024, there is a state NOL of $64,000. There was no state NOL as of September 30, 2023 As of September 30, 2024, and 2023, there is a Finnish NOL of $1,851,000 and $1,000, respectively.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. The Company is generally subject to U.S. federal examination for all tax years after 2019. The Company is subject to state examinations for all tax years after 2014 due to unexpired research and development credit carryforwards still open under statute. Nestor is generally subject to Finland examination for all tax years after 2020 and Estonia examination for all tax years after 2020.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

The Company’s long-lived assets as of September 30, 2024, consisted primarily of property, plant and equipment, right of use lease assets, patents, intangibles, and goodwill. The Company reviews the carrying amount of its property, plant and equipment, right of use lease assets, and intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the years ended September 30, 2024, 2023, and 2022, there were no triggering events that indicated goodwill or intangible assets may be impaired.

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

No impairment of goodwill or intangible assets has occurred during the years ended September 30, 2024, 2023, and 2022, respectively.

Valuation of Inventory

The Company maintains a material amount of inventory to support its manufacturing operations and customer demand. This inventory is stated at average cost, subject to the lower of cost or net realizable value. On a regular basis, the Company reviews its inventory and identifies inventory which is excess, slow moving, or obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to cost of sales. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its inventory procurement accordingly.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for the year ended September 30, 2025, and filings thereafter.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates. As of September 30, 2024, and 2023, the Company had combined consolidated balances of cash, cash equivalents, short term, and long-term investments of $155,497,000 and $174,456,000, respectively.

Foreign Exchange Rates

The Company uses the U.S. dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. dollar exchange rate impacts our consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10%, relative to the U.S. Dollar, our operating expenses for fiscal year 2024 would have increased or decreased by approximately $700,000 or approximately 1%. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s financial statements.

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

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of September 30, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of September 30, 2024.

Management’s internal control over financial reporting as of September 30, 2024, has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

Date:         November 15, 2024

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

Clearfield, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Clearfield, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of earnings, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's a sets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, Net – Excess, Slow-Moving and Obsolete Inventory Reserve- Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company establishes inventory reserves which represent an amount for excess, slow-moving and obsolete inventory on hand that is expected to be written off or otherwise disposed of below cost at a future date. The Company’s estimate of the appropriate amount of the excess, slow-moving and obsolete inventory reserve utilizes certain inputs and involves judgment. Such inputs include data associated with historical sales trends, expected product life, forecasted sales demand and product mix and the Company’s core products. The calculation and analysis of historical sales data, expected product life, and forecasted sales demand and the application of this analysis to on-hand inventory involves complex analysis.

We identified the estimated inventory reserve for excess, slow-moving and obsolete inventory as a critical audit matter given the estimation uncertainty is impacted by a number of subjective factors including product lifecycle and forecasted sales demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of these subjective factors in combination with assumptions and inputs including historical sales trends, forecasted sales demand, and the on-hand inventory product mix used to determine excess, slow-moving and obsolete inventory.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of controls over management’s excess, slow-moving and obsolete inventory reserve estimate.

●

We compared actual write-off activity in the current year to the excess and slow-moving inventory reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the excess and slow-moving inventory reserve.

●

We evaluated the appropriateness of and performed audit procedures over specified inputs supporting management’s excess, slow-moving and obsolete inventory reserve estimate, including the inventory turns of on-hand inventory, historical sales of inventory, order backlog and historical write-off activity.

●

We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and slow-moving inventory reserve, which included consideration of product mix and the Company’s core products, product life cycle, forecasted sales demand and inventory turns of on-hand inventory.

●	We reperformed the calculation of the excess and slow-moving inventory reserve utilizing the inputs, assumptions, and methodology consistent with management’s estimate.

/s/ Baker Tilly, US, LLP

We have served as the Company's auditor since 2013.

Minneapolis, Minnesota

November 15, 2024

CLEARFIELD, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	September 30, 2024	September 30, 2023
Assets
Current Assets
Cash and cash equivalents	$16,167	$37,827
Short-term investments	114,825	130,286
Accounts receivables, net	21,309	28,392
Inventories, net	66,766	98,055
Other current assets	10,528	1,695
Total current assets	229,595	296,255

Property, plant and equipment, net	23,953	21,527

Other Assets
Long-term investments	24,505	6,343
Goodwill	6,627	6,528
Intangible assets, net	6,343	6,092
Right-of-use lease assets	15,797	13,861
Deferred tax asset	6,135	3,039
Other	2,320	1,872
Total other assets	61,727	37,735
Total Assets	$315,275	$355,517

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,357	$3,737
Current maturities of long-term debt	-	2,112
Accounts payable	6,720	8,891
Accrued compensation	6,977	5,571
Accrued expenses	4,378	2,404
Factoring liability	2,920	6,289
Total current liabilities	24,352	29,004

Other Liabilities
Long-term debt, net of current maturities	2,228	-
Long-term portion of lease liability	12,771	10,629
Deferred tax liability	161	721
Total liabilities	39,512	40,354

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,229,107 and 15,254,725 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	142	153
Additional paid-in capital	159,580	188,218
Accumulated other comprehensive income (loss)	1,079	(544)
Retained earnings	114,962	127,336
Total shareholders’ equity	275,763	315,163
Total Liabilities and Shareholders’ Equity	$315,275	$355,517

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

Net sales	$166,705	$268,720	$270,883

Cost of sales	137,816	183,441	157,936

Gross profit	28,889	85,279	112,947

Operating expenses
Selling, general and administrative	52,111	47,992	49,130
(Loss) Income from operations	(23,222)	37,287	63,817

Net investment income	7,472	5,206	328
Interest expense	(506)	(881)	(311)

(Loss) Income before income taxes	(16,256)	41,612	63,834

Income tax (benefit) expense	(3,803)	9,079	14,472
Net (loss) income	$(12,453)	$32,533	$49,362

Net (loss) income per share Basic	(0.85)	2.17	3.58
Net (loss) income per share Diluted	$(0.85)	$2.17	$3.55

Weighted average shares outstanding:
Basic	14,582,450	14,975,972	13,771,665
Diluted	14,582,450	15,012,527	13,905,984

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022
Comprehensive (loss) income:
Net (loss) income	$(12,453)	$32,533	$49,362
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale investments	748	542	(1,590)
Unrealized gain (loss) on foreign currency translation	875	812	(308)
Total other comprehensive income (loss)	1,623	1,354	(1,898)

Total comprehensive (loss) income	$(10,830)	$33,887	$47,464

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

For the year ended September 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163
Stock based compensation expense	-	-	4,641	-	-	4,641
Issuance of common stock under equity compensation plans, net	130	1	(1)	-	-	-
Issuance of common stock under employee stock purchase plan	24	-	586	-	-	586
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(16)	-	(493)	-	-	(493)
Repurchase of common stock	(1,164)	(12)	(33,362)	-	-	(33,374)
Adoption of new accounting pronouncement	-	-	-	-	79	79
Other comprehensive income	-	-	-	1,623	-	1,623
Net loss	-	-	-	-	(12,453)	(12,453)
Balance at September 30, 2024	14,229	$142	$159,580	$1,079	$114,962	$275,763

For the year ended September 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2022	13,818	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	3,578	-	-	3,578
Issuance of common stock under equity compensation plans, net	49	-	954	-	-	954
Issuance of common stock under employee stock purchase plan	13	-	611	-	-	611
Exercise of stock options, net of shares exchanged for payment	11	-	(491)	-	-	(491)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(1,220)	-	-	(1,220)
Issuance of common stock, net	1,380	15	130,247	-	-	130,262
Other comprehensive income	-	-	-	1,354	-	1,354
Net income	-	-	-	-	32,533	32,533
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163

For the year ended September 30, 2022				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2021	13,732	$137	$58,246	$-	$45,441	$103,824
Stock-based compensation expense	-	-	2,339	-	-	2,339
Issuance of common stock under equity compensation plans, net	26	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	13	-	544	-	-	544
Exercise of stock options, net of shares exchanged for payment	60	1	(5,184)	-	-	(5,183)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(13)	-	(1,406)	-	-	(1,406)
Other comprehensive loss	-	-	-	(1,898)	-	(1,898)
Net income	-	-	-	-	49,362	49,362
Balance as of September 30, 2022	13,818	$138	$54,539	$(1,898)	$94,803	$147,582

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(12,453)	$32,533	$49,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,411	6,054	3,426
Amortization of discount on investments	(4,406)	(3,512)	(42)
Deferred taxes	(4,078)	(2,114)	(326)
Stock-based compensation	4,641	3,578	2,339
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	7,799	26,277	(24,234)
Inventories, net	31,990	(15,083)	(43,744)
Other assets	(9,225)	(1,466)	(282)
Accounts payable and accrued expenses	544	(27,843)	15,759
Net cash provided by operating activities	22,223	18,424	2,258

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(9,567)	(8,384)	(9,148)
Purchases of investments	(159,393)	(210,923)	(248)
Proceeds from sales and maturities of investments	162,064	107,060	17,386
Business acquisition, net of cash acquired	-	-	(16,187)
Net cash used in investing activities	(6,896)	(112,247)	(8,197)

Cash flows from financing activities
Issuance of long-term debt	2,171	(16,700)	16,700
Repayment of long-term debt	(2,171)	-	-
Proceeds from issuance of common stock under employee stock purchase plan	586	611	544
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(493)	(1,220)	(1,406)
Withholding related to exercise of stock options	(9)	(491)	(5,183)
Issuance of stock under equity compensation plans	1	954	-
Net borrowings and repayments of factoring liability	(3,617)	1,586	(1,258)
Net proceeds from issuance of common stock	-	130,262	-
Repurchase of common stock	(33,374)	-	-
Net cash (used in) provided by financing activities	(36,906)	115,002	9,397

Effect of exchange rates on cash	(81)	(2)	(24)
(Decrease) Increase in cash and cash equivalents	(21,660)	21,177	3,434
Cash and cash equivalents, beginning of year	37,827	16,650	13,216
Cash and cash equivalents, end of year	$16,167	$37,827	$16,650

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$159	$12,967	$13,744
Cash paid for interest	$394	$463	$119
Right of use assets obtained through lease liabilities	$4,731	$3,776	$12,016
Non-cash financing activities
Cashless exercise of stock options	$19	$566	$1,624

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents:
Cash, including money market accounts	$5,789	$11,360
Money market funds	10,378	26,467
Total cash and cash equivalents	$16,167	$37,827

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

Foreign Currency Translation: Balance sheets and statements of earnings of our international subsidiaries are measured using local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of earnings accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in shareholders’ equity.

Comprehensive Income (Loss): Total comprehensive income and the components of accumulated other comprehensive loss are presented in the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss is composed of foreign currency translation effects and unrealized gains and losses on available-for-sale marketable debt securities. We use the individual item approach for releasing income tax effects from accumulated other comprehensive loss.

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents; investments; accounts receivable; and accounts payable. The Company estimates the fair value of investments as of the balance sheet date. All other financial instruments’ carrying values approximate fair values because of the short-term nature of the instruments.

Accounts Receivable: Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (CECL). Upon adoption of CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of September 30, 2024, the Company’s allowance for credit losses was $0.

As of September 30, 2023, and 2022, prior to the adoption of CECL, the Company’s allowance for doubtful accounts was $79,000. Upon the adoption of CECL, the prior allowance for doubtful accounts was recorded as a benefit to beginning retained earnings.

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

	September 30, 2024	September 30, 2023
(In thousands)
Raw materials	$56,842	$73,657
Work-in-process	1,790	1,462
Finished goods	23,389	29,696
Inventories, gross	82,021	104,815
Inventory reserve	(15,255)	(6,760)
Inventories, net	$66,766	$98,055

On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. A reserve is established for any identified excess, slow moving, and obsolete inventory through a charge to cost of sales. Inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly, if new products are not accepted by the market, or if products are end of life through life cycle management.

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

Estimated useful lives of the assets are as follows:

Years
Equipment	3 –15
Leasehold improvements	7-10 or life of lease
Vehicles	3

Property, plant and equipment consist of the following:

(In thousands)	September 30, 2024	September 30, 2023
Manufacturing equipment	$27,302	$23,580
Office equipment	4,559	4,560
Leasehold improvements	6,347	6,107
Vehicles	439	446
Construction in progress	6,287	2,447
Property, plant and equipment, gross	44,934	37,140
Less accumulated depreciation	20,981	15,613
Property, plant and equipment, net	$23,953	$21,527

Depreciation expense for the years ended September 30, 2024, 2023, and 2022 was $5,815,000, $4,915,000, and $2,647,000, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the years ended September 30, 2024, 2023, and 2022, there were no triggering events that indicated goodwill or intangible assets may be impaired.

If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment.

If the carrying amount of a reporting unit exceeds its fair value, the Company would measure the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. An impairment loss would be based on significant estimates and judgments, and if the facts and circumstances change, a potential impairment could have a material impact on the Company’s financial statements.

No impairment of goodwill or intangible assets has occurred during the years ended September 30, 2024, 2023, and 2022, respectively.

Capitalized software: In accordance with ASC 350-40, “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 15 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2024, the Company has 53 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of the active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018 and the acquisition of Nestor Cables as of July 26, 2022. Refer to Note 11 for further information regarding the acquisition of Nestor Cables.

The changes in the carrying amount of goodwill by reportable segment for the fiscal year 2024 were as follows:

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2023	$4,709	$1,819	$6,528
Currency translation effect on foreign goodwill balances	-	99	99
Balance as of September 30, 2024	$4,709	$1,918	$6,627

The changes in the carrying amount of goodwill by reportable segment for the fiscal year 2023 were as follows:

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2022	$4,709	$1,693	$6,402
Currency translation effect on foreign goodwill balances	-	126	126
Balance as of September 30, 2023	$4,709	$1,819	$6,528

Finite life intangible assets as of September 30, 2024, and 2023 are as follows:

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,856	$1,815	$3,041
Certifications	8	1,068	884	184
Trademarks	8-10	1,120	588	532
Patents	20	1,302	219	1,083
Developed Technology	10	346	75	271
Other	5	6	6	-
Software	1-3	3,475	2,243	1,232
Totals		$12,173	$5,830	$6,343

	September 30, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,894	$1,582	$3,312
Certifications	8	584	267	317
Trademarks	8-10	1,333	700	633
Patents	20	1,119	165	954
Developed Technology	10	311	22	289
Other	5	6	6	-
Software	1-3	2,613	2,026	587
Totals		$10,860	$4,768	$6,092

Amortization expense related to these assets for the years ended September 30, 2024, 2023, and 2022 was $1,567,000, $1,128,000, and $766,000, respectively.

Our future estimated amortization expense for intangibles is as follows as of September 30, 2024:

(In thousands)	Estimated amortization expense
FY 2025	$1,480
FY 2026	763
FY 2027	551
FY 2028	463
FY 2029	444
Thereafter	2,642
Total	$6,343

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of long-lived assets occurred during the years ended September 30, 2024, 2023, or 2022, respectively.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2024, and 2023, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based awards at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the fair value of options. For restricted stock and performance share unit grants, fair value is determined as the closing price of the Company’s stock on the date of grant. Equity-based compensation expense is broken out between cost of sales and selling, general and administrative expenses based on the classification of the employee. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Share Repurchase Program: Effective January 27, 2022, the Company reinstated its stock repurchase program that had been suspended due to COVID uncertainty in April 2020. The Company’s board of directors increased the share repurchase program $18,000,000 effective November 7, 2023, and an additional $25,000,000 effective April 30, 2024, to an aggregate of $65,000,000. During the year ended September 30, 2024, the Company repurchased 1,164,190 shares for approximately $33,058,000. As of September 30, 2024, we have repurchased an aggregate of 1,729,780 shares for approximately $40,077,000 leaving approximately $24,923,000 available within our $65,000,000 stock repurchase program The repurchase program does not obligate the Company to repurchase any particular amount of common stock during any period. The repurchase will be funded by cash on hand.

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

Research and Development Costs: Research and development costs amounted to $3,000,000, $3,115,000 and $895,000 for the years ended September 30, 2024, 2023, and 2022, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $535,000, $609,000, and $537,000 for the years ended September 30, 2024, 2023, and 2022, respectively, and are charged to expense when incurred.

Net (Loss) Income Per Share: Basic and diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

Weighted average common shares outstanding for the years ended September 30, 2024, 2023, and 2022 were as follows:

Year ended September 30, (In thousands except share data)	2024	2023	2022
Net (loss) income	$(12,453)	$32,533	$49,362
Weighted average common shares	14,582,450	14,975,972	13,771,665
Dilutive potential common shares	-	36,555	134,319
Weighted average dilutive common shares outstanding	14,582,450	15,012,527	13,905,984
(Losses) Earnings per share:
Basic	$(0.85)	$2.17	$3.58
Diluted	$(0.85)	$2.17	$3.55

There were no antidilutive shares for the years ended September 30, 2024, 2023, or 2022.

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

Reclassification: The Company has revised the prior period presentation within its Statement of Cashflows for the fiscal years ended September 30, 2023, and 2022 to reclassify the net borrowings and repayments of factoring receivables from the operating activities section of the statement within the line for changes in operating assets and liabilities titled “Accounts payable and accrued expenses” to its own line as currently presented in the financing activities section. We have reviewed the classification changes and determined they are not material to the financial statements as a whole.

Recently Adopted Accounting Pronouncements: On October 1, 2023, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2020-02 (collectively, Topic 326). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. The Company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost, which are primarily trade accounts receivable for the Company. Results for reporting periods beginning after October 1, 2023, are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The impact of adopting Topic 326 as of October 1, 2023, was not material to the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for the year ended September 30, 2025, and filings thereafter.

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

As of September 30, 2024, $4,989,000 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 2.1 years. The Company recorded related compensation expense for the years ended September 30, 2024, 2023, and 2022 of $4,641,000, $3,578,000, and $2,339,000, respectively. For the year ended September 30, 2024, $4,432,000 of this expense was included in selling, general and administrative expense and $209,000 was included in cost of sales. For the year ended September 30, 2023, $3,407,000 of this expense was included in selling, general and administrative expense and $171,000 was included in cost of sales. For the year ended September 30, 2022, $2,213,000 of this expense was included in selling, general and administrative expense and $126,000 was included in cost of sales.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the fiscal year ended September 30, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 118,706 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.84. During the fiscal year ended September 30, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 40,266 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $64.38. During the fiscal year ended September 30, 2022, the Company granted employees non-qualified stock options to purchase an aggregate of 62,730 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $66.48.

The fair value of stock option awards during the year ended September 30, 2024, 2023, and 2022 was estimated as of the respective grant dates using the assumptions listed below:

	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Dividend yield	0%	0%	0%
Weighted average expected volatility	61.66%	63.14%	52.02%
Weighted average risk-free interest rate	4.55%	3.75%	0.97%
Weighted average expected life (years)	5	5	5
Vesting period (years)	3	3	3

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares. There were 90,245 options vested during the year ended September 30, 2024, 79,911 options vested during the year ended September 30, 2023, and 113,727 options vested during the year ended September 30, 2022. For the year ended September 30, 2024, there were 1,501 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2023, there were 21,630 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2022, there were 125,651 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2024, 2023, and 2022 was $25,000, $1,603,000, and $11,279,000, respectively.

Option transactions under the 2022 Plan during the years ended September 30, 2024, and 2023 and under the Prior Plan for the year ended September 30, 2022, are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2021	301,514	$16.25
Granted	62,730	66.48	$25.54
Exercised	(125,651)	12.92
Forfeited and expired	(2,084)	19.94
Outstanding as of September 30, 2022	236,509	$31.30
Granted	40,266	64.38	$30.83
Exercised	(21,630)	26.16
Forfeited and expired	(1,021)	18.18
Outstanding as of September 30, 2023	254,124	$37.04
Granted	118,706	26.84	$12.96
Exercised	(1,501)	12.40
Forfeited and expired	(4,345)	38.13
Outstanding as of September 30, 2024	366,984	$33.83

The following table summarizes information concerning options exercisable under the 2022 Plan and the Prior Plan as of the years ended September 30, 2024, 2023 and 2022:

As of Year Ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2024	181,455	1.50	$32.65	$5,924
September 30, 2023	97,056	2.28	$28.13	$2,731
September 30, 2022	39,276	2.78	$20.26	$3,314

The following table summarizes information concerning options currently outstanding at:

As of Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2024	366,984	2.51	$33.83	$12,414
September 30, 2023	254,124	2.72	$37.04	$9,413
September 30, 2022	236,509	3.22	$31.30	$17,343

Restricted Stock: The 2022 Plan permits, and the Prior Plan permitted, the Compensation Committee of the board of directors to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2024, 2023, and 2022 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2021	108,839	$17.14
Granted	29,512	65.90
Vested	(37,094)	17.78
Forfeited	(2,749)	16.84
Unvested shares as of September 30, 2022	98,508	$31.51
Granted	41,492	70.50
Vested	(47,869)	30.98
Forfeited	(1,556)	15.61
Unvested shares as of September 30, 2023	90,575	$49.92
Granted	137,928	26.65
Vested	(58,559)	39.60
Forfeited	(7,737)	27.84
Unvested shares as of September 30, 2024	162,207	$34.91

The fair value of restricted shares vested during the year end September 30, 2024, 2023, and 2022 was $1,796,000, $3,141,000, and $3,744,000 respectively. The Company repurchased a total of 15,879 shares of our common stock at an average price of $31.05 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2024. The Company repurchased a total of 12,862 shares of our common stock at an average price of $62.20 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2023. The Company repurchased a total of 13,292 shares of our common stock at an average price of $105.78 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2022.

Performance Stock Units: During the fiscal year ended September 30, 2024, the Company granted 47,745 performance stock units which entitles the recipients to receive the same number of shares of the Company’s common stock, upon achievement of a fiscal year 2024 performance goal. The Company has determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. For the fiscal year September 30, 2024, the performance goal was not achieved and previously recognized compensation expense related to these awards has been reversed to $0.

Bonus Stock: During the fiscal year ended September 30, 2023, the Company granted employees an aggregate of 9,144 shares of common stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share. No bonus stock was granted in the fiscal years ended September 30, 2024, and 2022.

Employee Stock Purchase Plan: The Clearfield, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on July 1 and January 1 of each calendar year. For the phase that ended on December 31, 2023, employees purchased 10,104 shares at a price of $24.72 per share. For the phase that ended on June 30, 2024, employees purchased 13,598 shares at a price of $24.72 per share As of September 30, 2024, the Company withheld approximately $175,000 from employees participating in the phase that began on July 1, 2024. In February 2020, the shareholders of Clearfield, Inc. approved an increase of 200,000 in the shares authorized for issuance under the ESPP. After the employee purchase on June 30, 2024, 144,548 shares of common stock were available for future purchase under the ESPP.

Note 3. Investments

The Company invests in CDs in amounts that are fully insured by the FDIC and Treasuries with terms of not more than five years, as well as money market funds. During the second quarter of fiscal 2022, the Company sold investments and has reclassified its investment portfolio to available-for-sale, which is reported at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings. The Company did not sell investment securities during the years ended September 30, 2024, or 2023.

As of September 30, 2024, available-for-sale investments consist of the following:

	September 30, 2024
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$113,987	$382	$(45)	$114,324
Certificates of deposit	500	1	-	501
Investment securities – short-term	$114,487	$384	$(45)	$114,825
Long-Term
U.S treasury securities	$24,514	$-	$(245)	$24,269
Certificates of deposit	248	-	(12)	236
Investment securities – long-term	$24,762	$-	$(257)	$24,505

As of September 30, 2023, available-for-sale investments consisted of the following:

	September 30, 2023
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$122,534	$-	$(143)	$122,391
Certificates of deposit	8,014	-	(119)	7,895
Investment securities – short-term	$130,548	$-	$(262)	$130,286
Long-Term
U.S treasury securities	$6,719	$-	$(596)	$6,123
Certificates of deposit	248	-	(28)	220
Investment securities – long-term	$6,967	$-	$(624)	$6,343

As of September 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$19,719	$(39)	$6,500	$(250)
Certificates of deposit	-	-	236	(12)
Investment securities	$19,719	$(39)	$6,736	$(262)

As of September 30, 2023, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$112,908	$(131)	$15,606	$(608)
Certificates of deposit	245	-	7,870	(147)
Investment securities	$113,153	$(131)	$23,476	$(755)

As of September 30, 2024, and 2023, there were six and 42 securities in an unrealized loss position, respectively, which is due to the securities paying lower interest rates than the market. As of September 30, 2024, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for year ended September 30, 2024.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,378	$10,378	$-	$-
Total cash equivalents	$10,378	$10,378	$-	$-
Investment securities:
U.S. Treasury securities	$138,592	$-	$138,592	$-
Certificates of deposit	738	-	738	-
Total investment securities	$139,330	$-	$139,330	$-

During the year ended September 30, 2024, we owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the years-end September 30, 2024, 2023 and 2022.

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2023, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,467	$26,467	$-	$-
Total cash equivalents	$26,467	$26,467	$-	$-
Investment securities:
Certificates of deposit	$8,115	$-	$8,115	$-
U.S. Treasury securities	128,514	-	128,514	-
Total investment securities	$136,629	$-	$136,629	$-

Note 5. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balances at September 30, 2022	$(1,224)	$(674)	$(1,898)
Other comprehensive income for the twelve months ended September 30, 2023	542	812	1,354
Balances at September 30, 2023	$(682)	$138	$(544)
Other comprehensive income for the twelve months ended September 30, 2024	748	875	1,623
Balances at September 30, 2024	$66	$1,013	$1,079

Note 6. Income Taxes

Components of income tax expense are as follows for the years ended:

	September 30,	September 30,	September 30,
(In thousands)	2024	2023	2022
Current:
Federal	$385	$9,449	$13,230
State	(114)	1,435	1,532
Foreign	4	144	48
Current income tax expense	275	11,028	14,810
Deferred:
Federal	(3,092)	(1,751)	(509)
State	(427)	(251)	6
Foreign	(559)	53	165
Deferred income tax expense	(4,078)	(1,949)	(334)
Income tax expense	$(3,803)	$9,079	$14,472

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30,	September 30,	September 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.9%	2.8%	2.1%
Foreign income taxes	(1.5% )	(0.1% )	0.4%
Permanent differences	0.0%	0.8%	4.6%
Research and development credits	0.8%	(1.0% )	(0.5% )
Excess tax benefits from stock-based compensation	(0.8% )	(1.7% )	(4.9% )
Effective Tax rate	23.4%	21.8%	22.7%

As of September 30, 2024, the current U.S. income tax payable was approximately $30,000 and the foreign income tax receivable was approximately $5,000, these amounts are included in the other current assets and other current liabilities in the Company’s consolidated balance sheet. Current income tax payable amounts are included in accrued expenses in the Company’s consolidated balance sheets.

As of September 30, 2024, and 2023, the Company had no U.S. federal or Estonian net operating loss (“NOL”) carryforwards. As of September 30, 2024, there is a state NOL of $64,000. There was no state NOL as of September 30, 2023. As of September 30, 2024, and 2023, there is a Finnish NOL of $1,851,000 and $1,000, respectively. The Company has not recorded a valuation allowance on these deferred tax assets as the Company believes it is more likely than not they will be utilized. In addition, as of September 30, 2024, and 2023, the Company had Minnesota research and development tax credits of $370,000 and $255,000, respectively. The Company has not recorded a valuation allowance on these research and development related deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2038.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
(In thousands)	2024	2023
Inventories	$4,241	$2,154
R&D expenses	1,328	832
Stock-based compensation	1,042	600
Accrued expenses and reserves	427	515
Property and equipment depreciation	4	(683)
Net operating loss carry forwards and credits	726	201
Foreign currency translation loss	-	-
Total deferred tax asset	$7,768	$3,619
Goodwill	(1,146)	(1,123)
Unrealized loss on investments	(16)	204
Prepaid expenses	(141)	(193)
Intangibles	(254)	(153)
Foreign currency translation gain	(238)	(36)
Total deferred tax liability	$(1,795)	$(1,301)
Net deferred tax asset	$5,973	$2,318

Realization of NOL carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. The deferred tax assets and deferred tax liabilities are not netted due to being within different tax jurisdictions. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding their recoverability. As of September 30, 2024, and 2023, no valuation allowance was deemed necessary as the Company determined it was more likely than not that the Company’s deferred tax assets will be realized.

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2024, or 2023.

The Company is subject to income taxes in the U.S. federal and various state and foreign jurisdictions, including Finland. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Clearfield, Inc. is generally subject to U.S. federal examination for all tax years after 2019 and state examinations for all tax years after 2015 due to unexpired research and development credit carryforwards still open under statute. Nestor is generally subject to Finland examination for all tax years after 2020.

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

Customers: For the fiscal year ended September 30, 2024, the Company had two customers that comprised 15% and 11% of net sales. These customers are distributors. For the fiscal year ended September 30, 2023, the Company had one customer that comprised 16% of net sales. This customer is a distributor. For the fiscal year ended September 30, 2022, the Company had one customer that comprised 14% of net sales. This customer is a distributor. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2024, three customers accounted for 16%, 11%, and 10% of accounts receivable, respectively. These customers are all distributors. As of September 30, 2023, three customers accounted for 16%, 13% and 11% of accounts receivable, respectively. These customers are all distributors.

Disaggregation of Revenue: The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in Europe, the Caribbean, Canada, and in Central and South America.

The following table presents our domestic and international sales for each of the last three fiscal years:

Year Ended September 30,
	2024	2023	2022
United States	$122,483	$218,835	$255,607
All Other Countries	44,222	49,885	15,276
Total Net Sales	$166,705	$268,720	$270,883

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by these markets were as follows for each of the last three fiscal years:

Year Ended September 30,
	2024	2023	2022
Broadband service providers	94%	97%	99%
Other customers	6%	3%	1%
Total Net Sales	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and 3 customers, National Carriers, which includes large national and global wireline and wireless providers also referred to as Tier 1s, Large Regional Service providers with a national footprint, MSOs, which include cable television companies, and international customers.

Long-lived assets: As of September 30, 2024, and 2023, the Company had property, plant, and equipment with a net book value of $5,395,000 and $7,003,000, respectively, located in Mexico. In addition, as of September 30, 2024, and 2023, the Company had property, plant, and equipment with a net book value of $7,093,000, and $6,703,000, respectively, located in Finland and $989,000, and $660,000, respectively, located in Estonia. All other property, plant, and equipment is located within the United States.

Note 8. Employee Benefit Plan

Clearfield, Inc. maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $1,087,000, $1,017,000, and $1,129,000 for the years ended September 30, 2024, 2023 and 2022, respectively.

Nestor Cables is mandated by the Finnish government to participate in a pension and social expense plan to which Nestor and its employees make contributions. The plan is accounted for as defined contribution plan and Nestor Cables is responsible for an average of 17.6%, 18.3%, and 17.4% of employees’ wages for plan years ended September 30, 2024, and 2023, and 2022, respectively. Nestor’s contributions under this plan were $1,328,000, $1,112,000, and $204,000 for the years ended September 30, 2024, and 2023, and 2022, respectively.

Note 9. Leases

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

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. In April 2024, the Company terminated the lease for this manufacturing facility and signed a new lease for the same facility. The new lease has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option. The termination of the original facility lease resulted in a decreased right of use asset and corresponding lease liability of $5,610,000, offset by the addition of the right of use asset and lease liability of the new facility lease for $8,637,000 upon lease termination and commencement, respectively.

The Company leases a 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The lease term is five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

Nestor Cables leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renewed and will continue to auto renew indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will not exercise the termination option. The lease calls for monthly rental payments of approximately €40,000. Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

Nestor Cables leases an approximately 49,000 square foot manufacturing facility in Tabasalu, Estonia, which is utilized for the operations of Nestor Cables Baltics. The lease is without a fixed term and requires two years’ written notice to terminate the lease. Additionally, the lease grants to Nestor Cables the option to lease an expansion facility that is to be constructed no later than December 2024. The expansion facility will be constructed on the same premises as the existing facility. Nestor exercised the option to lease the expansion facility, and the lease term of the existing facility will be 10 years commencing December 2024.

The lease called for monthly rental payments of approximately €20,400 until April 2024 and calls for monthly rental payments of €25,000 afterwards. Rent is increased each year on May 1st based upon the cost-of-living index published by the Estonian government and is capped at 5%.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows:

(In thousands) Operating lease expense under ASC842, Leases, within:	Year ended September 30, 2024	Year ended September 30, 2023	Year ended September 30, 2022
Cost of sales	$4,231	$4,067	$2,534
Selling, general and administrative	323	244	277
Total lease expense	$4,554	$4,311	$2,801

Our future lease obligations for leases that have commenced were as follows as of September 30, 2024:

(In thousands)	Operating Leases
FY 2025	$4,321
FY 2026	4,382
FY 2027	3,451
FY 2028	2,867
FY 2029	1,566
Thereafter	2,576
Total lease payments	19,163
Less: Interest	(3,035)
Present value of lease liabilities	$16,128

As of September 30, 2024, the weighted average term and weighted average discount rate for our leases were 5.20 years and 6.59%, respectively. As of September 30, 2023, the weighted average term and weighted average discount rate for our leases were 5.16 years and 3.59%, respectively. As of September 30, 2022, the weighted average term and weighted average discount rate for our leases were 4.04 years and 3.22%, respectively. For the years ended September 30, 2024, 2023, and 2022, the operating cash outflows from our leases were $4,222,000, $3,954,000, and $2,064,000, respectively.

Note 10. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of September 30, 2024, the interest rate was 7.05%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024.

As of September 30, 2024, and 2023, the Company had no borrowings against this line of credit. As of September 30, 2022, the Company had borrowed $16,700,000 against the line of credit. As of September 30, 2024, 2023 and 2022, the Company was in compliance with all applicable covenants. The line of credit is collateralized by Clearfield, Inc’s assets of $300,472,000 as of September 30, 2024.

During March 2021, Nestor Cables entered into a loan agreement, providing a €2 million senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on March 31, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. As of September 30, 2024, 2023 and 2022, the Company owed €2,000,000 on this loan, which equates to $2,228,000, $2,112,000 and $1,966,000, respectively. As of September 30, 2024, Nestor Cables was not in compliance with the equity ratio covenant but received a waiver from the bank. As of September 30, 2023, and 2022, Nestor Cables was in compliance with all covenants. The interest expense associated with this loan has been presented net of government payments on the Company’s income statement.

Note 11. Acquisition of Nestor Cables

On July 26, 2022, the Company, through its wholly owned subsidiary, Clearfield Finland Oy, acquired 100% of the share capital of Nestor Cables Oy, a leading developer and manufacturer of fiber optic cable solutions located in Finland, upon the terms and conditions contained in a Share Sale and Purchase Agreement entered into on May 17, 2022. The total purchase price and the acquisition date fair value of the consideration transferred for the shares totaled €7.9 million ($8.0 million) in addition to €7.6 million ($7.8 million) related to the repayment of certain of Nestor Cables’ debt. The purchase price was funded from a draw of $16.7 million under the Company’s revolving line of credit. The purchase of Nestor Cables was intended to provide the Company with the ability to vertically integrate the supply of fiber optic cables and fulfill customer demand more rapidly. Nestor Cables’ technical expertise is expected to extend the supply of the Company’s FieldShield product line into the North American market, to reduce cost and complexity of transportation. Finally, Nestor Cables enhances the possibility of introducing Clearfield’s cassette-based fiber management solutions into the European market.

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

The Nestor Cables acquisition resulted in approximately $1,700,000 of goodwill due to intangible assets not qualifying for separate recognition as well as expected synergies. The goodwill created from the acquisition of Nestor Cables is expected to be deductible for tax purposes.

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

For the year ended September 30, 2024, the Company has two reportable segments: (1) Clearfield; and (2) Nestor Cables. Clearfield’s Finnish holding company, Clearfield Finland Oy, purchased Nestor Cables Oy, including its Estonia subsidiary, Nestor Cables Baltics, on July 26, 2022. These entities comprise the Nestor Cables segment. Refer to Note 11 - Acquisition of Nestor Cables for additional information on this transaction.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. For consolidated reporting, the Company eliminates transactions between reportable segments.

The following table summarizes the amounts between the two reportable segments for the year ended September 30, 2024:

	Year ended September 30, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$125,568	$41,137	$-	$166,705
Revenue from internal customers (Clearfield)	58	2,271	(2,329)	-
Net investment income	7,711	-	(239)	7,472
Interest expense	-	741	(235)	506
Depreciation and amortization	5,933	1,478	-	7,411
Stock based compensation	4,374	267	-	4,641
Income tax benefit	(3,248)	(555)	-	(3,803)
Net loss	(9,198)	(3,424)	169	(12,453)
Capital expenditures	7,940	1,627	-	9,567

The following table summarizes the amounts between the two reportable segments for the year ended September 30, 2023:

	Year ended September 30, 2023
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$225,722	$42,998	$-	$268,720
Revenue from internal customers (Clearfield)	-	5,408	(5,408)	-
Net investment income	5,315	7	(116)	5,206
Interest expense	170	827	(116)	881
Depreciation and amortization	4,598	1,456	-	6,054
Stock based compensation	3,528	50	-	3,578
Income taxes	8,883	196	-	9,079
Net income	32,834	719	(1,020)	32,533
Capital expenditures	6,759	925	-	7,684

The following table summarizes the amounts between the two reportable segments as of September 30, 2024, and September 30, 2023:

	Year ended September 30, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,918	$-	$6,627
Total assets	$300,472	$38,773	$(23,970)	$315,275

	Year ended September 30, 2023
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,819	$-	$6,528
Total assets	$335,412	$43,550	$(23,445)	$355,517

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $2,920,000, $6,289,000 and $4,391,000 as of September 30, 2024, 2023 and 2022, respectively. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.9 million). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of .75% to 1.3%. The average interest rate for the year ended September 30, 2024, 2023 and 2022, was 5.12%, 3.89% and 2.14%, respectively. These agreements are indefinite with a termination notice period ranging from zero to one month.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2024, our internal control over financial reporting was effective based on the COSO internal control criteria. The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included under the headings “Executive Officers,” “Corporate Governance” and “Proposal 1. Election of Directors” in our Proxy Statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

The Company has an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy, as amended, is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 to be included under the heading “Executive Compensation” in the 2025 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 under the headings “Ownership of Voting Securities by Principal Holders and Management” and “Equity Compensation Plan Information” to be included in the 2025 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 under the heading “Certain Relationships and Related Person Transactions” to be included in the 2025 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 under the heading “Relationship with Independent Accountants” to be included in the 2025 Proxy Statement, is incorporated herein by reference into this section.

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

Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 26, 2016
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 22, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 22, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 22, 2010
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan, as amended	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 14, 2020 for the 2020 Annual Meeting of Shareholders held on February 27, 2020
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014
10.8	First Amendment to Lease Agreement dated May 9, 2019 by and between First Industrial, L.P. and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2019
*10.9	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 22, 2017

Number	Description	Incorporated by Reference to
*10.10	Amendment No. 1 to Employment Agreement dated December 3, 2019 by and between Daniel Herzog and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2019
10.11	Loan Agreement dated April 27, 2022 by and between Clearfield, Inc. and Bremer Bank, National Association †	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 28, 2022
10.12	Security Agreement dated April 27, 2022 by Clearfield, Inc. in favor of Bremer Bank, National Association †	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 28, 2022
10.13	Amendment No. 1 to Loan Agreement dated August 5, 2024 by and between Clearfield, Inc. and Bremer Bank, National Association	Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024
10.14	Clearfield, Inc. 2022 Stock Compensation Plan, as amended through January 23, 2023	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 25, 2023
10.15	Form of Stock Option Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 24, 2023
10.16	Form of Restricted Stock Award Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 24, 2023
10.17	Form of Performance Stock Unit Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan.	Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2023
10.18

Lease Agreement dated April 4, 2024, by and among Prisma Shelter, S. de R.L. de C.V., Clearfield, Inc., and Banco Actinver, S.A., Institución de Banca Múltiple, Grupo Financiero Actinver, solely in its capacity as Trustee of Trust No. 3218

Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 9, 2024
10.19	Clearfield, Inc. Incentive Bonus Plan	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 4, 2024
19	Clearfield, Inc. Policy Regarding Buying and Selling Securities – Insider Trading and Tipping, as amended through August 29, 2024	**
21.1	Subsidiaries of Clearfield, Inc.	**
23.1	Consent of Baker Tilly US, LLP	**
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**

Number	Description	Incorporated by Reference to
97.1	Clearfield, Inc. Compensation Recoupment Policy, as amended September 28, 2023	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 4, 2023
101.INS	Inline XBRL Instance Document	**
101.SCH	Inline XBRL Taxonomy Extension Schema	**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase	**
101.LAB	Inline XBRL Taxonomy Labels Linkbase	**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase	**
101.DEF	Inline XBRL Taxonomy Definition Linkbase	**

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

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

Clearfield, Inc.

Date: November 15, 2024	/s/ Cheryl Beranek
Cheryl Beranek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby constitutes and appoints Cheryl Beranek and Daniel Herzog and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 15, 2024

/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 15, 2024

/s/ Ronald G. Roth Ronald G. Roth	Director	November 15, 2024

/s/ Roger G. Harding Roger G. Harding	Director	November 15, 2024

/s/ Donald R. Hayward Donald R. Hayward	Director	November 15, 2024

/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 15, 2024

/s/ Patrick F. Goepel Patrick F. Goepel	Director	November 15, 2024

/s/ Walter L. Jones, Jr. Walter L. Jones, Jr.	Director	November 15, 2024

/s/ Carol A. Wirsbinski Carol Wirsbinski	Director	November 15, 2024