Form 10-Q
period 2024-12-31
Clearfield, Inc.
filed 2025-02-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes          ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of January 31, 2025
Common stock, par value $.01	14,131,537

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	December 31, 2024 (Unaudited)	September 30, 2024
Assets
Current Assets
Cash and cash equivalents	$30,453	$16,167
Short-term investments	82,561	114,825
Accounts receivables, net	14,064	21,309
Inventories, net	59,224	66,766
Other current assets	11,609	10,528
Total current assets	197,911	229,595

Property, plant and equipment, net	23,717	23,953

Other Assets
Long-term investments	41,916	24,505
Goodwill	6,493	6,627
Intangible assets, net	6,103	6,343
Right-of-use lease assets	18,276	15,797
Deferred tax asset	6,622	6,135
Other	2,192	2,320
Total other assets	81,602	61,727
Total Assets	$303,230	$315,275

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,651	$3,357
Accounts payable	4,325	6,720
Accrued compensation	5,400	6,977
Accrued expenses	2,562	4,378
Factoring liability	2,790	2,920
Total current liabilities	18,728	24,352

Other Liabilities
Long-term debt, net of current maturities	2,072	2,228
Long-term portion of lease liability	14,995	12,771
Deferred tax liability	-	161
Total liabilities	35,795	39,512

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 14,131,537 and 14,229,107 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	141	142
Additional paid-in capital	154,254	159,579
Accumulated other comprehensive (loss) income	(17)	1,079
Retained earnings	113,057	114,963
Total shareholders’ equity	267,435	275,763
Total Liabilities and Shareholders’ Equity	$303,230	$315,275

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023

Net sales	$35,476	$34,230

Cost of sales	27,294	29,533

Gross profit	8,182	4,697

Operating expenses
Selling, general and administrative	12,158	12,859
Loss from operations	(3,976)	(8,162)

Net investment income	1,744	2,069
Interest expense	(100)	(126)

Loss before income taxes	(2,332)	(6,219)

Income tax benefit	(426)	(951)
Net loss	$(1,906)	$(5,268)

Net loss per share Basic	$(0.13)	$(0.35)
Net loss per share Diluted	$(0.13)	$(0.35)

Weighted average shares outstanding:
Basic	14,213,025	15,212,945
Diluted	14,213,025	15,212,945

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023

Comprehensive (loss) income:
Net loss	$(1,906)	$(5,268)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale investments	(125)	291
Unrealized (loss) gain on foreign currency translation	(971)	729
Total other comprehensive (loss) income	(1,096)	1,020

Total comprehensive loss	$(3,002)	$(4,248)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For three months ended December 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock based compensation expense	-	-	1,139	-	-	1,139
Issuance of common stock under employee stock purchase plan	11	-	301	-	-	301
Issuance of common stock under equity compensation plans, net	105	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(491)	-	-	(491)
Repurchase of common stock	(196)	(2)	(6,273)	-	-	(6,275)
Other comprehensive loss	-	-	-	(1,096)	-	(1,096)
Net loss	-	-	-	-	(1,906)	(1,906)
Balance at December 31, 2024	14,132	$141	$154,254	$(17)	$113,057	$267,435

For three months ended December 31, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	1,271	-	-	1,271
Issuance of common stock under employee stock purchase plan	10	-	250	-	-	250
Issuance of common stock under equity compensation plans, net	120	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(236)	-	-	(236)
Repurchase of common stock	(436)	(4)	(12,181)	-	-	(12,185)
Adoption of new accounting pronouncement	-	-	-	-	80	80
Other comprehensive income	-	-	-	1,020	-	1,020
Net loss	-	-	-	-	(5,268)	(5,268)
Balance at December 31, 2023	14,939	$149	$177,322	$476	$122,148	$300,095

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,906)	$(5,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,838	1,651
Amortization of discount on investments	(766)	(1,160)
Deferred taxes	(544)	(320)
Stock-based compensation	1,139	1,271
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	6,873	11,750
Inventories, net	6,871	4,169
Other assets	(1,027)	815
Accounts payable and accrued expenses	(5,328)	(2,108)
Net cash provided by operating activities	7,150	10,800

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(2,069)	(2,412)
Purchases of investments	(39,015)	(47,748)
Proceeds from sales and maturities of investments	54,476	51,068
Net cash provided by investing activities	13,392	908

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	301	250
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(491)	(236)
Net borrowings and repayments of factoring liability	77	(2,972)
Repurchase of common stock	(6,275)	(12,184)
Net cash used in financing activities	(6,388)	(15,142)

Effect of exchange rates on cash	132	91
Increase (decrease) in cash and cash equivalents	14,286	(3,343)
Cash and cash equivalents, beginning of year	16,167	37,827
Cash and cash equivalents, end of year	$30,453	$34,484

Supplemental disclosures for cash flow information
Cash paid during the year for income taxes	$405	$61
Cash paid for interest	$58	$86
Right of use assets obtained through lease liabilities	$3,663	$-
Non-cash financing activities
Cashless exercise of stock options	$9	$-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended December 31, 2024 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

The FASB issued ASU No. 2024-03, (Subtopic 220-4012): Disaggregation of Income Statement Expenses. The ASU No. 2024-03 addresses the disaggregation of income statement expenses under that aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. The ASU 2024-04 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating its disclosure approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

Correction of Prior Period Error

As disclosed in Note 1 to Company’s 2024 Form 10-K, the Company identified a prior period error in the presentation of its Consolidated Statement of Cash Flows. Management determined its presentation of the net borrowings and repayments of factoring receivables was incorrectly presented within the ‘Accounts payable and accrued expenses’ line within operating activities as opposed to being presented within financing activities. As corrected in the Condensed Consolidated Statements of Cash Flows, Accounts payable and accrued expenses and Net cash provided by operating activities are each increased by $2,972,000 for the three months ended December 31, 2023, and Net borrowings and repayments of factoring liability and Net cash used in financing activities are each increased by $2,972,000 for the three months ended December 31, 2023. This correction had no impact on the previously reported condensed consolidated balance sheets, condensed consolidated statements of earnings, condensed consolidated statement of comprehensive income, or condensed consolidated statements of shareholders’ equity. The Company also will correct previously reported financial information for such immaterial errors in future filings, as applicable.

Note 2. Net Loss Per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net loss divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net loss per common share computations for the three months ended December 31, 2024, and 2023:

	Three Months Ended December 31,
(In thousands, except for share data)	2024	2023
Net loss	$(1,906)	$(5,268)
Weighted average common shares	14,213,025	15,212,945
Dilutive potential common shares	-	-
Weighted average dilutive common shares outstanding	14,213,025	15,212,945
Net loss per common share:
Basic	$(0.13)	$(0.35)
Diluted	$(0.13)	$(0.35)

For the three months ended December 31, 2024, 404,836 stock options and 76,121 performance stock units were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended December 31, 2023, 363,692 stock options and 47,745 performance stock units were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	December 31, 2024	September 30, 2024
Cash and cash equivalents:
Cash, including money market accounts	$6,881	$5,789
Money market funds	23,572	10,378
Total cash and cash equivalents	$30,453	$16,167

The Company maintains cash balances at multiple financial institutions, and at times, such balances exceeded insured limits. The Company has not experienced any losses in such accounts.

Note 4. Investments

The Company invests in United States Treasury (“Treasuries”) securities with terms of not more than five years and certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), as well as money market funds. The Company’s investment portfolio is classified as available-for-sale, which is reported on the consolidated balance sheet at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the condensed consolidated statement of earnings.

As of December 31, 2024, available-for-sale investments consisted of the following:

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$82,005	$215	$(159)	$82,061
Certificates of deposit	500	-	-	500
Investment securities – short-term	$82,505	$215	$(159)	$82,561
Long-Term
U.S Treasury securities	$41,801	$14	$(136)	$41,679
Certificates of deposit	248	-	(11)	237
Investment securities – long-term	$42,049	$14	$(147)	$41,916

As of September 30, 2024, available-for-sale investments consist of the following:

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$113,987	$382	$(45)	$114,324
Certificates of deposit	500	1	-	501
Investment securities – short-term	$114,487	$383	$(45)	$114,825
Long-Term
U.S Treasury securities	$24,514	$-	$(245)	$24,269
Certificates of deposit	248	-	(12)	236
Investment securities – long-term	$24,762	$-	$(257)	$24,505

As of December 31, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$37,773	$(69)	$6,535	$(226)
Certificates of deposit	-	-	237	(11)
Investment securities	$37,773	$(69)	$6,772	$(237)

As of September 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$19,719	$(39)	$6,500	$(250)
Certificates of deposit	-	-	236	(12)
Investment securities	$19,719	$(39)	$6,736	$(262)

As of December 31, 2024, there were 7 securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2024, there were 6 securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of December 31, 2024, and September 30, 2024, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three months ended December 31, 2024.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of December 31, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,572	$23,572	$-	$-
Total cash equivalents	$23,572	$23,572	$-	$-
Investment securities:
Certificates of deposit	$737	$-	$737	$-
U.S. Treasury securities	123,740	-	123,740	-
Total investment securities	$124,477	$-	$124,477	$-

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,378	$10,378	$-	$-
Total cash equivalents	$10,378	$10,378	$-	$-
Investment securities:
Certificates of deposit	738	-	738	-
U.S. Treasury securities	$138,592	$-	$138,592	$-
Total investment securities	$139,330	$-	$139,330	$-

During the three months ended December 31, 2024, and the year ended September 30, 2024, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three months ended December 31, 2024, and the year ended September 30, 2024.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)

Components of other comprehensive loss for the three months ended December 31, 2024 are as follows:

	Three Months Ended December 31, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized (loss) on available-for-sale securities	$(158)	$33	$(125)
Unrealized (loss) on foreign currency translation	(1,159)	188	(971)
Other comprehensive (loss)	$(1,317)	$221	$(1,096)

Components of other comprehensive income for the three months ended December 31, 2023 are as follows:

	Three Months Ended December 31, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$390	$(99)	$291
Unrealized gain on foreign currency translation	915	(186)	729
Other comprehensive gain	$1,305	$(285)	$1,020

Note 7. Stock-Based Compensation

The Company recorded $1,139,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2024. For the three months ended December 31, 2024, $1,097,000 of this expense is included in selling, general and administrative expense, and $42,000 is included in cost of sales. As of December 31, 2024, $8,910,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years

The Company recorded $1,271,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s ESPP for the three months ended December 31, 2023. For the three months ended December 31, 2023, $1,227,000 of this expense is included in selling, general and administrative expense, and $44,000 is included in cost of sales. As of December 31, 2023, $8,668,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the three months ended December 31, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share. During the three months ended December 31, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 111,299 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.18per share.

The fair value of stock option awards during the three months ended December 31, 2024, was estimated as of the respective grant dates using the assumptions listed below:

Three months ended December 31, 2024
Dividend yield	0.00%
Expected volatility	58.07%
Risk-free interest rate	4.20%
Expected life (years)	3.5
Vesting period (years)	3

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

The following is a summary of stock option activity during the three months ended December 31, 2024:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2024	366,984	$33.83
Granted	38,198	30.90
Exercised	(346)	26.18
Forfeited or expired	-	-
Outstanding as of December 31, 2024	404,836	$33.56

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2024, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.51 years and their aggregate intrinsic value was $5,663,083.

Restricted Stock

During the three months ended December 31, 2024, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date. During the three months ended December 31, 2023, the Company granted employees restricted stock awards totaling 121,884 shares of common stock, with a vesting term of approximately three years and a fair value of $26.18 per share based on the stock price on the grant date.

During the three months ended December 31, 2024, the Company granted the non-employee directors restricted stock awards totaling 610 shares of common stock, with a vesting term of approximately one year and a fair value of $32.74 per share.

Restricted stock transactions during the three months ended December 31, 2024, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	162,207	$34.91
Granted	105,301	30.91
Vested	(57,089)	64.31
Forfeited	(500)	26.18
Unvested as of December 31, 2024	209,919	$32.54

Performance Stock Units

During the three months ended December 31, 2024, the Company granted 50,747 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2025 performance goals. Achievement of the goals can result in 50%, 100%, or 150% of the shares being awarded, which have a vesting term of 3 years. The Company has determined the fair value per underlying share of the performance stock unit awards to be $30.90 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of December 31, 2024, the Company believes it is probable that 100% of these performance stock unit awards will vest based on achievement of established performance goals and has recognized compensation cost accordingly.

During the three months ended December 31, 2023, the Company granted 47,745 performance stock units which entitled the participant to receive one share of the Company’s common stock for each performance stock unit awarded, upon achievement of a fiscal year 2024 performance goal. The Company has determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date. The 2024 fiscal year performance goal was not met, and the shares were forfeited during the three months ended December 31, 2024.

The following is a summary of performance stock unit activity during the three months ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	47,745	$26.18
Granted	50,747	30.90
Vested	-	-
Forfeited	(47,745)	26.18
Unvested as of December 31, 2024	50,747	$30.90

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2024, employees purchased 11,415 shares at a price of $26.35 per share. For the phase that ended on December 31, 2023, employees purchased 10,104 shares at a price of $24.72 per share After the employee purchase on December 31, 2024, 133,134 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2024	2023
United States	$29,332	$27,561
All other countries	6,144	6,669
Total Net Sales	$35,476	$34,230

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides products to original equipment manufacturers requiring copper and fiber cable assemblies built to their specification (Legacy).

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
	2024	2023
Broadband service providers	94%	93%
Other customers	6%	7%
Total Net Sales	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (CECL). Upon adoption of CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of December 31, 2024, and September 30, 2024, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended December 31, 2024, the Company had one customer that comprised 15% of the Company’s net sales. The customer is a distributor.

For the three months ended December 31, 2023, the Company had two customers that comprised 19% and 16% of the Company’s net sales, respectively. Both of these customers are distributors.

As of December 31, 2024, two customers accounted for 15% and 12% of accounts receivable, respectively. Both of these customers are distributors. As of September 30, 2024, three customers accounted for 16%, 11%, and 10% of accounts receivable, respectively. These customers are all distributors.

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

(In thousands)	December 31, 2024	September 30, 2024
Raw materials	$47,411	$56,842
Work-in-process	1,644	1,790
Finished goods	25,977	23,389
Inventories, gross	75,032	82,021
Inventory reserve	(15,808)	(15,255)
Inventories, net	$59,224	$66,766

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of goodwill. During the three months ended December 31, 2024, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2024, the Company has 55 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of our intangible assets. During the three months ended December 31, 2024, there were no triggering events that indicate potential impairment exists.

The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2024, and 2023 were as follows:

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2024	$4,709	$1,918	$6,627
Currency translation effect on foreign goodwill balances	-	(134)	(134)
Balance as of December 31, 2024	$4,709	$1,784	$6,493

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2023	$4,709	$1,819	$6,528
Currency translation effect on foreign goodwill balances	-	87	87
Balance as of December 31, 2023	$4,709	$1,906	$6,615

Finite life intangible assets as of December 31, 2024, are as follows:

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,778	$1,884	$2,894
Certifications	8	1,068	918	150
Trademarks	8-10	1,081	610	471
Patents	20	1,330	232	1,098
Developed Technology	10	321	77	244
Other	5	6	6	-
Software	1-3	3,846	2,600	1,246
Totals		$12,430	$6,327	$6,103

Finite life intangible assets as of September 30, 2024, are as follows:

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,856	$1,815	$3,041
Certifications	8	1,068	884	184
Trademarks	8-10	1,120	588	532
Patents	20	1,302	219	1,083
Developed Technology	10	346	75	271
Other	5	6	6	-
Software	1-3	3,475	2,243	1,232
Totals		$12,173	$5,830	$6,343

Amortization expense related to these assets was $527,000 and $310,000 for the three months ended December 31, 2024, and 2023, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2025 (remaining)	$1,326
FY 2026	774
FY 2027	547
FY 2028	460
FY 2029	446
Thereafter	2,550
Total	$6,103

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

The following table summarizes the amounts between the two reportable segments for the three months ended December 31, 2024, and 2023:

	Three months ended December 31, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$29,698	$6,444	$-	$35,476
Revenue from internal customers (Clearfield, Inc.)	-	666	(666)	-
Net investment income	1,804	-	(60)	1,744
Interest expense	-	162	(62)	100
Depreciation and amortization	1,513	325	-	1,838
Stock based compensation	1,050	89	-	1,139
Income tax benefit (expense)	53	(479)	-	(426)
Net loss	(494)	(1,438)	26	(1,906)
Capital expenditures	1,751	318	-	2,069

	Three months ended December 31, 2023
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$28,101	$6,129	$-	$34,230
Revenue from internal customers (Clearfield, Inc.)	-	883	(883)	-
Net investment income	2,127	2	(60)	2,069
Interest expense	-	184	(58)	126
Depreciation and amortization	1,297	354	-	1,651
Stock based compensation	1,222	49	-	1,271
Income tax benefit (expense)	(583)	(368)	-	(951)
Net loss	(3,383)	(1,759)	(126)	(5,268)
Capital expenditures	1,227	1,125	-	2,352

The following table summarizes the amounts between the two reportable segments as of December 31, 2024, and as of September 30, 2024:

	December 31, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$1,784	$-	$6,493
Total assets	$291,656	$35,167	$(23,593)	$303,230

	September 30, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,918	$-	$6,627
Total assets	$300,472	$38,773	$(23,970)	$315,275

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $2,790,000 as of December 31, 2024. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($12.9 million as of December 31, 2024). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended December 31, 2024, was 4.44%. The average interest rate for the three months ended December 31, 2023, was 5.21%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three months ended December 31, 2024, the Company recorded an income tax benefit of $426,000, reflecting an effective tax rate of 18.3%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2024, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock.

For the three months ended December 31, 2023, the Company recorded an income tax benefit of $951,000, reflecting an effective tax rate of 15.3%. The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2023, was primarily related to excess tax shortfall from vesting of restricted stock, and research and development credits.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2024, and September 30, 2024, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2024, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an approximately 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The lease term is 13 years and two months, ending on February 29, 2028.

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease term commenced in April 2024 and has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

The Company leases an approximately 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The lease term is five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

Nestor Cables leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renewed and will continue to auto renew indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will exercise the termination option. The lease calls for monthly rental payments of approximately €40,000. Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

Nestor Cables previously leased a facility in Keila, Estonia which was terminated in the first quarter of fiscal 2025, with the operations of the Keila facility being consolidated into the Nestor Cables facility in Tabasalu, Estonia.

Nestor Cables leases a manufacturing facility in Tabasalu, Estonia, which was expanded in the first quarter of fiscal 2025 from approximately 49,000 square feet to approximately 115,000 square feet and which is utilized for the operations of Nestor Cables Baltics. The lease term is 10 years ending in November 2034. The lease for the facility calls for monthly rental payments of approximately €63,000. Rent for the portion of the lease pertaining to the original 49,000 square foot facility, which has a monthly base rental of €24,000, is increased each year on May 1st based upon the cost-of-living index published by the Estonian government and is capped at 5%.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three months ended:

Operating lease expense within:	Three Months Ended December 31,
(in thousands)	2024	2023
Cost of sales	$1,069	$1,057
Selling, general and administrative	91	77
Total lease expense	$1,160	$1,134

Future maturities of lease liabilities were as follows as of December 31, 2024 (in thousands):

FY2025(Remaining)	$3,562
FY2026	4,798
FY2027	3,905
FY2028	3,319
FY2029	2,017
Thereafter	4,717
Total lease payments	22,318
Less: Interest	(3,672)
Present value of lease liabilities	$18,646

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2024, were 5.82 years and 6.48%, respectively, compared to 4.94 years and 3.79%, respectively, as of December 31, 2023. For the three months ended December 31, 2024 and December 31, 2023, the operating cash outflows from our leases were $1,679,000 and $1,042,000, respectively.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit matures on April 27, 2025, and borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of December 31, 2024, the interest rate was 6.42%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; and (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank. The Company was in compliance with the debt covenant for the three months ended December 31, 2024. The line of credit is collateralized by Clearfield, Inc.’s assets of $291,656,000 as of December 31, 2024. The outstanding principal balance on the line of credit was zero at December 31, 2024 and September 30, 2024.

During March 2021, Nestor Cables entered into a loan agreement, providing a €2 million senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on March 31, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. As of December 31, 2024, and September 30, 2024, the Company owed €2,000,000 on this loan, which equates to $2,072,000 and $2,228,000, respectively. As of September 30, 2024, Nestor Cables was not in compliance with the annual equity ratio covenant but received a waiver from the bank. The interest expense associated with this loan has been presented net of government payments on the Company’s income statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “may,” “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “outlook,” “continue” and other words and terms of similar meaning, typically identify these forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual results could differ from those projected in any forward-looking statements because of the factors identified in and incorporated by reference from Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended September 30, 2024 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission, which should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included herein are made as the date of this Quarterly Report on Form 10-Q and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2024, and 2023 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2024.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2024, VS. THREE MONTHS ENDED DECEMBER 31, 2023

Net sales for the three months ended December 31, 2024, were $35,476,000, an increase of approximately 4%, or $1,246,000, from net sales of $34,230,000 for the three months ended December 31, 2023. Net sales to Broadband Service Providers were $33,440,000 and $31,915,000 in the three months ended December 31, 2024 and 2023, respectively. Net sales to Legacy customers were $2,036,000 in the three months ended December 31, 2024 versus $2,376,000 for the three months ended December 31, 2023. In addition, the Company recorded $6,144,000 in international sales for the three months ended December 31, 2024 versus $6,669,000 for the three months ended December 31, 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 17% and 19% of total net sales for the three months ended December 31, 2024 and 2023, respectively.

The increase in net sales for the three months ended December 31, 2024, of $1,246,000 compared to the three months ended December 31, 2023, was primarily driven by increased sales to National Carrier customers of $1,409,000, or 106%, Community Broadband customers of $1,029,000, or 8%, and MSO customers of $327,000, or 6%, partially offset by decreased sales to Large Regional Service Provider customers of $638,000, or 8%, International customers of $525,000, or 8%, and Legacy customers of $355,000, or 42%. The increase in sales in the National Carrier and Community Broadband customer markets for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, is due to increased demand in the quarter. The decrease in sales to International customers was driven by decreased sales by the Nestor Cables segment during the quarter.

Order backlog as of December 31, 2024 was $26,028,000, an increase of 3.6% compared to $25,133,000 as of September 30, 2024, and a decrease of $17,423,000, or 40%, from December 31, 2023. This aligns with the ordering patterns we anticipated from service providers during the winter season.

Cost of sales for the three months ended December 31, 2024 was $27,294,000, a decrease of $2,239,000, or 8%, from $29,533,000 for the three months ended December 31, 2023. Gross profit percent was 23.1% of net sales for the three months ended December 31, 2024, an increase from 13.7% of net sales for the three months ended December 31, 2023. Gross profit increased $3,486,000, or 74%, to $8,182,000 for the three months ended December 31, 2024, from $4,696,000 for the three months ended December 31, 2023. The improvement in gross margin from the prior year quarter was due to lower excess inventory charges of $2,346,000 in the current quarter, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses for the three months ended December 31, 2024 were $12,158,000 in comparison to $12,859,000 for the three months ended December 31, 2023, a decrease of $701,000 or 6% as a result of cost management efforts to lower expenses.

Loss from operations for the three months ended December 31, 2024, was $3,975,000 compared to loss from operations of $8,162,000 for the three months ended December 31, 2023, a decrease of approximately 51%. The decreased loss from operations is the result of increased net sales and gross profit margin, as well as lower selling, general and administrative expenses as explained above.

Net investment income for the three months ended December 31, 2024, was $1,744,000 compared to $2,069,000 for the three months ended December 31, 2023. The decrease in interest income is due to lower interest rates earned on investments during the quarter.

Interest expense for the three months ended December 31, 2024, remained relatively consistent at $100,000, compared to $126,000 for the three months ended December 31, 2023. Interest expense incurred during these periods is related to factoring liabilities in the Nestor segment.

The Company recorded an income tax benefit of $426,000 and $951,000 for the three months ended December 31, 2024, and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax benefit of $525,000 is primarily due to decreased loss from operations. The income tax expense rate for the three months ended December 31, 2024, increased to 18.3% from 15.3% recorded for the three months ended December 31, 2023, due to the higher percentage impact of discrete items and a lower level of pre-tax book loss in the first quarter.

The Company’s net loss for the three months ended December 31, 2024, was $1,906,000, or $0.13 per basic and diluted share. The Company’s net loss for the three months ended December 31, 2023, was $5,268,000, or $0.35 per basic and diluted share. The decrease in basic and diluted loss per share for the three months ended December 31, 2024, as compared to December 31, 2023, was due to lower net loss as a result of increased net sales and gross profit margin and decreased selling, general and administrative expenses as detailed above.

Revenue from customers is obtained from purchase orders submitted from time to time. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns, including the digestion of customer’s excess inventory. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations. The Company’s future financial results, particularly cost of sales and gross profit, would be negatively impacted by any tariffs that may be imposed on imports from Mexico where we have substantial manufacturing operations or, to a lesser extent, by tariffs that may be imposed on imports from certain other countries. Tariffs by the U.S. government and any retaliatory tariffs on U.S. goods also may cause customers to delay or suspend orders or seek less expensive alternatives to our products, which may negatively impact our future revenue. The current situation is dynamic, and the ultimate impact will be dependent on the products and countries covered by tariffs, tariff rates, and duration of tariffs, all of which are currently unknown.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the three months ended December 31, 2024, and 2023, net sales from the Clearfield segment comprised 84% and 82% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the three months ended December 31, 2024, and 2023, net sales from the Nestor Cables segment comprised 16% and 18% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three months ended:

(In thousands)	December 31, 2024	December 31, 2023
Segment net sales	$29,698	$28,101
Segment net loss	(355)	(3,293)

Net sales in the Clearfield segment increased 6%, or $1,597,000, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, resulting from increased sales to its National Carrier and Community Broadband customers as both markets had increased demand in the quarter.

Net loss in the Clearfield segment for the three months ended December 31, 2024, decreased 89%, or $2,938,000, as compared to the three months ended December 31, 2023, driven by the changes in sales outlined above, as well as increased gross profit margin which was positively affected by decreased provision for excess inventory reserves of $2,455,000.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three months ended:

(In thousands)	December 31, 2024	December 31, 2023
Segment net external sales	$5,778	$6,129
Segment net loss	$(1,551)	$(1,975)

Net sales in the Nestor Cables segment decreased 6%, or $351,000, for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, excluding sales to the Clearfield Segment. The decrease in net sales for the Nestor Cables segment was driven by decreased demand in the quarter.

Net loss in the Nestor Cables segment for the three months ended December 31, 2024, decreased 21%, or $424,000, as compared to the three months ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, our principal source of liquidity was our cash, cash equivalents, and short-term investments. These sources total $113,014,000 as of December 31, 2024, compared to $130,992,000 as of September 30, 2024. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of December 31, 2024. Our excess cash is invested mainly in U.S. Treasury securities, certificates of deposit backed by the FDIC, and money market funds. Investments considered long-term were $41,916,000 as of December 31, 2024, compared to $24,505,000 as of September 30, 2024. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of December 31, 2024, our cash, cash equivalents, and short-term and long-term investments totaled $154,930,000, compared to $155,497,000 as of September 30, 2024.

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

Operating Activities

Net cash provided by operating activities totaled $7,150,000 for the three months ended December 31, 2024. This consisted of a net loss of $1,906,000, non-cash expenses for depreciation and amortization of $1,838,000, stock-based compensation of $1,139,000, amortization of discounts on investments of $766,000 and increased deferred income taxes of $544,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $6,871,000 and a decrease in accounts receivable of $6,873,000. The decrease in inventory is due to decreased inventory purchases during the three months ended December 31, 2024, as the Company utilizes inventory on hand to fulfill customer orders and achieve lower stocking levels. The decrease in accounts receivable is due to decreased net sales during the three months ended December 31, 2024. Days sales outstanding, which measures how quickly receivables are collected, decreased 11 days to 36 days as of December 31, 2024, compared to 47 days from December 31, 2023. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $5,328,000 due to timing of payments and the payment of fiscal year 2024 incentive compensation accruals during the three months ended December 31, 2024, along with an increase in other assets of $1,027,000, related to the increases in prepaid taxes and prepaid expenses.

Net cash provided by operating activities totaled $10,800,000 for the three months ended December 31, 2023. This consisted of a net loss of $5,268,000, non-cash expenses for depreciation and amortization of $1,651,000, stock-based compensation of $1,271,000 and amortization of discounts on investments of $1,160,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in accounts receivable of $11,750,000, and a decrease in inventory of $4,169,000. The decrease in accounts receivable is due to the decrease in sales volume in the three months ended December 31, 2023. Days sales outstanding decreased 6 days to 47 days as of December 31, 2023, compared to 53 days from September 30, 2023. The decrease in inventory is due to decreased inventory purchases in the three months ended December 31, 2023 as the Company utilizes inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $2,108,000, due to the timing of payments to vendors and lower inventory purchases in the three months ended December 31, 2023.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the three months ended December 31, 2024, we received proceeds from the maturity of investment securities of $54,476,000 and used cash to purchase $39,015,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,069,000 of cash during the three months ended December 31, 2024.

For the three months ended December 31, 2023, we received proceeds from the maturity of investment securities of $51,068,000 and used cash to purchase $47,748,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,412,000 of cash for the three months ended December 31, 2023.

Financing Activities

For the three months ended December 31, 2024, we used cash to repurchase $6,275,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $301,000 from employees’ participation and purchase of stock through our ESPP and used $491,000 for payment of withholding taxes for vesting of restricted stock grants. The Company also borrowed cash of $77,000 on repayments on factored accounts receivables, net of borrowings.

For the three months ended December 31, 2023, we used cash to repurchase $12,184,000 of our common stock on the open market under our stock repurchase program. The Company also used cash of $2,972,000 on repayments on factored accounts receivables, net of borrowings. We received $250,000 from employees’ participation and purchase of stock through our ESPP and used $236,000 for payment of withholding taxes for vesting of restricted stock grants.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Management made no changes to the Company’s critical accounting estimates during the three months ended December 31, 2024.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three months ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in information that would have been provided in the context of Item 3 for the three months ended December 31, 2024.

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. Dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. Dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. Dollar exchange rate impacts our condensed consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10% relative to the U.S. Dollar, our operating expenses for the three months ended December 31, 2024, would have increased or decreased by approximately $144,000, or approximately 1%, for the three months ended December 31, 2024. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended December 31, 2024, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended December 31, 2024, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2024	-	-	-	$24,923,000
November 1-30, 2024	55,879	$31.23	38,500	$23,669,000
December 1-31, 2024	157,930	$31.52	157,930	$18,691,000
Total	213,809	$31.45	196,430	$18,691,000

(1) Effective April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 26, 2016.)

10.1 – Form of Performance Stock Unit Award Agreement adopted November 25, 2024 under the Clearfield, Inc. 2022 Stock Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2024.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 7, 2025	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2025	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)