Form 10-Q
period 2025-03-31
Clearfield, Inc.
filed 2025-05-09
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of May 1, 2025
Common stock, par value $.01	13,830,950

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2025 (Unaudited)	September 30, 2024
Assets
Current Assets
Cash and cash equivalents	$28,848	$16,167
Short-term investments	83,142	114,825
Accounts receivables, net	24,196	21,309
Inventories, net	56,084	66,766
Other current assets	13,998	10,528
Total current assets	206,268	229,595

Property, plant and equipment, net	25,166	23,953

Other Assets
Long-term investments	41,356	24,505
Goodwill	6,573	6,627
Intangible assets, net	5,868	6,343
Right-of-use lease assets	17,834	15,797
Deferred tax asset	6,830	6,135
Other	962	2,320
Total other assets	79,423	61,727
Total Assets	$310,857	$315,275

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$3,778	$3,357
Current maturities of long-term debt	2,165	-
Accounts payable	8,683	6,720
Accrued compensation	7,053	6,977
Accrued expenses	3,460	4,378
Bank overdraft	1,239	-
Factoring liability	4,118	2,920
Total current liabilities	30,496	24,352

Other Liabilities
Long-term debt, net of current maturities	-	2,228
Long-term portion of lease liability	14,462	12,771
Deferred tax liability	-	161
Total liabilities	44,958	39,512

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,991,769 and 14,229,107 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	140	142
Additional paid-in capital	150,789	159,579
Accumulated other comprehensive income	586	1,079
Retained earnings	114,384	114,963
Total shareholders’ equity	265,899	275,763
Total Liabilities and Shareholders’ Equity	$310,857	$315,275

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net sales	$47,168	$36,910	$82,644	$71,140

Cost of sales	32,976	34,078	60,270	63,611

Gross profit	14,192	2,832	22,374	7,529

Operating expenses
Selling, general and administrative	13,930	12,573	26,087	25,432
Income (Loss) from operations	262	(9,741)	(3,713)	(17,903)

Net investment income	1,589	1,849	3,332	3,918
Interest expense	(69)	(102)	(169)	(228)

Income (Loss) before income taxes	1,782	(7,994)	(550)	(14,213)

Income tax expense (benefit)	455	(2,083)	29	(3,034)
Net income (loss)	$1,327	$(5,911)	$(579)	$(11,179)

Net income (loss) per share Basic	$0.09	$(0.40)	$(0.04)	$(0.75)
Net income (loss) per share Diluted	$0.09	$(0.40)	$(0.04)	$(0.75)

Weighted average shares outstanding:
Basic	14,095,341	14,629,489	14,154,830	14,922,811
Diluted	14,095,341	14,629,489	14,154,830	14,922,811

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Comprehensive income (loss):
Net income (loss)	$1,327	$(5,911)	$(579)	$(11,179)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale investments	51	(45)	(74)	245
Unrealized gain (loss) on foreign currency translation	552	(301)	(419)	429
Total other comprehensive income (loss)	603	(346)	(493)	674

Total comprehensive income (loss)	$1,930	$(6,257)	$(1,072)	$(10,505)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the three months ended March 31, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2024	14,132	$141	$154,254	$(17)	$113,057	$267,435
Stock-based compensation expense	-	-	1,288	-	-	1,288
Issuance of common stock under equity compensation plans, net	14	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(4)	-	-	(4)
Repurchase of common stock	(155)	(1)	(4,738)	-	-	(4,739)
Exercise of stock options, net of shares exchanged for payment	1	-	(11)	-	-	(11)
Other comprehensive income	-	-	-	603	-	603
Net income	-	-	-	-	1,327	1,327
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899

For the three months ended March 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2023	14,939	$149	$177,322	$476	$122,148	$300,095
Stock-based compensation expense	-	-	1,012	-	-	1,012
Issuance of common stock under equity compensation plans, net	14	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(4)	-	-	(4)
Repurchase of common stock	(544)	(5)	(15,624)	-	-	(15,629)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Other comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,911)	(5,911)
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the six months ended March 31, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock-based compensation expense	-	-	2,427	-	-	2,427
Issuance of common stock under employee stock purchase plan	11	-	301	-	-	301
Issuance of common stock under equity compensation plans, net	119	2	(1)	-	-	1
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(494)	-	-	(494)
Exercise of stock options, net of shares exchanged for payment	1	-	(12)	-	-	(12)
Repurchase of common stock	(351)	(4)	(11,011)	-	-	(11,015)
Other comprehensive loss	-	-	-	(493)	-	(493)
Net loss	-	-	-	-	(579)	(579)
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899

For the six months ended March 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,255	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	2,284	-	-	2,284
Issuance of common stock under employee stock purchase plan	10	-	250	-	-	250
Issuance of common stock under equity compensation plans, net	132	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(240)	-	-	(240)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of common stock	(979)	(10)	(27,804)	-	-	(27,814)
Adoption of new accounting pronouncement	-	-	-	-	80	80
Other comprehensive income	-	-	-	674	-	674
Net loss	-	-	-	-	(11,179)	(11,179)
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(579)	$(11,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,711	3,572
Amortization of premium and discount on investments, net	(1,202)	(2,195)
Deferred taxes	(891)	(195)
Stock-based compensation	2,427	2,284
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(3,447)	6,600
Inventories, net	10,478	14,414
Other assets	(2,154)	(5,951)
Accounts payable and accrued expenses	1,855	(2,256)
Net cash provided by operating activities	10,198	5,094

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(4,722)	(4,389)
Purchases of investments	(59,234)	(47,748)
Proceeds from maturities of investments	75,176	53,293
Net cash provided by investing activities	11,220	1,156

Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	301	250
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(494)	(240)
Withholding related to exercise of stock options	(12)	(9)
Borrowings and repayments of bank overdrafts, net	1,212	-
Borrowings and repayments of factoring liability, net	1,253	(497)
Repurchase of common stock	(11,015)	(27,814)
Net cash used in financing activities	(8,755)	(28,310)

Effect of exchange rates on cash	18	51
Increase (decrease) in cash and cash equivalents	12,681	(22,009)
Cash and cash equivalents, beginning of period	16,167	37,827
Cash and cash equivalents, end of period	$28,848	$15,818

Supplemental disclosures for cash flow information
Cash paid for income taxes	$403	$157
Cash paid for interest	$109	$172
Right of use assets obtained through lease liabilities	$3,795	$-
Non-cash financing activities
Cashless exercise of stock options	$97	$19

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended March 31, 2025 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

The FASB issued ASU No. 2024-03, (Subtopic 220-4012): Disaggregation of Income Statement Expenses. The ASU No. 2024-03 addresses the disaggregation of income statement expenses that aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. The ASU 2024-04 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating its disclosure approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

Correction of Prior Period Error

As disclosed in Note 1 to Company’s 2024 Form 10-K, the Company identified a prior period error in the presentation of its Consolidated Statement of Cash Flows. Management determined its presentation of the net borrowings and repayments of factoring receivables was incorrectly presented within the ‘Accounts payable and accrued expenses’ line within operating activities as opposed to being presented within financing activities. As corrected in the Condensed Consolidated Statements of Cash Flows, accounts payable and accrued expenses and net cash provided by operating activities are each increased by $497,000 for the six months ended March 31, 2024, and net borrowings and repayments of factoring liability and net cash used in financing activities are each increased by $497,000 for the six months ended March 31, 2024. This correction had no impact on the previously reported condensed consolidated balance sheets, condensed consolidated statements of earnings, condensed consolidated statement of comprehensive income, or condensed consolidated statements of shareholders’ equity. The Company also will correct previously reported financial information for such immaterial errors in future filings, as applicable.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and six months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except for share data)	2025	2024	2025	2024
Net income (loss)	$1,327	$(5,911)	$(579)	$(11,179)
Weighted average common shares	14,095,341	14,629,489	14,154,830	14,922,811
Dilutive potential common shares	-	-	-	-
Weighted average dilutive common shares outstanding	14,095,341	14,629,489	14,154,830	14,922,811
Net income (loss) per common share:
Basic	$0.09	$(0.40)	$(0.04)	$(0.75)
Diluted	$0.09	$(0.40)	$(0.04)	$(0.75)

For the three months and six months ended March 31, 2025, 400,266 and 402,551 stock options as well as 76,121 and 76,121 performance stock units were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive. For the three months and six months ended March 31, 2024, 359,577 and 361,635 stock options as well as 47,745 and 47,745 performance stock units were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	March 31, 2025	September 30, 2024
Cash and cash equivalents:
Cash, including money market accounts	$3,706	$5,789
Money market funds	25,142	10,378
Total cash and cash equivalents	$28,848	$16,167

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

As of March 31, 2025, available-for-sale investments consisted of the following:

	March 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$83,110	$133	$(101)	$83,142
Investment securities – short-term	$83,110	$133	$(101)	$83,142
Long-Term
U.S. Treasury securities	$41,151	$64	$(98)	$41,117
Certificates of deposit	248	-	(9)	239
Investment securities – long-term	$41,399	$64	$(107)	$41,356

As of September 30, 2024, available-for-sale investments consisted of the following:

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$113,987	$382	$(45)	$114,324
Certificates of deposit	500	1	-	501
Investment securities – short-term	$114,487	$383	$(45)	$114,825
Long-Term
U.S Treasury securities	$24,514	$-	$(245)	$24,269
Certificates of deposit	248	-	(12)	236
Investment securities – long-term	$24,762	$-	$(257)	$24,505

As of March 31, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$19,669	$(43)	$6,613	$(156)
Certificates of deposit	-	-	239	(9)
Investment securities	$19,669	$(43)	$6,852	$(165)

As of September 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$19,719	$(39)	$6,500	$(250)
Certificates of deposit	-	-	236	(12)
Investment securities	$19,719	$(39)	$6,736	$(262)

As of March 31, 2025, there were six securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2024, there were six securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of March 31, 2025, and September 30, 2024, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is limited credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three and six months ended March 31, 2025.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of March 31, 2025, according to the three-level fair value hierarchy:

	Fair Value Measurements as of March 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,142	$25,142	$-	$-
Total cash equivalents	$25,142	$25,142	$-	$-
Investment securities:
Certificates of deposit	$239	$-	$239	$-
U.S. Treasury securities	124,259	-	124,259	-
Total investment securities	$124,498	$-	$124,498	$-

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

During the three and six months ended March 31, 2025 and the year ended September 30, 2024, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three and six months ended March 31, 2025 and the year ended September 30, 2024.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)
Other comprehensive income for the three months ended March 31, 2025	51	552	603
Balances at March 31, 2025	$(8)	$594	$586

Components of other comprehensive income (loss) for the three months ended March 31, 2025 are as follows:

	Three Months Ended March 31, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$64	$(13)	$51
Unrealized gain on foreign currency translation	656	(104)	552
Other comprehensive income (loss)	$720	$(117)	$603

Components of other comprehensive income (loss) for the six months ended March 31, 2025 are as follows:

	Six Months Ended March 31, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized (loss) on available-for-sale securities	$(94)	$20	$(74)
Unrealized (loss) on foreign currency translation	(504)	85	(419)
Other comprehensive (loss)	$(598)	$105	$(493)

Components of other comprehensive loss for the three months ended March 31, 2024 are as follows:

	Three Months Ended March 31, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized (loss) on available-for-sale securities	$(57)	$12	$(45)
Unrealized (loss) on foreign currency translation	(377)	76	(301)
Other comprehensive (loss)	$(434)	$88	$(346)

Components of other comprehensive income for the six months ended March 31, 2024 are as follows:

	Six Months Ended March 31, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$333	$(88)	$245
Unrealized gain on foreign currency translation	538	(109)	429
Other comprehensive income	$871	$(197)	$674

Note 7. Stock-Based Compensation

The Company recorded $1,288,000 and $2,427,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2025, respectively. For the three months ended March 31, 2025, $1,225,000 of this expense is included in selling, general and administrative expense, and $63,000 is included in cost of sales. For the six months ended March 31, 2025, $2,318,000 of this expense is included in selling, general and administrative expense, and $109,000 is included in cost of sales. As of March 31, 2025, $8,002,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.6 years.

The Company recorded $1,012,000 and $2,284,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the ESPP for the three and six months ended March 31, 2024. For the three months ended March 31, 2024, $952,000 of this expense is included in selling, general and administrative expense, and $60,000 is included in cost of sales. For the six months ended March 31, 2024, $2,180,000 of this expense is included in selling, general and administrative expense, and $104,000 is included in cost of sales.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the six months ended March 31, 2025, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share. During the six months ended March 31, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 111,299 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.18 per share.

The fair value of stock option awards during the six months ended March 31, 2025, was estimated as of the respective grant dates using the assumptions listed below:

Six months ended March 31, 2025
Dividend yield	0.00%
Expected volatility	58.07%
Risk-free interest rate	4.20%
Expected life	3.5 years
Vesting period	3 years

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

The following is a summary of stock option activity during the six months ended March 31, 2025:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2024	366,984	$33.83
Granted	38,198	30.90
Exercised	(4,021)	24.19
Forfeited or expired	(895)	34.65
Outstanding as of March 31, 2025	400,266	$33.64

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2025, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.27 years and their aggregate intrinsic value was $6,298,486.

Restricted Stock

During the six months ended March 31, 2025, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date. During the six months ended March 31, 2024, the Company granted employees restricted stock awards totaling 136,157 shares of common stock, with a vesting term of approximately three years and a fair value of $29.63 per share based on the stock price on the grant date.

During the six months ended March 31, 2025, the Company granted the non-employee directors restricted stock awards totaling 17,886 shares of common stock, with a vesting term of approximately one year and a fair value of $32.42 per share.

Restricted stock transactions during the six months ended March 31, 2025, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	162,207	$34.91
Granted	122,577	31.12
Vested	(71,691)	57.35
Forfeited	(3,530)	26.46
Unvested as of March 31, 2025	209,563	$27.83

Performance Stock Units

During the six months ended March 31, 2025, the Company granted 50,747 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2025 performance goals. Achievement of the goals can result in 50%, 100%, or 150% of the shares being awarded, which have a vesting term of 3 years. The Company has determined the fair value per underlying share of the performance stock unit awards to be $30.90 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of March 31, 2025, the Company believes it is probable that 100% of these performance stock unit awards will vest based on achievement of established performance goals and has recognized compensation cost accordingly.

During the six months ended March 31, 2024, the Company granted 47,745 performance stock units which entitled the participant to receive one share of the Company’s common stock for each performance stock unit awarded, upon achievement of a fiscal year 2024 performance goal. The Company determined the fair value per underlying share of the performance stock unit awards to be $26.18 as of the grant date. The 2024 fiscal year performance goal was not met, and the shares were forfeited during the six months ended March 31, 2025.

The following is a summary of performance stock unit activity during the six months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	47,745	$26.18
Granted	50,747	30.90
Vested	-	-
Forfeited	(47,745)	26.18
Unvested as of March 31, 2025	50,747	$30.90

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

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
United States	$39,844	$26,963	$69,176	$54,524
All other countries	7,324	9,947	13,468	16,616
Total Net Sales	$47,168	$36,910	$82,644	$71,140

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides products to original equipment manufacturers, primarily copper cable assemblies built to their specification (Legacy).

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Broadband service providers	94%	93%	94%	93%
Other customers	6%	7%	6%	7%
Total Net Sales	100%	100%	100%	100%

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

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (CECL). Upon adoption of CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of March 31, 2025 and September 30, 2024, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended March 31, 2025, the Company had three customers that comprised 14%, 12% and 12% of the Company’s net sales, respectively. Two of these customers are distributors and one is a telecommunications service provider. All three customers are within the Broadband service provider category. For the six months ended March 31, 2025, the Company had three customers that comprised 14%, 11% and 10% of the Company’s net sales, respectively. Two of these customers are distributors and one is a telecommunications service provider, all of which are in the Broadband service provider category.

For the three months ended March 31, 2024, the Company had two customers that comprised 15% and 11% of the Company’s net sales, respectively. Both customers are distributors. For the six months ended March 31, 2024, the Company had two customers that comprised 17% and 14% of the Company’s net sales, respectively. Both customers are distributors and are within the broadband service provider category.

As of March 31, 2025, two customers accounted for 16% and 13% of accounts receivable, respectively. Both of these customers are distributors. As of September 30, 2024, three customers accounted for 16%, 11%, and 10% of accounts receivable, respectively. These customers are all distributors and are within the broadband service provider category.

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

(In thousands)	March 31, 2025	September 30, 2024
Raw materials	$47,120	$56,842
Work-in-process	1,844	1,790
Finished goods	23,007	23,389
Inventories, gross	71,971	82,021
Inventory reserve	(15,887)	(15,255)
Inventories, net	$56,084	$66,766

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of goodwill. During the six months ended March 31, 2025, there were no triggering events that indicate potential impairment exists.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2025, the Company has 58 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of our intangible assets. During the six months ended March 31, 2025, there were no triggering events that indicate potential impairment exists.

The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2025, and 2024 were as follows:

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2024	$4,709	$1,918	$6,627
Currency translation effect on foreign goodwill balances	-	(54)	(54)
Balance as of March 31, 2025	$4,709	$1,864	$6,573

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2023	$4,708	$1,820	$6,528
Currency translation effect on foreign goodwill balances	-	40	40
Balance as of March 31, 2024	$4,708	$1,860	$6,568

Finite life intangible assets as of March 31, 2025, are as follows:

	March 31, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,825	$1,972	$2,853
Certifications	8	1,068	951	117
Trademarks	8-10	1,104	646	458
Patents	20	1,340	243	1,097
Developed Technology	10	336	89	247
Other	5	6	6	-
Software	1-3	4,092	2,996	1,096
Totals		$12,771	$6,903	$5,868

Finite life intangible assets as of September 30, 2024, are as follows:

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,856	$1,815	$3,041
Certifications	8	1,068	884	184
Trademarks	8-10	1,120	588	532
Patents	20	1,302	219	1,083
Developed Technology	10	346	75	271
Other	5	6	6	-
Software	1-3	3,475	2,243	1,232
Totals		$12,173	$5,830	$6,343

Amortization expense related to these assets was $1,094,000 and $663,000 for the six months ended March 31, 2025, and 2024, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2025 (remaining)	$865
FY 2026	875
FY 2027	583
FY 2028	473
FY 2029	447
Thereafter	2,625
Total	$5,868

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

The following table summarizes the amounts between the two reportable segments for the three and six months ended March 31, 2025, and 2024:

	Three months ended March 31, 2025
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$40,621	$6,547	$-	$47,168
Revenue from internal customers (Clearfield, Inc.)	-	298	(298)	-
Net investment income	1,648	-	(59)	1,589
Interest expense	-	128	(59)	69
Depreciation and amortization	1,547	328	-	1,876
Stock based compensation	1,171	117	-	1,288
Income tax expense (benefit)	722	(267)	-	455
Net income (loss)	2,339	(1,188)	176	1,327
Capital expenditures	1,067	1,327	-	2,394

	Six months ended March 31, 2025
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$70,319	$12,325	$-	$82,644
Revenue from internal customers (Clearfield, Inc.)	-	964	(964)	-
Net investment income	3,451	-	(119)	3,332
Interest expense	-	288	(119)	169
Depreciation and amortization	3,061	650	-	3,711
Stock based compensation	2,221	206	-	2,427
Income tax expense (benefit)	775	(746)	-	29
Net income (loss)	1,845	(2,624)	202	(579)
Capital expenditures	2,390	1,643	-	4,033

	Three months ended March 31, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$27,600	$9,310	$-	$36,910
Revenue from internal customers (Clearfield, Inc.)	-	218	(218)	-
Net investment income	1,906	2	(59)	1,849
Interest expense	-	161	(59)	102
Depreciation and amortization	1,551	369	-	1,920
Stock based compensation	940	72	-	1,012
Income tax expense (benefit)	(1,825)	(258)	-	(2,083)
Net loss	(5,001)	(913)	3	(5,911)
Capital expenditures	1,806	165	-	1,971

	Six months ended March 31, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Revenue from external customers	$55,700	$15,440	$-	$71,140
Revenue from internal customers (Clearfield, Inc.)	-	1,101	(1,101)	-
Net investment income	4,032	4	(118)	3,918
Interest expense	-	346	(118)	228
Depreciation and amortization	2,848	724	-	3,572
Stock based compensation	2,161	123	-	2,284
Income tax expense (benefit)	(2,408)	(626)	-	(3,034)
Net loss	(8,384)	(2,673)	(122)	(11,179)
Capital expenditures	3,093	1,296	-	4,389

The following table summarizes the amounts between the two reportable segments as of March 31, 2025, and as of September 30, 2024:

	March 31, 2025
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,865	$-	$6,573
Total assets	$293,840	$40,193	$(23,176)	$310,857

	September 30, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,918	$-	$6,627
Total assets	$300,472	$38,773	$(23,970)	$315,275

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $4,118,000 as of March 31, 2025. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($13.5 million as of March 31, 2025). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended March 31, 2025, was 3.76%. The average interest rate for the six months ended March 31, 2025, was 5.12%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and six months ended March 31, 2025, the Company recorded an income tax expense of $455,000 and $29,000, reflecting an effective tax rate of 25.5% and -5.3%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2025, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock as well as a decrease in consolidated pre-tax book loss.

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

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2025, and September 30, 2024, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2025, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an approximately 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The lease term is 13 years and two months, ending on February 29, 2028. At commencement, the lease called for monthly base rental payments of approximately $37,000.

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease term commenced in April 2024 and has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. At commencement, the lease called for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

The Company leases an approximately 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The lease term is five years ending on February 28, 2027, with rent payments increasing annually. At commencement, the lease called for monthly base rental payments of approximately $56,000. The lease includes an option to extend the lease for an additional five years. The renewal option has not been included within the lease term because it is not reasonably certain that the Company will exercise the option.

Nestor Cables leases an approximately 25,000 square foot manufacturing facility in Oulu, Finland, which is utilized for the operations of Nestor Cables. The original lease term ended on October 31, 2022, but auto renewed and will continue to auto renew indefinitely until terminated with two years written notice. It is not reasonably certain that the Company will exercise the termination option. At lease commencement, the lease called for monthly rental payments of approximately €40,000. Rent is increased each year on January 1st based upon the cost-of-living index published by the Finnish government.

Nestor Cables previously leased a facility in Keila, Estonia which was terminated in the first quarter of fiscal 2025, with the operations of the Keila facility being consolidated into the Nestor Cables facility in Tabasalu, Estonia.

Nestor Cables leases a manufacturing facility in Tabasalu, Estonia, which was expanded in the first quarter of fiscal 2025 from approximately 49,000 square feet to approximately 115,000 square feet and which is utilized for the operations of Nestor Cables Baltics. The lease term is 10 years ending in November 2034. The lease for the facility calls for monthly rental payments of approximately €63,000. Rent for the portion of the lease pertaining to the original 49,000 square foot facility, which at lease commencement had monthly base rental of €24,000, is increased each year on May 1st based upon the cost-of-living index published by the Estonian government and is capped at 5%.

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

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
Operating lease expense within: (in thousands)	2025	2024	2025	2024
Cost of sales	$1,201	$1,055	$2,269	$2,113
Selling, general and administrative	138	82	230	159
Total lease expense	$1,339	$1,137	$2,499	$2,272

Future maturities of lease liabilities were as follows as of March 31, 2025 (in thousands):

FY2025(Remaining)	$2,701
FY2026	4,895
FY2027	3,980
FY2028	3,394
FY2029	2,093
Thereafter	5,000
Total lease payments	22,063
Less: Interest	(3,823)
Present value of lease liabilities	$18,240

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2025, were 5.72 years and 6.43%, respectively, compared to 4.79 years and 3.80%, respectively, as of March 31, 2024.

For the three and six months ended March 31, 2025, the operating cash outflows from the Company’s leases was $1,194,000 and $2,364,000, respectively, compared to $1,049,000 and $2,093,000, respectively, for the three and six months ended March 31, 2024.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit was originally scheduled to mature on April 27, 2025. Borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of March 31, 2025, the interest rate was 6.17%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; and (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank. The Company was in compliance with the debt covenant for the three and six months ended March 31, 2025. The line of credit is collateralized by Clearfield, Inc.’s assets of $270,783,000 as of March 31, 2025. The outstanding principal balance on the line of credit was zero at March 31, 2025 and September 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025 to April 25, 2026.

During March 2021, Nestor Cables entered into a loan agreement, providing a €2,000,000 senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on March 31, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. As of March 31, 2025, and September 30, 2024, the Company owed €2,000,000 on this loan, which equates to $2,165,000 and $2,228,000, respectively. As of September 30, 2024, Nestor Cables was not in compliance with the annual equity ratio covenant but received a waiver from the bank. The interest expense associated with this loan has been presented net of government payments on the Company’s income statement.

One of Nestor Cable’s bank accounts includes a feature that allows for applicable bank accounts to be in a negative position up to a certain maximum overdraft up to €2,000,000. Interest on drawn balances accrues at a rate equal to the 3-month Euribor rate plus 1.15%. As of March 31, 2025, and September 30, 2024, the Company had utilized overdrafts in the amount of €1,144,000 or $1,239,000 and €0, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2025, and 2024 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Clearfield’s products are designed to allow its customers to pass and connect homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time vs. competitive products. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration, and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G deployments in backhaul from the tower to the cloud and fiber fronthaul from the tower to the antenna at the cell site through better fiber management, test access, and fiber protection.

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

Recent Developments – Tariffs

The U.S. recently introduced trade policy changes that increased import tariffs across a wide range of countries at various rates, with exemptions for certain goods, including currently United States-Mexico-Canada Agreement (USMCA) compliant goods. In response, many countries implemented retaliatory tariffs on U.S. exports. In early April 2025, the U.S. and certain other countries agreed to delay the effective date of certain of these tariffs, but a number of the new tariffs remain in effect, including significant tariffs between the U.S. and China. While the tariffs did not materially impact our second quarter results, we do anticipate certain tariffs in effect as of May 9, 2025, will impact future financial results, the extent of which is uncertain, difficult to predict and dependent on a number of factors, including the extent and duration of the tariffs, any reversal or suspension of the tariffs, changes in the scope and rates of the tariffs, the availability of exemptions from the tariffs, the imposition of new tariffs, and our ability to successfully implement measures to mitigate the impact of the tariffs. Currently, products imported from our Mexican manufacturing facility are exempt from the new tariffs as they are USMCA compliant. Should the USMCA exemption no longer apply, our future financial results, particularly cost of sales and gross profit, would be negatively impacted by the tariffs. Components we import from China, some of which are from sole-source or limited source suppliers, are subject to the tariffs currently in effect. We are actively monitoring and evaluating the evolving tariff situation and working to mitigate the impact on our business.

Tariffs and other trade restrictions may increase the cost of raw materials and components imported from other countries, leading to higher production costs and product pricing to the extent those increased costs are offset through price increases to our customers (which may result in declines in sales); disrupt established supply chains, forcing the Company to find new suppliers or relocate production, which could be time-consuming and costly; limit the attractiveness of certain geographic markets for our product and, in turn, result in reduced sales; lower profitability; result in uncertainty related to planning long-term investments and strategies; and have other competitive effects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

Net sales for the three months ended March 31, 2025, were $47,168,000, an increase of approximately 28%, or $10,258,000, from net sales of $36,910,000 for the three months ended March 31, 2024. Net sales to Broadband Service Providers were $44,384,000 and $34,363,000 in the three months ended March 31, 2025 and 2024, respectively. Net sales to Legacy customers were $710,000 in the three months ended March 31,2025 versus $645,000 for the three months ended March 31, 2024. In addition, the Company recorded $7,323,000 in international sales for the three months ended March 31, 2025 versus $9,947,000 for the three months ended March 31, 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 16% and 27% of total net sales for the three months ended March 31, 2025 and 2024, respectively.

The increase in net sales for the three months ended March 31, 2025, of $10,258,000 compared to the three months ended March 31, 2024, was primarily driven by increased sales to Large Regional Service Provider customers of $8,140,000, or 255%, MSO customers of $2,620,000, or 53%, and Community Broadband customers of $1,936,000, or 12%, partially offset by decreased sales to International customers of $2,623,000, or 26%. The increase in sales in the Large Regional Service Provider, MSO and Community Broadband customer markets for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is due to increased demand in the quarter due to early build season orders as well as reduced excess inventory levels at customers compared to the prior year quarter. The decrease in sales to International customers was driven by decreased sales by the Nestor Cables segment during the quarter due to lower demand in Nestor’s European market.

Order backlog as of March 31, 2025, was $34,097,000, an increase of 31% compared to $26,028,000 as of December 31, 2024, and a decrease of $13,082,000, or 27.7%, from March 31, 2024. This sequential increase aligns with the seasonal ordering patterns we typically experience in the start of the build season, and the decrease from prior year reflects higher order fulfilment for orders placed during the pandemic.

Revenue from customers is obtained from purchase orders submitted from time to time. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns, including the digestion of customers’ excess inventory, the impact of tariffs and other macroeconomic economic policies, and uncertainties relating to the economic outlook in the United States and other countries in which we sell products. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations.

Cost of sales for the three months ended March 31, 2025, was $32,976,000, a decrease of $1,102,000, or 3%, from $34,078,000 for the three months ended March 31, 2024. Gross profit percent was 30.1% of net sales for the three months ended March 31, 2025, an increase from 7.7% of net sales for the three months ended March 31, 2024. Gross profit increased $11,359,000, or 401%, to $14,191,000 for the three months ended March 31, 2025, from $2,832,000 for the three months ended March 31, 2024. The improvement in gross margin from the prior year quarter was due to increased volumes within the Clearfield segment resulting in improved utilization of manufacturing overhead, as well as lower excess inventory charges of $4,426,000 in the current quarter, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses for the three months ended March 31, 2025, were $13,929,000 in comparison to $12,573,000 for the three months ended March 31, 2024, an increase of $1,356,000, or 11%, due to increased wages and performance-based compensation accruals.

Income from operations for the three months ended March 31, 2025, was $262,000 compared to loss from operations of $9,741,000 for the three months ended March 31, 2024, an increase of approximately 103%. The increased income from operations is the result of increased net sales and gross profit margin as explained above.

Net investment income for the three months ended March 31, 2025, was $1,589,000 compared to $1,849,000 for the three months ended March 31, 2024. The decrease in net investment income is due to decreased interest income driven by to lower interest rates earned on investments during the quarter.

Interest expense for the three months ended March 31, 2025, remained relatively consistent at $69,000, compared to $102,000 for the three months ended March 31, 2024. Interest expense incurred during these periods is related to factoring liabilities in the Nestor segment.

The Company recorded an income tax expense of $455,000 and income tax benefit of $2,083,000 for the three months ended March 31, 2025, and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $2,538,000 is primarily due to increased income from operations. The income tax expense rate for the three months ended March 31, 2025, remained relatively consistent at 25.5% from 26.1% recorded for the three months ended March 31, 2024.

The Company’s net income for the three months ended March 31, 2025, was $1,327,000, or $0.09 per basic and diluted share. The Company’s net loss for the three months ended March 31, 2024, was $5,911,000, or $0.40 per basic and diluted share. The increase in basic and diluted earnings per share for the three months ended March 31, 2025, as compared to March 31, 2024, was due to higher net income as a result of increased net sales and gross profit margin, partially offset by increased selling, general and administrative expenses as detailed above.

SIX MONTHS ENDED MARCH 31, 2025 VS. SIX MONTHS ENDED MARCH 31, 2024

Net sales for the six months ended March 31, 2025, were $82,644,000, an increase of approximately 16%, or $11,504,000, from net sales of $71,140,000 for the six months ended March 31, 2024. Net sales to Broadband Service Providers were $77,833,000 and $66,211,000 in the six months ended March 31, 2025 and 2024, respectively. In addition, the Company recorded $13,468,000 in international sales for the six months ended March 31, 2025 versus $16,616,000 for the six months ended March 31, 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 16% and 23% of total net sales for the six months ended March 31, 2025 and March 31, 2024, respectively. Net sales to Legacy customers were $1,199,000 in the six months ended March 31, 2025 versus $1,489,000 in the six months ended March 31, 2024.

The increase in net sales for the six months ended March 31, 2025, of $11,504,000 compared to the six months ended March 31, 2024, was primarily driven by increased sales to Large Regional Service Provider customers of $7,502,000, or 67%, Community Broadband Service Providers of $2,964,000, or 10%, MSO customers of $2,947,000, or 29%, and National Carrier customers of $1,529,000, or 45%, partially offset by decreased sales to International customer of $3,148,000, or 19%. The increase in sales across these markets for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, is due to early build season orders as well as reduced excess inventory levels at customers compared to the prior year period. The decrease in sales to International customers was driven by decreased sales by the Nestor Cables segment during the six months ended March 31, 2025.

Cost of sales for the six months ended March 31, 2025, was $60,270,000, a decrease of $3,341,000, or 5%, from $63,611,000 for the six months ended March 31, 2024. Gross profit percent was 27.1% of net sales for the six months ended March 31, 2025, an increase from 10.6% of net sales for the six months ended March 31, 2024. Gross profit increased $14,845,000, or 197%, to $22,374,000 for the six months ended March 31, 2025, from $7,529,000 for the six months ended March 31, 2024. The improvement in gross margin from the six months ended March 31, 2024, was due to increased volumes within the Clearfield segment resulting in improved utilization of manufacturing overhead, as well as lower excess inventory charges of $6,767,000 in the six months ended March 31, 2025, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses increased $655,000, or 3%, to $26,087,000 in the six months ended March 31, 2025, from $25,432,000 for the six months ended March 31, 2024. The increase is due to higher wages and performance-based compensation accruals of $1,474,000, partially offset by lower legal and professional expenses of $839,000.

Loss from operations for the six months ended March 31, 2025, was $3,713,000 compared to loss from operations of $17,903,000 for the six months ended March 31, 2024, a decrease of approximately 79%. The decrease is the result of increased net sales and gross profit margin as explained above, partially offset by increased selling, general and administrative expenses.

Net investment income for the six months ended March 31, 2025, was $3,332,000 compared to $3,918,000 for the six months ended March 31, 2024. The decrease in interest income is due to lower interest rates on investments during the six months ended March 31, 2025.

Interest expense for the six months ended March 31, 2025, was $168,000 compared to $228,000 for the six months ended March 31, 2024. Interest expense incurred during these periods due to factoring liabilities in the Nestor segment.

The Company recorded an income tax expense of $29,000 and income tax benefit of $3,034,000 for the six months ended March 31, 2025, and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $3,063,000 in the second quarter of fiscal 2025 from the second quarter of fiscal 2024 is primarily due to decreased loss from operations. The income tax expense rate for the six months ended March 31, 2025, was (5.3%) compared to 21.3% for the six months ended March 31, 2024. The change in the effective tax rate was due to the higher percentage impact of discrete items and a lower level of pre-tax book loss for the six months ended March 31, 2025.

The Company’s net loss for the six months ended March 31, 2025, was $579,000 or $0.04 per basic share and diluted share. The Company’s net loss for the six months ended March 31, 2024, was $11,179,000, or $0.75 per basic share and diluted share. The decrease in basic and diluted loss per share for the six months ended March 31, 2025, as compared to March 31, 2024, was due to lower net loss as a result of increased sales and increased gross profit margin, partially offset by higher selling, general and administrative expenses as detailed above.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the three months ended March 31, 2025 and 2024, net sales from the Clearfield segment comprised 86% and 75% of the Company’s total net sales, respectively. For the six months ended March 31, 2025 and 2024, net sales from the Clearfield segment compromised 85% and 78% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the three months ended March 31, 2025, and 2024, net sales from the Nestor Cables segment comprised 14% and 25% of the Company’s total net sales, respectively. For the six months ended March 31, 2025 and 2024, net sales from the Nestor Cables segment compromised 15% and 22% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Segment net external sales	$40,621	$27,600	$70,319	$55,700
Segment net income (loss)	$2,549	$(4,975)	$2,194	$(8,269)

Net sales in the Clearfield segment increased 47%, or $13,021,000, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Net sales in the Clearfield segment increased 26%, or $14,619,000, for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, resulting primarily from increased sales to its Large Regional Service Provider, MSO and Community Broadband customers as these markets had increased demand in the quarter related to seasonality as well as reduced excess inventory levels at customers compared to the prior year.

Net income in the Clearfield segment for the three months ended March 31, 2025, increased 151%, or $7,524,000 from a net loss, as compared to the three months ended March 31, 2024. Net income in the Clearfield segment for the six months ended March 31, 2025 increased 127%, or $10,463,000 from a net loss, as compared to the six months ended March 31, 2024, driven by the changes in sales outlined above, as well as increased gross profit margin which was positively affected by increased volume and decreased provision for excess inventory reserves.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Segment net external sales	$6,547	$9,310	$12,325	$15,439
Segment net (loss)	$(1,222)	$(936)	$(2,773)	$(2,910)

Net sales in the Nestor Cables segment decreased 30%, or $2,763,000, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, excluding sales to the Clearfield Segment. Net sales in the Nestor Cables segment decreased 20%, or $3,114,000, for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, excluding sales to the Clearfield Segment. The decrease in net sales for the Nestor Cables segment was driven by decreased demand for the three and six months ended March 31, 2025.

Net loss in the Nestor Cables segment for the three months ended March 31, 2025, increased 31%, or $286,000, as compared to the three months ended March 31, 2024. The increased net loss was driven by decreased net sales for the three months ended March 31, 2025. Net loss in the Nestor Cables segment for the six months ended March 31, 2025, decreased 5%, or $137,000, as compared to the six months ended March 31, 2024. The decreased net loss for the six months ended March 31, 2025 is due to lower selling, general and administrative expenses, partially offset by decreased net sales.

Liquidity and Capital Resources

As of March 31, 2025, our principal source of liquidity was our cash, cash equivalents, and short-term investments. These sources total $111,990,000 as of March 31, 2025, compared to $130,992,000 as of September 30, 2024. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of March 31, 2025. Our excess cash is invested mainly in U.S. Treasury securities, certificates of deposit backed by the FDIC, and money market funds. Investments considered long-term were $41,356,000 as of March 31, 2025, compared to $24,505,000 as of September 30, 2024. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of March 31, 2025, our cash, cash equivalents, and short-term and long-term investments totaled $153,346,000, compared to $155,497,000 as of September 30, 2024.

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

Operating Activities

Net cash provided by operating activities totaled $10,198,000 for the six months ended March 31, 2025. This consisted of a net loss of $579,000, non-cash expenses for depreciation and amortization of $3,711,000, stock-based compensation of $2,427,000, amortization of premium and discounts on investments of $1,202,000, and increased deferred income taxes of $891,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $10,478,000 and an increase in accounts payable and accrued expenses of $1,855,000 due to timing of payments. The decrease in inventory is due to increased sales to customers during the six months ended March 31, 2025 as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels. The primary change in operating assets and liabilities using cash was an increase in accounts receivable of $3,447,000, along with an increase in other assets of $2,154,000, related to the increases in prepaid taxes and prepaid expenses. The increase in accounts receivable is due to increased net sales during the six months ended March 31, 2025. Days sales outstanding, which measures how quickly receivables are collected, decreased 8 days to 47 days as of March 31, 2025, compared to 55 days from March 31, 2024.

Net cash provided by operating activities totaled $5,094,000 for the six months ended March 31, 2024. This consisted of a net loss of $11,179,000, non-cash expenses for depreciation and amortization of $3,572,000, stock-based compensation of $2,284,000 and amortization of discounts on investments of $2,196,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $14,414,000 and a decrease in accounts receivable of $6,600,000. The decrease in inventory was due to decreased inventory purchases during the six months ending March 31, 2024 as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The decrease in accounts receivable was due to the decrease in sales volume during the second quarter of fiscal 2024. Days sales outstanding increased 2 days to 55 days as of March 31, 2024, compared to 53 days from September 30, 2023. The primary change in operating assets and liabilities using cash was a decrease in accounts payable and accrued expenses of $2,256,000 and an increase in other assets of $5,951,000. The accounts payable and accrued expenses decreased due to the timing of payments to vendors and lower inventory purchases during the six months ending March 31, 2024. Other assets increased due to increases in prepaid taxes and prepaid expenses.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the six months ended March 31, 2025, we received proceeds from the maturity of investment securities of $75,176,000 and used cash to purchase $59,234,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $4,722,000 of cash during the six months ended March 31, 2025.

During the six months ended March 31, 2024, we received proceeds from the maturity of investment securities of $53,293,000 and used cash to purchase $47,748,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, mainly patent related, consumed $4,389,000 of cash during the six months ended March 31, 2024.

Financing Activities

For the six months ended March 31, 2025, we used cash to repurchase $11,015,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $301,000 from employees’ participation and purchase of stock through our ESPP and used $494,000 for payment of withholding taxes for vesting of restricted stock grants. The Company also received cash of $1,253,000 on net borrowings and repayments of factoring liabilities. The Company also received cash from bank overdrafts of $1,212,000.

For the six months ended March 31, 2024, we used cash to repurchase $27,814,000 of our common stock on the open market under our stock repurchase program. We received $250,000 from employees’ participation and purchase of stock through our ESPP, used $240,000 for payment of withholding taxes for vesting of restricted stock grants, and used $9,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options. The Company also used cash of $497,000 on net borrowings and repayments of factoring liabilities.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Management made no changes to the Company’s critical accounting estimates during the three and six months ended March 31, 2025.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three and six months ended March 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “may,” “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “outlook,” or “continue” or comparable terminology are intended to identify forward-looking statements. Such forward looking statements include, for example, statements about the Company’s future revenue and operating performance, the impact of recent trade policy changes, including new and increased tariffs, retaliatory tariffs, trade disputes, and market and economic reactions to such changes, expected customer ordering patterns and future supply agreements with customers, anticipated shipping on backlog and future lead times, future availability of components and materials from the Company’s supply chain, compliance with Build America Buy America (BABA) Act requirements, future availability of labor impacting our customers’ network builds, the impact of the Broadband Equity, Access, and Deployment (BEAD) Program, Rural Digital Opportunity Fund (RDOF) or other government programs on the demand for the Company’s products or timing of customer orders, the Company’s ability to match capacity to meet demand, expansion into new markets and trends in and growth of the FTTx markets, market segments or customer purchases and other statements that are not historical facts. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation: our business is dependent on interdependent management information systems; inflationary price pressures and uncertain availability of components, raw materials, labor and logistics used by us and our suppliers could negatively impact our profitability; we rely on single-source suppliers, which could cause delays, increase costs or prevent us from completing customer orders; we depend on the availability of sufficient supply of certain materials and global disruptions in the supply chain for these materials could prevent us from meeting customer demand for our products; a significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us; further consolidation among our customers may result in the loss of some customers and may reduce sales during the pendency of business combinations and related integration activities; we may be subject to risks associated with acquisitions, and the risks could adversely affect future operating results; we have exposure to movements in foreign currency exchange rates; adverse global economic conditions and geopolitical issues could have a negative effect on our business, and results of operations and financial condition; growth may strain our business infrastructure, which could adversely affect our operations and financial condition; product defects or the failure of our products to meet specifications could cause us to lose customers and sales or to incur unexpected expenses; we are dependent on key personnel; cyber-security incidents, including ransomware, data breaches or computer viruses, could disrupt our business operations, damage our reputation, result in increased expense, and potentially lead to legal proceedings; natural disasters, extreme weather conditions or other catastrophic events could negatively affect our business, financial condition, and operating results; pandemics and other health crises could have a material adverse effect on our business, financial condition, and operating results; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; if the telecommunications market does not continue to expand, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results; changes in U.S. government funding programs may cause our customers and prospective customers to delay, reduce, or accelerate purchases, leading to unpredictable and irregular purchase cycles; intense competition in our industry may result in price reductions, lower gross profits and loss of market share; our success depends upon adequate protection of our patent and intellectual property rights; we face risks associated with expanding our sales outside of the United States; expectations relating to environmental, social and governance matters may increase our cost of doing business and expose us to reputational harm and potential liability; our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock; our stock price has been volatile historically and may continue to be volatile - the price of our common stock may fluctuate significantly; anti-takeover provisions in our organizational documents, Minnesota law and other agreements could prevent or delay a change in control of our Company; and other factors set forth in Part I, Item IA. “Risk Factors” of Clearfield's Annual Report on Form 10-K for the year ended September 30, 2024, Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these statements to reflect actual events unless required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in information that would have been provided in the context of Item 3 for the three and six months ended March 31, 2025.

The Company currently invests its excess cash in bank CDs that are fully insured by the Federal Deposit Insurance Corporation and Treasuries with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. Dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. Dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. Dollar exchange rate impacts our condensed consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10% relative to the U.S. Dollar, our operating expenses would have increased or decreased by approximately $163,000 and $308,000, or approximately 1%, for the three and six months ended March 31, 2025. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended March 31, 2025, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended March 31, 2025, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2025	13,609	$31.46	13,609	$18,691,000
February 1-28, 2025	13,572	$31.79	13,572	$17,831,000
March 1-31, 2025	127,499	$30.13	127,381	$13,993,000
Total	154,680	$30.39	154,562	$13,993,000

(1) Effective April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three and six months ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 26, 2016.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024; (ii) Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

May 9, 2025	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)