Form 10-Q
period 2025-06-30
Clearfield, Inc.
filed 2025-08-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding as of August 1, 2025
Common stock, par value $.01	13,806,049

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2025 (Unaudited)	September 30, 2024
Assets
Current Assets
Cash and cash equivalents	$33,871	$16,167
Short-term investments	83,358	114,825
Accounts receivables, net	26,614	21,309
Inventories, net	53,753	66,766
Other current assets	15,042	10,528
Total current assets	212,638	229,595

Property, plant and equipment, net	19,742	23,953

Other Assets
Long-term investments	40,168	24,505
Goodwill	6,740	6,627
Intangible assets, net	10,666	6,343
Right-of-use lease assets	18,038	15,797
Deferred tax asset	6,029	6,135
Other	689	2,320
Total other assets	82,330	61,727
Total Assets	$314,710	$315,275

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of lease liability	$4,108	$3,357
Current maturities of long-term debt	2,358	-
Accounts payable	8,687	6,720
Accrued compensation	8,235	6,977
Accrued expenses	4,695	4,378
Bank overdraft	862	-
Factoring liability	6,943	2,920
Total current liabilities	35,888	24,352

Other Liabilities
Long-term debt, net of current maturities	-	2,228
Long-term portion of lease liability	14,346	12,771
Deferred tax liability	-	161
Total liabilities	50,234	39,512

Shareholders’ Equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,805,717 and 14,229,107 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	138	142
Additional paid-in capital	146,627	159,579
Accumulated other comprehensive income	1,721	1,079
Retained earnings	115,990	114,963
Total shareholders’ equity	264,476	275,763
Total Liabilities and Shareholders’ Equity	$314,710	$315,275

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$49,903	$48,793	$132,547	$119,933

Cost of sales	34,669	38,101	94,940	101,712

Gross profit	15,234	10,692	37,607	18,221

Operating expenses
Selling, general and administrative	13,738	12,998	39,823	38,430
Income (Loss) from operations	1,496	(2,306)	(2,216)	(20,209)

Net investment income	1,588	1,735	4,920	5,653
Interest expense	(106)	(153)	(275)	(381)

Income (Loss) before income taxes	2,978	(724)	2,429	(14,937)

Income tax expense (benefit)	1,372	(277)	1,401	(3,311)
Net income (loss)	$1,606	$(447)	$1,028	$(11,626)

Net income (loss) per share Basic	$0.11	$(0.04)	$0.07	$(0.79)
Net income (loss) per share Diluted	$0.11	$(0.04)	$0.07	$(0.79)

Weighted average shares outstanding:
Basic	13,833,748	14,249,755	14,047,802	14,699,278
Diluted	13,833,748	14,249,755	14,047,802	14,699,278

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Comprehensive income (loss):
Net income (loss)	$1,606	$(447)	$1,028	$(11,626)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale investments	9	31	(65)	275
Unrealized gain (loss) on foreign currency translation	1,126	(146)	707	283
Total other comprehensive income (loss)	1,135	(115)	642	559

Total comprehensive income (loss)	$2,741	$(562)	$1,670	$(11,067)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

For the three months ended June 30, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899
Stock-based compensation expense	-	-	1,313	-	-	1,313
Issuance of common stock under equity compensation plans, net	(4)	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	11	-	294	-	-	294
Repurchase of common stock	(200)	(2)	(5,648)	-	-	(5,650)
Exercise of stock options, net of shares exchanged for payment	7	-	(121)	-	-	(121)
Other comprehensive income	-	-	-	1,135	-	1,135
Net income	-	-	-	-	1,606	1,606
Balance at June 30, 2025	13,806	$138	$146,627	$1,721	$115,990	$264,476

For the three months ended June 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at March 31, 2024	14,410	$144	$162,697	$130	$116,237	$279,208
Stock-based compensation expense	-	-	1,152	-	-	1,152
Issuance of common stock under employee stock purchase plan	14	-	336	-	-	336
Repurchase of common stock	(185)	(2)	(5,558)	-	-	(5,560)
Other comprehensive loss	-	-	-	(115)	-	(115)
Net loss	-	-	-	-	(447)	(447)
Balance at June 30, 2024	14,239	$142	$158,627	$15	$115,790	$274,574

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

For the nine months ended June 30, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock-based compensation expense	-	-	3,740	-	-	3,740
Issuance of common stock under employee stock purchase plan	23	-	595	-	-	595
Issuance of common stock under equity compensation plans, net	115	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(494)	-	-	(494)
Exercise of stock options, net of shares exchanged for payment	7	-	(133)	-	-	(133)
Repurchase of common stock	(551)	(6)	(16,659)	-	-	(16,665)
Other comprehensive income	-	-	-	642	-	642
Net income	-	-	-	-	1,028	1,028
Balance at June 30, 2025	13,806	$138	$146,627	$1,721	$115,990	$264,476

For the nine months ended June 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,255	$153	$188,218	$(544)	$127,336	$315,163
Stock-based compensation expense	-	-	3,436	-	-	3,436
Issuance of common stock under employee stock purchase plan	24	-	586	-	-	586
Issuance of common stock under equity compensation plans, net	133	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(9)	-	(240)	-	-	(240)
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of common stock	(1,164)	(12)	(33,362)	-	-	(33,374)
Adoption of new accounting pronouncement	-	-	-	-	79	79
Other comprehensive income	-	-	-	559	-	559
Net loss	-	-	-	-	(11,626)	(11,626)
Balance at June 30, 2024	14,239	$142	$158,627	$15	$115,790	$274,574

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss )	$1,028	$(11,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,766	5,481
Amortization of premium and discount on investments, net	(1,556)	(3,304)
Deferred taxes	(157)	(3,523)
Stock-based compensation	3,745	3,437
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(4,944)	946
Inventories, net	13,752	23,440
Other assets	(2,555)	(8,030)
Accounts payable and accrued expenses	3,037	2,310
Net cash provided by operating activities	18,116	9,131

Cash flows from investing activities
Purchases of property, plant and equipment and intangible assets	(5,221)	(5,608)
Purchases of investments	(78,697)	(124,137)
Proceeds from maturities of investments	95,976	142,067
Net cash provided by investing activities	12,058	12,322

Cash flows from financing activities
Issuance of long-term debt	-	2,142
Repayment of long-term debt	-	(2,142)
Proceeds from issuance of common stock under employee stock purchase plan	595	586
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(494)	(240)
Withholding related to exercise of stock options	(133)	(9)
Borrowings and repayments of bank overdrafts, net	793	-
Borrowings and repayments of factoring liability, net	3,544	(667)
Repurchase of common stock	(16,665)	(33,374)
Net cash used in financing activities	(12,360)	(33,704)

Effect of exchange rates on cash	(109)	48
Increase (decrease) in cash and cash equivalents	17,704	(12,203)
Cash and cash equivalents, beginning of period	16,167	37,827
Cash and cash equivalents, end of period	$33,871	$25,624

Supplemental disclosures for cash flow information
Cash paid for income taxes	$1,237	$165
Cash paid for interest	$193	$302
Right of use assets obtained through lease liabilities	$3,895	$4,614
Non-cash financing activities
Cashless exercise of stock options	$462	$19

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. and subsidiaries.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2025 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and plans to adopt the standard for the year ended September 30, 2025, and filings thereafter.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period starting October 1, 2025.

The FASB issued ASU No. 2024-03, (Subtopic 220-4012): Disaggregation of Income Statement Expenses. ASU No. 2024-03 addresses the disaggregation of income statement expenses and aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. ASU 2024-04 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating its disclosure approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

Correction of Prior Period Error

As disclosed in Note 1 to Company’s 2024 Form 10-K, the Company identified a prior period error in the presentation of its Consolidated Statement of Cash Flows. Management determined its presentation of the net borrowings and repayments of factoring receivables was incorrectly presented within the ‘Accounts payable and accrued expenses’ line within operating activities as opposed to being presented within financing activities. As corrected in the Condensed Consolidated Statements of Cash Flows, accounts payable and accrued expenses and net cash provided by operating activities are each increased by $667,000 for the nine months ended June 30, 2024, and net borrowings and repayments of factoring liability and net cash used in financing activities are each increased by $667,000 for the nine months ended June 30, 2024. This correction had no impact on the previously reported condensed consolidated balance sheets, condensed consolidated statements of earnings, condensed consolidated statement of comprehensive income, or condensed consolidated statements of shareholders’ equity.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and nine months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands, except for share data)	2025	2024	2025	2024
Net income (loss)	$1,606	$(447)	$1,028	$(11,626)
Weighted average common shares	13,833,748	14,249,755	14,047,802	14,699,278
Dilutive potential common shares	-	-	-	-
Weighted average dilutive common shares outstanding	13,833,748	14,249,755	14,047,802	14,699,278
Net income (loss) per common share:
Basic	$0.11	$(0.04)	$0.07	$(0.79)
Diluted	$0.11	$(0.04)	$0.07	$(0.79)

For the three months and nine months ended June 30, 2025, 379,471 and 395,619 stock options, as well as 76,121 and 76,121 performance stock units, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive. For the three months and nine months ended June 30, 2024, 366,984 and 364,104 stock options, as well as 47,745 and 47,745 performance stock units, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	June 30, 2025	September 30, 2024
Cash and cash equivalents:
Cash, including money market accounts	$9,192	$5,789
Money market funds	24,679	10,378
Total cash and cash equivalents	$33,871	$16,167

The Company maintains cash balances at multiple financial institutions, and at times, such balances exceeded insured limits. The Company has not experienced any losses in such accounts.

Note 4. Investments

The Company invests in United States Treasury securities (“Treasuries”) with terms of not more than five years and certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), as well as money market funds. The Company’s investment portfolio is classified as available-for-sale, which is reported on the consolidated balance sheet at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the condensed consolidated statement of earnings.

As of June 30, 2025, available-for-sale investments consisted of the following:

	June 30, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$83,411	$87	$(140)	$83,358
Investment securities – short-term	$83,411	$87	$(140)	$83,358
Long-Term
U.S. Treasury securities	$39,867	$60	$-	$39,927
Certificates of deposit	248	-	(7)	241
Investment securities – long-term	$40,115	$60	$(7)	$40,168

As of September 30, 2024, available-for-sale investments consisted of the following:

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. Treasury securities	$113,987	$382	$(45)	$114,324
Certificates of deposit	500	1	-	501
Investment securities – short-term	$114,487	$383	$(45)	$114,825
Long-Term
U.S Treasury securities	$24,514	$-	$(245)	$24,269
Certificates of deposit	248	-	(12)	236
Investment securities – long-term	$24,762	$-	$(257)	$24,505

As of June 30, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$19,659	$(29)	$5,166	$(111)
Certificates of deposit	-	-	241	(7)
Investment securities	$19,659	$(29)	$5,407	$(118)

As of September 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$19,719	$(39)	$6,500	$(250)
Certificates of deposit	-	-	236	(12)
Investment securities	$19,719	$(39)	$6,736	$(262)

As of June 30, 2025, there were five securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of September 30, 2024, there were six securities in an unrealized loss position which is due to the securities paying lower interest rates than the market. As of June 30, 2025, and September 30, 2024, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is limited credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three and nine months ended June 30, 2025.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of June 30, 2025, according to the three-level fair value hierarchy:

	Fair Value Measurements as of June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,679	$24,679	$-	$-
Total cash equivalents	$24,679	$24,679	$-	$-
Investment securities:
U.S. Treasury securities	$123,285	$-	$123,285	$-
Certificates of deposit	241	-	241	-
Total investment securities	$123,526	$-	$123,526	$-

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,378	$10,378	$-	$-
Total cash equivalents	$10,378	$10,378	$-	$-
Investment securities:
U.S. Treasury securities	$138,592	$-	$138,592	-
Certificates of deposit	738	-	738	$-
Total investment securities	$139,330	$-	$139,330	$-

During the three and nine months ended June 30, 2025 and the year ended September 30, 2024, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three and nine months ended June 30, 2025 and the year ended September 30, 2024.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)
Other comprehensive income for the three months ended March 31, 2025	51	552	603
Balances at March 31, 2025	$(8)	$594	$586
Other comprehensive income for the three months ended June 30, 2025	9	1,126	1,135
Balances at June 30, 2025	$1	$1,720	$1,721

Components of other comprehensive income for the three months ended June 30, 2025 are as follows:

	Three Months Ended June 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$11	$(2)	$9
Unrealized gain on foreign currency translation	1,334	(208)	1,126
Other comprehensive income	$1,345	$(210)	$1,135

Components of other comprehensive income for the nine months ended June 30, 2025 are as follows:

	Nine months Ended June 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized (loss) on available-for-sale securities	$(82)	$17	$(65)
Unrealized gain on foreign currency translation	830	(123)	707
Other comprehensive income	$748	$(106)	$642

Components of other comprehensive loss for the three months ended June 30, 2024 are as follows:

	Three Months Ended June 30, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$40	$(9)	$31
Unrealized (loss) on foreign currency translation	(170)	24	(146)
Other comprehensive (loss)	$(130)	$15	$(115)

Components of other comprehensive income for the nine months ended June 30, 2024 are as follows:

	Nine months Ended June 30, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount
Unrealized gain on available-for-sale securities	$373	$(97)	$275
Unrealized gain on foreign currency translation	368	(85)	283
Other comprehensive income	$741	$(182)	$559

Note 7. Stock-Based Compensation

The Company recorded $1,313,000 and $3,740,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2025, respectively. For the three months ended June 30, 2025, $1,250,000 of this expense is included in selling, general and administrative expense, and $63,000 is included in cost of sales. For the nine months ended June 30, 2025, $3,568,000 of this expense is included in selling, general and administrative expense, and $172,000 is included in cost of sales. As of June 30, 2025, $6,885,000 of total unrecognized compensation expense related to non-vested restricted stock awards, performance share units and stock options is expected to be recognized over a period of approximately 2.4 years.

The Company recorded $1,152,000 and $3,437,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the ESPP for the three and nine months ended June 30, 2024. For the three months ended June 30, 2024, $1,099,000 of this expense is included in selling, general and administrative expense, and $53,000 is included in cost of sales. For the nine months ended June 30, 2024, $3,280,000 of this expense is included in selling, general and administrative expense, and $157,000 is included in cost of sales.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the nine months ended June 30, 2025, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share. During the nine months ended June 30, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 118,706 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately 3 years, and a weighted average exercise price of $26.84 per share.

The fair value of stock option awards during the nine months ended June 30, 2025, was estimated as of the respective grant dates using the assumptions listed below:

Nine months ended June 30, 2025
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

The following is a summary of stock option activity during the nine months ended June 30, 2025:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2024	366,984	$33.83
Granted	38,198	30.90
Exercised	(22,749)	20.29
Forfeited or expired	(2,962)	47.64
Outstanding as of June 30, 2025	379,471	$34.24

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2025, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.28 years and their aggregate intrinsic value was $3,938,824.

Restricted Stock

During the nine months ended June 30, 2025, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date. During the nine months ended June 30, 2024, the Company granted employees restricted stock awards totaling 137,928 shares of common stock, with a vesting term of approximately three years and a fair value of $26.65 per share based on the stock price on the grant date.

During the nine months ended June 30, 2025, the Company granted the non-employee directors restricted stock awards totaling 17,886 shares of common stock, with a vesting term of approximately one year and a fair value of $32.42 per share.

Restricted stock transactions during the nine months ended June 30, 2025, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	162,207	$34.91
Granted	122,577	31.12
Vested	(71,691)	57.35
Forfeited	(7,432)	26.76
Unvested as of June 30, 2025	205,661	$27.79

Performance Stock Units

During the nine months ended June 30, 2025, the Company granted 50,747 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2025 performance goals. Achievement of the goals can result in 50%, 100%, or 150% of the shares being awarded, with two-thirds of the earned shares being issued as stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date. The Company has determined the fair value per underlying share of the performance stock unit awards to be $30.90 as of the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of June 30, 2025, the Company believes it is probable that 100% of these performance stock unit awards will vest based on achievement of established performance goals and has recognized compensation cost accordingly.

During the nine months ended June 30, 2024, the Company granted 47,745 performance stock units which entitled the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to achievement of a fiscal year 2024 performance goal. The Company determined the fair value per underlying share of the performance stock unit awards was $26.18 as of the grant date. The fiscal year 2024 performance goal was not achieved, and the performance share units were not earned. Accordingly, no stock-based compensation expense was recognized related to these awards for the three or nine months ended June 30, 2024.

The following is a summary of performance stock unit activity during the nine months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2024	47,745	$26.18
Granted	50,747	30.90
Vested	-	-
Forfeited	(47,745)	26.18
Unvested as of June 30, 2025	50,747	$30.90

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

For the phase that ended on June 30, 2025, employees purchased 11,180 shares at a price of $26.35 per share. After the employee purchase on June 30, 2025, 121,953 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2025	2024	2025	2024
United States	$37,413	$32,300	$106,590	$86,823
All other countries	12,490	16,493	25,957	33,110
Total Net Sales	$49,903	$48,793	$132,547	$119,933

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides products to original equipment manufacturers, primarily copper cable assemblies built to their specification (Legacy).

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2025	2024	2025	2024
Broadband service providers	95%	94%	94%	94%
Other customers	5%	6%	6%	6%
Total Net Sales	100%	100%	100%	100%

Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers, also referred to as Tier 1 customers; Large Regional Service Providers with a national footprint; Multiple System Operators (“MSOs”), which include cable television companies; and International customers.

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (CECL). Upon adoption of CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of June 30, 2025 and September 30, 2024, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended June 30, 2025, the Company had one customers that comprised 15% of the Company’s net sales. The customers is a distributor within the broadband service provider category. For the nine months ended June 30, 2025, the Company had two customers that comprised 14% and 10% of the Company’s net sales, respectively. Both customers are distributors within the broadband service provider category.

For the three months ended June 30, 2024, the Company had one customer that comprised 15% of the Company’s net sales. The customer is a distributor within the broadband service provider category. For the nine months ended June 30, 2024, the Company had one customer that comprised 11% of the Company’s net sales. The customer is a distributor within the broadband service provider category.

As of June 30, 2025, one customer accounted for 22% of accounts receivable. This customer is a distributor within the broadband service provider category. As of September 30, 2024, three customers accounted for 16%, 11%, and 10% of accounts receivable, respectively. These customers are all distributors within the broadband service provider category.

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

(In thousands)	June 30, 2025	September 30, 2024
Raw materials	$44,161	$56,842
Work-in-process	3,753	1,790
Finished goods	20,629	23,389
Inventories, gross	68,543	82,021
Inventory reserve	(14,790)	(15,255)
Inventories, net	$53,753	$66,766

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of goodwill. During the nine months ended June 30, 2025, there were no triggering events that indicate potential impairment exists. The Company’s next annual test for goodwill impairment will be performed as of June 30, 2025 and will include an analysis of the value of goodwill of each reportable segment: (1) Clearfield; and (2) Nestor Cables.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the United States Patent and Trademark Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2025, the Company has 62 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of the acquisition of the active cabinet product line from Calix, Inc. during fiscal year 2018 and the acquisition of Nestor Cables in fiscal year 2022. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2024, did not indicate an impairment of our intangible assets. During the nine months ended June 30, 2025, there were no triggering events that indicate potential impairment exists.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2025, and 2024 were as follows:

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2024	$4,709	$1,918	$6,627
Currency translation effect on foreign goodwill balances	-	113	113
Balance as of June 30, 2025	$4,709	$2,031	$6,740

(In thousands)	Clearfield, Inc.	Nestor Cables	Total
Balance as of September 30, 2023	$4,709	$1,819	$6,528
Currency translation effect on foreign goodwill balances	-	25	25
Balance as of June 30, 2024	$4,709	$1,844	$6,553

Finite life intangible assets as of June 30, 2025, are as follows:

	June 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,921	$2,071	$2,850
Certifications	8	1,068	985	83
Trademarks	8-10	1,153	692	461
Patents	20	1,416	263	1,153
Developed Technology	10	366	106	260
Other	5	6	6	-
Software	1-10	9,333	3,474	5,859
Totals		$18,263	$7,597	$10,666

Finite life intangible assets as of September 30, 2024, are as follows:

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$4,856	$1,815	$3,041
Certifications	8	1,068	884	184
Trademarks	8-10	1,120	588	532
Patents	20	1,302	219	1,083
Developed Technology	10	346	75	271
Other	5	6	6	-
Software	1-3	3,475	2,243	1,232
Totals		$12,173	$5,830	$6,343

Amortization expense related to these assets was $1,742,000 and $1,089,000 for the nine months ended June 30, 2025, and 2024, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2025 (remaining)	$1,475
FY 2026	1,501
FY 2027	1,143
FY 2028	1,050
FY 2029	930
Thereafter	4,567
Total	$10,666

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

The following table summarizes the amounts between the two reportable segments for the three and nine months ended June 30, 2025, and 2024:

	Three months ended June 30, 2025
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$38,755	$11,148	$-	$49,903
Revenue from internal customers (Clearfield, Inc.)	-	262	(262)	-
Net investment income	1,646	-	(58)	1,588
Interest expense	-	164	(58)	106
Depreciation and amortization	1,581	336	-	1,917
Stock based compensation	1,196	117	-	1,313
Income tax expense	787	585	-	1,372
Net income (loss)	2,219	(709)	96	1,606
Capital expenditures	406	1	-	407

	Nine months ended June 30, 2025
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$109,074	$23,473	$-	$132,547
Revenue from internal customers (Clearfield, Inc.)	-	1,226	(1,226)	-
Net investment income	5,099	-	(179)	4,920
Interest expense	-	454	(179)	275
Depreciation and amortization	4,763	1,003	-	5,766
Stock based compensation	3,417	323	-	3,740
Income tax expense (benefit)	1,562	(161)	-	1,401
Net income (loss)	4,064	(3,335)	299	1,028
Capital expenditures	2,796	1,684	-	4,480

	Three months ended June 30, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$33,670	$15,123	$-	$48,793
Revenue from internal customers (Clearfield, Inc.)	-	389	(389)	-
Net investment income	1,799	-	(64)	1,735
Interest expense	-	213	(60)	153
Depreciation and amortization	1,535	375	-	1,910
Stock based compensation	1,080	72	-	1,152
Income tax benefit	(249)	(28)	-	(277)
Net income (loss)	(478)	(164)	195	(447)
Capital expenditures	1,115	106	-	1,221

	Nine months ended June 30, 2024
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Revenue from external customers	$89,371	$30,562	$-	$119,933
Revenue from internal customers (Clearfield, Inc.)	-	1,490	(1,490)	-
Net investment income	5,832	-	(179)	5,653
Interest expense	-	558	(177)	381
Depreciation and amortization	4,383	1,098	-	5,481
Stock based compensation	3,242	195	-	3,437
Income tax benefit	(2,657)	(654)	-	(3,311)
Net loss	(8,862)	(2,836)	72	(11,626)
Capital expenditures	4,207	1,401	-	5,608

The following table summarizes the amounts between the two reportable segments as of June 30, 2025, and as of September 30, 2024:

	June 30, 2025
	Clearfield	Nestor Cables	Eliminations	Consolidated
(in thousands)
Goodwill	$4,709	$2,031	$-	$6,740
Total assets	$292,178	$46,204	$(23,672)	$314,710

	September 30, 2024
(in thousands)	Clearfield	Nestor Cables	Eliminations	Consolidated
Goodwill	$4,709	$1,918	$-	$6,627
Total assets	$300,472	$38,773	$(23,970)	$315,275

Note 13. Financing Receivables

Nestor Cables factors certain of its accounts receivable, with recourse provisions that are accounted for as a secured borrowing. Nestor Cables has a total factoring liability of $6,943,000 as of June 30, 2025. Nestor receives cash for 80% of the receivable balance from the bank initially and the remaining 20% when the invoice is paid up to a limit of €12.5 million ($14.7 million as of June 30, 2025). Due to the conditions mentioned above, these transactions do not qualify as a sale and are thus accounted for as secured borrowing. The contractual interest rate on Nestor’s factoring arrangements is the 3-month Euribor rate plus a range of 0.75% to 1.3%. The average interest rate for the three months ended June 30, 2025, was 3.19%. The average interest rate for the nine months ended June 30, 2025, was 5.59%. These agreements are indefinite with a termination notice period ranging from zero to one month.

Note 14. Income Taxes

For the three and nine months ended June 30, 2025, the Company recorded an income tax expense of $1,372,000 and $1,401,000, respectively, reflecting an effective tax rate of 46.1% and 57.7%, respectively. The difference between the effective tax rate and the statutory tax rate for the three months and nine months ended was primarily due to a valuation allowance of $780,000 recorded against the deferred tax assets of the Nestor Cables segment.

For the three and nine months ended June 30, 2024, the Company recorded an income tax benefit of $277,000 and $3,311,000, respectively, reflecting an effective tax rate of 38.2% and 22.1%, respectively. The difference between the effective tax rate and the statutory tax rate for the three months ended June 30, 2024, was primarily due to the higher percentage impact of discrete events during the quarter due to the lower level of pre-tax book loss during the period. The difference between the effective tax rate and the statutory tax rate for the nine months ended June 30, 2024, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, the Company has determined that a $780,000 valuation allowance at June 30, 2025, on the deferred tax assets of the Nestor Cables segment is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company determined that no valuation allowance is required for the deferred tax assets of the Clearfield segment as of June 30, 2025, and no valuation allowance against deferred tax assets is required as of September 30, 2024.The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2025, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company's effective tax rate or cash flows in the current fiscal year.

Note 15. Leases

The Company leases an approximately 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The lease term is 13 years and two months, ending on February 29, 2028. At commencement, the lease called for monthly base rental payments of approximately $37,000, increasing annually.

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

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three and nine months ended:

Operating lease expense within:	Three Months Ended June 30,		Nine months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$1,192	$1,081	$3,474	$3,193
Selling, general and administrative	143	80	376	229
Total lease expense	$1,335	$1,161	$3,850	$3,422

Future maturities of lease liabilities were as follows as of June 30, 2025 (in thousands):

FY2025 (Remaining)	$1,690
FY2026	5,081
FY2027	4,099
FY2028	3,508
FY2029	2,188
Thereafter	5,450
Total lease payments	22,016
Less: Interest	(3,562)
Present value of lease liabilities	$18,454

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2025, were 5.64 years and 6.38%, respectively, compared to 5.35 years and 6.61%, respectively, as of June 30, 2024.

For the three and nine months ended June 30, 2025, the operating cash outflows from the Company’s leases was $1,227,685 and $3,609,176, respectively, compared to $1,058,000 and $3,150,000, respectively, for the three and nine months ended June 30, 2024.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The line of credit was originally scheduled to mature on April 27, 2025. Borrowed amounts will bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of June 30, 2025, the interest rate was 6.18%. The loan agreement and the security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing twelve (12) month period. Debt service coverage ratio is the ratio of Cash Available for Debt Service to Debt Service, each as defined in the loan agreement. Debt and Cash Flow are also as defined in the loan agreement for the purposes of the debt to cash flow ratio covenant.

On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; and (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank. The Company was in compliance with the debt covenant for the three and nine months ended June 30, 2025. The line of credit is collateralized by Clearfield, Inc.’s assets of $292,178,000 as of June 30, 2025. The outstanding principal balance on the line of credit was zero at June 30, 2025 and September 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025 to April 25, 2026.

During March 2021, Nestor Cables entered into a loan agreement, providing a €2,000,000 senior loan with a term of three years. The Finland Government pays the interest, capped at 5% with the interest to be paid by the Finnish Government when the loan is used as intended and is repayable with a 2% additional interest penalty if there is a violation of the terms. The loan expired on June 30, 2024. A new loan was issued under the same program with consistent terms as detailed above and is due on March 31, 2026. The repayment and issuance of these loans occurred in April 2024. The loan is fully secured by a Finnish government guarantee. As of June 30, 2025, and September 30, 2024, the Company owed €2,000,000 on this loan, which equates to $2,358,000 and $2,228,000, respectively. As of September 30, 2024, Nestor Cables was not in compliance with the annual equity ratio covenant but received a waiver from the bank. The interest expense associated with this loan has been presented net of government payments on the Company’s income statement.

One of Nestor Cable’s bank accounts includes a feature that allows for applicable bank accounts to be in a negative position up to a certain maximum overdraft up to €2,000,000. Interest on drawn balances accrues at a rate equal to the 3-month Euribor rate plus 1.15%. As of June 30, 2025, and September 30, 2024, the Company had utilized overdrafts in the amount of €731,000 or $862,000 and €0, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2025, and 2024 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Clearfield’s products are designed to allow its customers to pass and connect homes in their Fiber to the Home (FTTH) builds by using fewer resources in less time than competitive products. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (MDUs) and Multiple Tenant Units (MTUs) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration, and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G deployments in backhaul from the tower to the cloud and fiber fronthaul from the tower to the antenna at the cell site through better fiber management, test access, and fiber protection.

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

Trade and Tariffs Update

Earlier this year the U.S. introduced trade policy changes that increased import tariffs across a wide range of trading partners at various rates, with exemptions for certain goods, including currently United States-Mexico-Canada Agreement (USMCA) compliant goods. In response, many trading partners implemented retaliatory tariffs on U.S. exports. The U.S. and certain trading partners have agreed to delay the effective date of certain of these tariffs while various trade deals are being negotiated, but a number of the increased tariffs remain in effect, including significant tariffs between the U.S. and China. While the tariffs did not materially impact our third quarter results, we do anticipate certain tariffs in effect as of August 7, 2025, will impact future financial results, the extent of which is uncertain, difficult to predict and dependent on a number of factors, including the extent and duration of the tariffs, any reversal or suspension of the tariffs, changes in the scope and rates of the tariffs, the availability of exemptions from the tariffs, the imposition of new tariffs, and our ability to successfully implement measures to mitigate the impact of the tariffs. Currently, products imported from our Mexican manufacturing facility are exempt from the new tariffs as they are USMCA compliant. Should the USMCA exemption no longer apply, our future financial results, particularly cost of sales and gross profit, would be negatively impacted by the tariffs. Components we import from China, some of which are from sole-source or limited source suppliers, are subject to the tariffs currently in effect. We are actively monitoring and evaluating the evolving tariff situation and working to mitigate the impact on our business.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

Net sales for the three months ended June 30, 2025, were $49,903,000, an increase of approximately 2%, or $1,110,000, from net sales of $48,793,000 for the three months ended June 30, 2024. Net sales to Broadband Service Providers were $46,641,000 and $46,028,000 in the three months ended June 30, 2025 and 2024, respectively. Net sales to Legacy customers were $570,000 in the three months ended June 30,2025 versus $820,000 for the three months ended June 30, 2024. In addition, the Company recorded $12,490,000 in international sales for the three months ended June 30, 2025 versus $16,494,000 for the three months ended June 30, 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 25% and 34% of total net sales for the three months ended June 30, 2025 and 2024, respectively.

The increase in net sales for the three months ended June 30, 2025, of $1,100,000 compared to the three months ended June 30, 2024, was primarily driven by increased sales to Large Regional Service Provider customers of $3,118,000, up 82%, and MSO customers of $3,418,000, up 59%, partially offset by decreased sales to International customers of $4,004,000, down 24%. The increase in sales in the Large Regional Service Provider and MSO customer markets for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is due to higher sales of additional product lines in the quarter to customers in these segments. The decrease in sales to International customers was driven by decreased sales by the Nestor Cables segment during the quarter due to lower demand in Nestor’s European market.

Order backlog as of June 30, 2025, was $36,092,000, an increase of 6% compared to $34,097,000 as of March 31, 2025, and an increase of $3,509,000, or 11%, from June 30, 2024. The increase in backlog is consistent with the normal seasonality in our business as well as increased demand.

Revenue from customers is obtained from purchase orders submitted from time to time. The Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue is further limited by customer deployment schedules and factors affecting customer ordering patterns, including the digestion of customers’ excess inventory, the impact of tariffs and other macroeconomic economic policies, and uncertainties relating to the economic outlook in the United States and other countries in which we sell products. The Company’s ability to recognize revenue in the future for customer orders will depend on the Company’s ability to manufacture and deliver products to the customers and fulfill its other contractual obligations. The Company tests goodwill for impairment annually, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company’s forecast for future revenue, profitability and business climate are among the qualitative factors management considers in its annual analysis of goodwill. The result of the most recent analysis performed, did not indicate an impairment of goodwill. Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. To the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill, a goodwill impairment charge would be recognized in the Company’s consolidated statement of earnings. An analysis of goodwill involves significant management estimates and judgments and an impairment loss, while non-cash, could have a material impact on the Company’s financial statements. During the nine months ended June 30, 2025, the Nestor reporting unit, which has $2.0 million of Goodwill, had a net operating loss. The Company’s next annual test for goodwill impairment will be completed during the quarter ending September 30, 2025 and if operating losses persist into the future, or if there are adverse changes in key assumptions such as discount rates or long-term growth rates, it is reasonably possible that an impairment charge could be recognized for the Nestor reporting unit in future periods.

Cost of sales for the three months ended June 30, 2025, was $34,669,000, a decrease of $3,432,000, or 9%, from $38,101,000 for the three months ended June 30, 2024. Gross profit percent was 30.5% of net sales for the three months ended June 30, 2025, an increase from 21.9% of net sales for the three months ended June 30, 2024. Gross profit increased $4,542,000, or 42%, to $15,234,000 for the three months ended June 30, 2025, from $10,692,000 for the three months ended June 30, 2024. The improvement in gross margin from the prior year quarter was due to increased volumes within the Clearfield segment resulting in improved utilization of manufacturing overhead, as well as lower excess inventory charges in the Clearfield segment of $2,485,000 which resulted in a benefit to cost of goods sold of $1,131,000 in the current quarter, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses for the three months ended June 30, 2025, were $13,738,000 in comparison to $12,999,000 for the three months ended June 30, 2024, an increase of $739,000, or 6%, due to an increase in depreciation and amortization and increased software maintenance costs.

Income from operations for the three months ended June 30, 2025, was $1,496,000 compared to loss from operations of $2,307,000 for the three months ended June 30, 2024, an increase of approximately 165%. The increased income from operations is the result of increased net sales and gross profit margin as explained above.

Net investment income for the three months ended June 30, 2025, was $1,588,000 compared to $1,735,000 for the three months ended June 30, 2024. The decrease in net investment income is due to decreased interest income driven by lower interest rates earned on investments during the quarter.

Interest expense for the three months ended June 30, 2025, remained relatively consistent at $106,000, compared to $153,000 for the three months ended June 30, 2024. Interest expense incurred during these periods is related to factoring liabilities in the Nestor segment.

The Company recorded an income tax expense of $1,372,000 and income tax benefit of $277,000 for the three months ended June 30, 2025, and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax expense rate for the three months ended June 30, 2025, increased to 46.1% from 38.2% recorded for the three months ended June 30, 2024, primarily due to a valuation allowance of $780,000 recorded against the deferred tax assets of the Nestor Cables segment.

The Company’s net income for the three months ended June 30, 2025, was $1,606,000, or $0.11 per basic and diluted share. The Company’s net loss for the three months ended June 30, 2024, was $447,000, or $0.04 per basic and diluted share. The increase in basic and diluted earnings per share for the three months ended June 30, 2025, as compared to June 30, 2024, was due to higher net income as a result of increased gross profit margin, partially offset by increased selling, general and administrative expenses, and income tax expense as detailed above.

NINE MONTHS ENDED JUNE 30, 2025 VS. NINE MONTHS ENDED JUNE 30, 2024

Net sales for the nine months ended June 30, 2025, were $132,547,000, an increase of approximately 11%, or $12,614,000, from net sales of $119,933,000 for the nine months ended June 30, 2024. Net sales to Broadband Service Providers were $124,659,000 and $112,203,000 in the nine months ended June 30, 2025 and 2024, respectively. In addition, the Company recorded $25,958,000 in international sales for the nine months ended June 30, 2025 versus $33,110,000 for the nine months ended June 30, 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 20% and 28% of total net sales for the nine months ended June 30, 2025 and June 30, 2024, respectively. Net sales to Legacy customers were $1,769,000 in the nine months ended June 30, 2025 versus $2,310,000 in the nine months ended June 30, 2024.

The increase in net sales for the nine months ended June 30, 2025, of $12,614 ,000 compared to the nine months ended June 30, 2024, was primarily driven by increased sales to Large Regional Service Provider customers of $10,620,000, up 71%, Community Broadband Service Providers of $1,992,000, up 4%, MSO customers of $6,364,000, up 40%, and National Carrier customers of $1,331,000, up 23%, partially offset by decreased sales to International customer of $7,152,,000, down 22%. The increase in sales across these markets for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, is due to early build season orders as well as reduced excess inventory levels at customers compared to the prior year period, and higher sales of additional product lines to customers in the Large Regional Service Provider and MSO markets. The decrease in sales to International customers was driven by decreased sales by the Nestor Cables segment during the nine months ended June 30, 2025.

Cost of sales for the nine months ended June 30, 2025, was $94,940,000, a decrease of $6,773,000, or 7%, from $101,712,000 for the nine months ended June 30, 2024. Gross profit percent was 28.4% of net sales for the nine months ended June 30, 2025, an increase from 15.2% of net sales for the nine months ended June 30, 2024. Gross profit increased $19,387,000, or 106%, to $37,608,000 for the nine months ended June 30, 2025, from $18,221,000 for the nine months ended June 30, 2024. The improvement in gross margin from the nine months ended June 30, 2024, was due to increased volumes within the Clearfield segment resulting in improved utilization of manufacturing overhead, as well as lower excess inventory charges of $9,319,000 in the nine months ended June 30, 2025, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses increased $1,393,000, or 4%, to $39,823,000 in the nine months ended June 30, 2025, from $38,430,000 for the nine months ended June 30, 2024. The increase is primarily due to higher wages and performance-based compensation accruals of $1,562,000.

Loss from operations for the nine months ended June 30, 2025, was $2,217,000 compared to loss from operations of $20,210,000 for the nine months ended June 30, 2024, a decrease of approximately 89%. The decrease is the result of increased net sales and gross profit margin as explained above, partially offset by increased selling, general and administrative expenses.

Net investment income for the nine months ended June 30, 2025, was $4,920,000 compared to $5,653,000 for the nine months ended June 30, 2024. The decrease in interest income is due to lower interest rates on investments during the nine months ended June 30, 2025.

Interest expense for the nine months ended June 30, 2025, was $275,000 compared to $381,000 for the nine months ended June 30, 2024. Interest expense incurred during these periods is due to factoring liabilities in the Nestor segment.

The Company recorded an income tax expense of $1,401,000 and income tax benefit of $3,311,000 for the nine months ended June 30, 2025, and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in tax expense of $4,712,000 for the nine months ended June 30, 2025 in from fiscal 2024 is primarily due to increased income from operations offset by a valuation allowance of $780,000 recorded against the deferred tax assets of the Nestor Cables segment recorded in the Company’s fiscal 2025 third quarter. The income tax expense rate for the nine months ended June 30, 2025, was 57.7% compared to 22.2% for the nine months ended June 30, 2024. The change in the effective tax rate was primarily due to the aforementioned valuation allowance recorded on the deferred tax assets of the Nestor Cables segment.

The Company’s net income for the nine months ended June 30, 2025, was $1,028,000 or $0.07 per basic share and diluted share. The Company’s net loss for the nine months ended June 30, 2024, was $11,626,000, or $0.79 per basic share and diluted share. The increase in basic and diluted income per share for the nine months ended June 30, 2025, as compared to June 30, 2024, was due to increased net income as a result of increased sales and increased gross profit margin, partially offset by higher selling, general and administrative expenses and income tax expense as detailed above.

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

Reportable segments are as follows:

●

Clearfield Segment – The Clearfield segment designs, manufactures, and sells fiber management, protection, and delivery solutions. For the three months ended June 30, 2025 and 2024, net sales from the Clearfield segment comprised 78% and 69% of the Company’s total net sales, respectively. For the nine months ended June 30, 2025 and 2024, net sales from the Clearfield segment compromised 82% and 75% of the Company’s total net sales, respectively.

●

Nestor Cables Segment – The Nestor Cables segment designs, manufactures, and sells fiber optic and copper telecommunication cables and equipment. For the three months ended June 30, 2025, and 2024, net sales from the Nestor Cables segment comprised 22% and 31% of the Company’s total net sales, respectively. For the nine months ended June 30, 2025 and 2024, net sales from the Nestor Cables segment compromised 18% and 25% of the Company’s total net sales, respectively.

Clearfield Segment

The following table provides net sales and net income for the Clearfield segment for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2025	2024	2025	2024
Segment net external sales	$38,755	$33,670	$109,074	$89,371
Segment net (loss) income	$2,328	$(196)	$4,522	$(8,464)

Net sales in the Clearfield segment increased 15%, or $5,085,000, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Net sales in the Clearfield segment increased 22%, or $19,703,000, for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, resulting primarily from higher sales of additional product lines to customers in the Large Regional Service Provider and MSO markets.

Net income in the Clearfield segment for the three months ended June 30, 2025, increased 1288%, or $2,524,000, from a net loss, as compared to the three months ended June 30, 2024. Net income in the Clearfield segment for the nine months ended June 30, 2025, increased 153%, or $12,986,000, from a net loss, as compared to the nine months ended June 30, 2024, driven by the changes in sales outlined above, as well as increased gross profit margin which was positively affected by increased volume and decreased provision for excess inventory reserves.

Nestor Cables Segment

The following table provides net sales and net income for the Nestor Cables segment for the three and nine months ended:

	Three Months Ended June 30,		Nine months Ended June 30,
(In thousands)	2025	2024	2025	2024
Segment net external sales	$11,148	$15,123	$23,473	$30,562
Segment net (loss)	$(722)	$(252)	$(3,494)	$(3,162)

Net sales in the Nestor Cables segment decreased 26%, or $3,975,000, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, excluding sales to the Clearfield segment. Net sales in the Nestor Cables segment decreased 23%, or $7,089,000, for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, excluding sales to the Clearfield segment. The decrease in net sales for the Nestor Cables segment was a result of lower demand in their European market for the three and nine months ended June 30, 2025.

Net loss in the Nestor Cables segment for the three months ended June 30, 2025, increased 186%, or $470,000, as compared to the three months ended June 30, 2024. The increased net loss was driven by lower sales and increased income tax expense for the three months ended June 30, 2025. Net loss in the Nestor Cables segment for the nine months ended June 30, 2025, increased 10%, or $332,000, as compared to the nine months ended June 30, 2024. The increased net loss for the nine months ended June 30, 2025, is due to lower sales and the tax valuation allowance recorded in the third quarter of fiscal 2025.

Liquidity and Capital Resources

As of June 30, 2025, our principal source of liquidity was our cash, cash equivalents, and short-term investments. These sources total $117,229,000 as of June 30, 2025, compared to $130,992,000 as of September 30, 2024. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of June 30, 2025. Our excess cash is invested mainly in Treasuries, CDs backed by the FDIC, and money market funds. Investments considered long-term were $40,168,000 as of June 30, 2025, compared to $24,505,000 as of September 30, 2024. We believe the combined balances of short-term cash and investments, long-term investments, along with our line of credit provide a more accurate indication of our available liquidity. As of June 30, 2025, our cash, cash equivalents, and short-term and long-term investments totaled $157,397,000, compared to $155,497,000 as of September 30, 2024.

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

Operating Activities

Net cash provided by operating activities totaled $18,116,000 for the nine months ended June 30, 2025. This consisted of net income of $1,028,000, non-cash expenses for depreciation and amortization of $5,766,000, stock-based compensation of $3,745,000, amortization of premium and discounts on investments of $1,556,000, and decreased deferred income taxes of $157,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $13,752,000 and an increase in accounts payable and accrued expenses of $3,037,000, due to timing of payments. The decrease in inventory is due to increased sales to customers during the nine months ended June 30, 2025 as the Company has continued to utilize inventory on hand to fulfill customer orders and achieve lower stocking levels. The primary change in operating assets and liabilities using cash was an increase in accounts receivable of $4,944,000, along with an increase in other assets of $2,555,000, related to the increases in prepaid taxes and prepaid expenses. The increase in accounts receivable is due to increased net sales during the nine months ended June 30, 2025. Days sales outstanding, which measures how quickly receivables are collected, decreased 3 days to 49 days as of June 30, 2025, compared to 52 days as of June 30, 2024.

Net cash provided by operating activities totaled $9,131,000 for the nine months ended June 30, 2024. This consisted of a net loss of $11,626,000, non-cash expenses for depreciation and amortization of $5,481,000, stock-based compensation of $3,437,000, amortization of discounts on investments of $3,304,000 and increased deferred income taxes of $3,523,000, in addition to changes in operating assets and liabilities providing and using cash. The primary change in operating assets and liabilities providing cash was a decrease in inventory of $23,440,000 and an increase in accounts payable and accrued expenses of $2,310,000. The decrease in inventory was due to decreased inventory purchases during the nine months ending June 30, 2024, as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels to support the decreased sales order backlog, as well as higher excess inventory reserves. The primary change in operating assets and liabilities using cash was an increase in other assets of $8,030,000 related to increases in prepaid taxes and prepaid expenses.

Investing Activities

We invest our excess cash in money market accounts, Treasuries, money market funds, and bank CDs in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the nine months ended June 30, 2025, we received proceeds from the maturity of investment securities of $95,976,000 and used cash to purchase $78,697,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $5,221,000 of cash during the nine months ended June 30, 2025.

During the nine months ended June 30, 2024, we received proceeds from the maturity of investment securities of $142,067,000 and used cash to purchase $124,137,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $5,608,000 of cash during the nine months ended June 30, 2024.

Financing Activities

For the nine months ended June 30, 2025, we used cash to repurchase $16,665,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $595,000 from employees’ participation and purchase of stock through our ESPP and used $494,000 for payment of withholding taxes for vesting of restricted stock grants. The Company received cash of $3,544,000 on net borrowings and repayments of factoring liabilities. The Company also received cash from net borrowings on bank overdrafts of $793,000.

For the nine months ended June 30, 2024, we used cash to repurchase $33,374,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $586,000 from employees’ participation and purchase of stock through our ESPP, used $240,000 for payment of withholding taxes for vesting of restricted stock grants, and used $9,000 related to share withholding for the exercise price and taxes associated with the issuance of common stock upon cashless exercises of stock options. The Company also used cash of $667,000 on net borrowings and repayments of factoring liabilities.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Management made no changes to the Company’s critical accounting estimates during the three and nine months ended June 30, 2025.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three and nine months ended June 30, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “may,” “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “outlook,” or “continue” or comparable terminology are intended to identify forward-looking statements. Such forward looking statements include, for example, statements about the Company’s future revenue and operating performance, the impact of recent trade policy changes, including new and increased tariffs, retaliatory tariffs, trade disputes, and market and economic reactions to such changes, expected customer ordering patterns and future supply agreements with customers, anticipated shipping on backlog and future lead times, future availability of components and materials from the Company’s supply chain, compliance with Build America Buy America (BABA) Act requirements, future availability of labor impacting our customers’ network builds, the impact of the Broadband Equity, Access, and Deployment (BEAD) Program, Rural Digital Opportunity Fund (RDOF) or other government programs on the demand for the Company’s products or timing of customer orders, the Company’s ability to match capacity to meet demand, expansion into new markets and trends in and growth of the FTTx markets, market segments or customer purchases, future goodwill analysis and other statements that are not historical facts. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation: our business is dependent on interdependent management information systems; inflationary price pressures and uncertain availability of components, raw materials, labor and logistics used by us and our suppliers could negatively impact our profitability; we rely on single-source suppliers, which could cause delays, increase costs or prevent us from completing customer orders; we depend on the availability of sufficient supply of certain materials and global disruptions in the supply chain for these materials could prevent us from meeting customer demand for our products; a significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us; further consolidation among our customers may result in the loss of some customers and may reduce sales during the pendency of business combinations and related integration activities; we may be subject to risks associated with acquisitions, and the risks could adversely affect future operating results; we have exposure to movements in foreign currency exchange rates; adverse global economic conditions and geopolitical issues could have a negative effect on our business, and results of operations and financial condition; growth may strain our business infrastructure, which could adversely affect our operations and financial condition; product defects or the failure of our products to meet specifications could cause us to lose customers and sales or to incur unexpected expenses; we are dependent on key personnel; cyber-security incidents, including ransomware, data breaches or computer viruses, could disrupt our business operations, damage our reputation, result in increased expense, and potentially lead to legal proceedings; natural disasters, extreme weather conditions or other catastrophic events could negatively affect our business, financial condition, and operating results; pandemics and other health crises could have a material adverse effect on our business, financial condition, and operating results; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; if the telecommunications market does not continue to expand, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results; changes in U.S. government funding programs may cause our customers and prospective customers to delay, reduce, or accelerate purchases, leading to unpredictable and irregular purchase cycles; intense competition in our industry may result in price reductions, lower gross profits and loss of market share; our success depends upon adequate protection of our patent and intellectual property rights; we face risks associated with expanding our sales outside of the United States; expectations relating to environmental, social and governance matters may increase our cost of doing business and expose us to reputational harm and potential liability; our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock; our stock price has been volatile historically and may continue to be volatile - the price of our common stock may fluctuate significantly; anti-takeover provisions in our organizational documents, Minnesota law and other agreements could prevent or delay a change in control of our Company; and other factors set forth in Part I, Item IA. “Risk Factors” of Clearfield's Annual Report on Form 10-K for the year ended September 30, 2024, Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these statements to reflect actual events unless required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in information that would have been provided in the context of Item 3 for the three and nine months ended June 30, 2025.

The Company currently invests its excess cash in bank CDs that are fully insured by the FDIC and Treasuries with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates.

Foreign Exchange Rates

The Company uses the U.S. Dollar as its reporting currency. The functional currency of Nestor Cables is the Euro. The changing relationships of the U.S. Dollar to the Euro could have a material impact on our financial results. Fluctuations in the Euro to U.S. Dollar exchange rate impacts our condensed consolidated balance sheets, as well as sales, cost of sales, and net income. If the Euro had appreciated or depreciated by 10% relative to the U.S. Dollar, our operating expenses would have increased or decreased by approximately $159,000 and $468,000, or approximately 1%, for the three and nine months ended June 30, 2025. We do not hedge against foreign currency fluctuations. As such, fluctuations in foreign currency exchange rates could have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, the Company implemented a new ERP system in the Clearfield segment, which changed a number of the Company’s processes and internal controls over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. These changes are primarily in our revenue, inventory, accounts payable and financial reporting processes. In connection with this implementation we have updated aspects of our control environment related to these processes to ensure our controls remain effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended June 30, 2025, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended June 30, 2025, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2025	153,837	27.30	153,837	9,793,000
May 1- 31, 2025	45,937	27.97	45,937	8,393,000
June 1- 30, 2025	-	-	-	8,393,000
Total	199,774	27.72	199,774	8,393,000

(1)	Effective April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three and nine months ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2016.)

10.1 – Amendment No. 2 to Loan Agreement dated April 25, 2025, by and between Clearfield, Inc. and Bremer Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2025.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024; (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

August 7, 2025	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)