Form 10-K
period 2025-09-30
Clearfield, Inc.
filed 2025-11-25
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

Commission File Number 0-16106

CLEARFIELD, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1347235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7050 Winnetka Avenue North Suite 100 Brooklyn Park, Minnesota	55428
(Address of principal executive offices)	(Zip Code)

(763) 476-6866

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CLFD	The Nasdaq Stock Market

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

☐ Yes          ☒ No

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $347,399,785 based on the closing sale price per share of the registrant’s Common Stock on the Nasdaq Global Market on such date.

As of November 14, 2025, there were 13,839,096 shares of the issuer’s common stock outstanding.

Documents Incorporated by Reference:

Portions of our proxy statement for the 2026 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CLEARFIELD, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Clearfield, Inc., together with its subsidiaries, is referred to in this report as “we,” “us,” “our,” and the “Company.” We make statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “outlook,” “may,” “will,” “plans,” “objective,” “aims,” “should,” “could” or similar expressions identify forward-looking statements. Forward-looking statements may appear in documents, reports, filings with the Securities and Exchange Commission (SEC), news releases, written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Segment Information

We are engaged in global operations. Our operations currently comprise one reportable segment.

On November 11, 2025, the Company completed the sale of its Nestor Cables business, which was previously reported as the Nestor Cables Operating Segment. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of the Nestor Cables business are reported in our consolidated financial statements as discontinued operations. Following the sale of the Nestor Cables business, the continuing operations of the Company comprise one operating segment and one reportable segment.

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

Products

Our product strategy involves analyzing the broadband communications industry environment and technology, with a particular focus on simplifying our customers’ business, and developing innovative, high-quality products utilizing modular designs wherever possible. We are committed to make fiber deployment success easier by providing craft-friendly, pre-connectorized plug-and-play fiber assemblies, fiber management and pathway products to speed deployments and provide the lowest total cost of ownership for our customer’s networks. With the innovation of forward-thinking products, a 100 percent plug-and-play platform and creative deployment methods, we are fulfilling our mission of enabling the lifestyle of better broadband and beyond.

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

Whether inside a cabinet or at the home, innovative slack storage spools and deploy reels reduce the dependence on making exact cable measurements. This enables the deployment of double-ended, standard cable lengths rather than relying on highly engineered, built-to-order cable assemblies or multiple field splicing events.

Product development for the Company’s product line program has mainly been conducted internally. We believe that the communication industry environment is constantly evolving, and our success depends on our ability to anticipate and respond to these changes. Research and development are reflected in Selling, General, & Administrative expenses.

Some of our products currently offered are described below.

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

Access Terminals from Clearfield are designed to ensure every service provider has the freedom of choice to match drop cable configuration and technology with the needs of their environment and first-cost priorities. The YOURx® access terminals also offer flexibility with cable mid-span and internal splicing options. The TetherSmart Multi-Fiber Terminal is Clearfield’s smallest carrier-grade, plug-and-play access terminal. Its small size makes it an attractive choice to deliver fiber to cell towers and inside cellular concealment poles. Clearfield access terminals can be deployed in a variety of locations including pedestals, vault, flowerpot, pole-mount, smart-pole, or strand mounted options.

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

ClearPass™ Connector Cleaning Dust Cap is a game-changing innovation that simplifies fiber connector cleaning while enhancing network performance. With built-in cleaning functionality and 94.5% effectiveness, the ClearPass Dust Cap ensures faster installation, fewer errors and a more reliable broadband experience.

Markets and Customers

The Company’s products are sold across broadband service providers, which we categorize as National Carrier (wireline/wireless national telco carriers (Tier 1)), Community Broadband (Tier 2 and 3 telco carriers, utilities, municipalities, and alternative carriers), Large Regional Service Providers (ILEC operating a multi-state network with more than 500,000 subscribers), Multiple System Operators (cable television), and International (primarily Canada, the Caribbean, Central/South America and Mexico), and Legacy build-to-print copper and fiber assemblies (primarily contract manufacturing).

The Company’s products are sold direct to customers through the Company’s sales force as well as through authorized distributors. In addition, the Company uses manufacturing sales representatives and sales agents for customer and geography specific needs.

The Company considers the primary markets for its products to be as follows.

Commercial Fiber Broadband Connectivity

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

Broadband Service Provider Data Center Infrastructure

DC Interconnect/Campus Network

Fiber entry pathways supporting carrier access, campus links, and data center interconnection.

Meet-Me Room

Cross-connect environment where carriers, ISPs and cloud providers interconnect securely.

Main Distribution Area

Core switching and routing layer distributing connectivity between MMR and data halls.

White Space

Primary data hall for customer racks, servers and storage infrastructure.

Wireless Deployments

Metro Core

Aggregates traffic to and from national/international networks.

Backhaul

Connects Core to RAN; high-capacity data transport.

Indoor/Outdoor DAS

Connects centralized baseband units (BBUs) to remote radio heads (RRHs).

Small Cells

Links centralized or virtualized RAN hubs to small cell radios on poles and rooftops.

FTT-Cell site

Fiber to the cell site is the trend in which wireless service providers enhance their coverage for bandwidth. Currently, the majority of these cell sites are served by fiber backhaul and fronthaul.

Competition

The market for the fiber management, fiber protection, and fiber delivery products is highly competitive. Competition is largely based on any one or a combination of the following factors: functionality and features, price, product quality, product availability and lead times, cost and ease of installation, service and support, long-term returns to customers, scalability, product innovation, and manufacturing capability.

Competitors to the FieldSmart product lines include, but are not limited to, products offered by Corning Cabling Systems, Inc., OFS (Furukawa Electric North America, Inc.), AFL Telecommunications (a subsidiary of Fujikura Ltd.), Fujikura Ltd., Nokia, Hexatronics Group, Amphenol and CommScope, Inc. Competitors to the CraftSmart and FiberFlex active cabinet product lines include products offered by Emerson Network Power, a subsidiary of Vertiv Co., and Charles Industries, Ltd., a subsidiary of Amphenol. Competitors to FieldShield product lines include products offered by PPC Broadband, a subsidiary of Belden, Inc. and Emtelle UK Limited. In various geographic or vertical markets, there are also several smaller companies with which we compete. Clearfield believes that it has a competitive advantage with customers who can leverage the cost savings the Clearview Cassette can provide and those who require quick-turn, high-performance customized products, and that it is at a competitive disadvantage with customers who principally seek large volume commodity products.

Many of our competitors have greater resources than we do, including greater sales, product development, marketing, financial, technical, or engineering resources. As a result, our competitors may be able to procure necessary components and labor at much lower prices than we can or may offer competitive products at below market prices, which could prevent us from competing effectively.

Sources of Materials and Supply Chain

Numerous purchased materials and components and sources of labor are used in the manufacturing of the Company’s products. Most of these are available from multiple suppliers. However, some components and third-party contract manufacturing services are purchased from a single or limited number of suppliers. The loss of access to some components and third-party contract manufacturing services could have an adverse effect on our ability to deliver products on a timely basis and on our financial performance.

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

Major Customers and Financial Information about Geographic Areas

For the fiscal year ended September 30, 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 18% and 13% of net sales, respectively. These customers are distributors. For the fiscal year ended September 30, 2024, Customer A and Customer B accounted for approximately 20% and 15% of net sales, respectively. For the fiscal year ended September 30, 2023, Customer A and Customer B accounted for approximately 19% and 10% of net sales, respectively. These major customers, like our other customers, purchase our products from time to time through purchase orders and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2025, the Company had two customers, Customer B and Customer A, which accounted for approximately 17% and 11% of accounts receivable, respectively. As of September 30, 2024, Customer B accounted for 16% of accounts receivable.

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in Canada as well as countries in the Caribbean, Central/South America, and Mexico.

Patents and Trademarks

As of September 30, 2025, Clearfield has 63 patents granted and multiple patent applications pending both inside and outside the United States. These patents begin to expire in 2028. We have also developed and are using multiple trademarks and logos to market and promote our products.

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

Human Capital Resources

As of September 30, 2025, Clearfield had approximately 243 full-time employees, all of which were based in the United States, excluding employees associated with the discontinued operations of the Nestor Cables business. We also employ seasonal, part-time employees and independent contractors. None of our employees are covered by any collective bargaining agreements.

Our employees include approximately 160 office personnel and 83 manufacturing personnel as of September 30, 2025. The substantial majority of these employees work out of our Brooklyn Park, Minnesota headquarters. The Company’s office personnel are comprised of sales, marketing, engineering, and administrative personnel. The manufacturing personnel include both individuals directly involved in the manufacturing of our products, as well as warehouse and operations supervisory personnel. Certain positions within our organization require industry specific technical knowledge. Our manufacturing personnel currently work in one shift as needed at our Brooklyn Park facility.

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

As of September 30, 2025, we had contracted for approximately 375 personnel in the Mexico facility through a Maquiladora agreement. The manufacturing personnel contracted through the Maquiladora are covered by a customary local collective bargaining agreement with the company that provides the personnel and other services to the Mexico facility.

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

Further, the costs to obtain certain raw materials and supplies, such as fiber, are subject to price fluctuations, which may be substantial, because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Further, new or increased tariffs may be imposed by governments on imports from other countries that are the single- or limited-source of our materials and components. Tariffs increase the cost of the materials and components that go into making our products, but we are generally unable to pass some or all of these increased costs to our customers. Accordingly, these increased costs adversely impact the gross margin that we earn on our products. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.

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

Changes in trade policy in the U.S. and other countries may adversely affect our business and results of operations.

Changes in trade policy, including the imposition of new, increased, or retaliatory tariffs by the U.S. or foreign governments, may increase the cost of raw materials and components imported from other countries, leading to higher production costs and product pricing to the extent those increased costs are offset through price increases to our customers (which may result in declines in sales); disrupt established supply chains, forcing the Company to find new suppliers or relocate production, which could be time-consuming and costly; limit the attractiveness of certain geographic markets for our products and, in turn, result in reduced sales; lower profitability; result in uncertainty related to planning long-term investments and strategies; and have other competitive effects. While the changes in trade policy and tariffs introduced by the U.S. and foreign governments in 2025 did not materially adversely impact our fiscal year 2025 results, the extent to which new, increased, or retaliatory tariffs may adversely affect our business and results of operations is uncertain, difficult to predict and dependent on a number of factors, including the extent and duration of the tariffs, any reversal or suspension of the tariffs, changes in the scope and rates of the tariffs, the availability of exemptions from the tariffs, and our ability to successfully implement measures to mitigate the impact of the tariffs.

Inflationary price pressures and uncertain availability of components, raw materials, labor and logistics used by us, and our suppliers could negatively impact our profitability.

Increases in the price of raw materials, labor and other components utilized in the production of our products, along with logistics and other related costs, may lead to higher production and shipping costs for our products. Additionally, increasing global demand for, and uncertain supply of, such materials could disrupt our ability to obtain such materials in a timely manner to meet our supply needs and could lead to increased costs. An increase in the cost of inputs needed to produce our products could lead to higher costs and could negatively impact our results of operation, future profitability, and ability to meet customer demand. Passing along these increased prices to our customers, where possible, to offset the impact of higher costs may cause certain customers to cancel, push out, or refrain from purchasing our products, which could negatively impact demand for our products, and therefore also negatively impact our results of operations and future profitability.

A significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us.

Our customer base includes direct customers, OEMs, and distributors. For fiscal year 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 18% and 13% of net sales, respectively. Both of these customers are distributors.

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

We rely on effective management information systems, including our enterprise resource planning (“ERP”) software, for critical business operations and to support strategic business decisions. We rely on our ERP system to support such important business operations such as processing sales orders and invoicing, manufacturing, shipping, inventory control, purchasing and supply chain management, human resources, and financial reporting. We also rely on management information systems to produce information for business decision-making and planning. If we are unable to maintain our management information systems, including our IT infrastructure, to support critical business operations and to produce information for business decision-making activities, we could experience a material adverse impact on our business or an inability to timely and accurately report our financial results.

Our IT systems may also be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions, cyber-attack or other security breach results in a loss or damage to our data, or inappropriate use or disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may be subject to risks associated with acquisitions, and the risks could adversely affect future operating results.

We monitor our product portfolio and business and customer trends. In response, we have made and may continue to make acquisitions. The success of our acquisitions will depend on our ability to successfully identify and properly value suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions, and integrate the acquired businesses into our existing business. We cannot ensure that the expected benefits of any acquisition will be realized or will be realized within the time frames we expect. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could impact our operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns, or which are otherwise not recoverable as an adjustment to the purchase price. The price we pay for a business or product line may exceed the value we realize, and we cannot provide assurance that we will obtain the expected revenues, anticipated synergies, and strategic benefits of any acquisition within the time we expect or at all. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could negatively impact our financial results. For the year ended September 30, 2025, we recorded an impairment charge of $2,022,000 related to the impairment of goodwill and $13,078,000 related to the impairment of the long-lived assets of the Nestor Cables business, which we acquired in July 2022 and disposed of on November 11, 2025. The total impairment charge, inclusive of estimated transaction costs, is reflected within Loss from impairment of discontinued operations before income taxes in the consolidated statements of earnings for the year ended September 30, 2025.

If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, or if acquired businesses do not perform as anticipated, our financial results could be materially and adversely affected. The risks inherent in pursuing or completing an acquisition include:

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

Our business, including global supply chain, is affected by global economic conditions and geopolitical issues. Geopolitical issues, such as the Russian invasion of Ukraine, the Israel-Hamas war, the U.S.-China rivalry, rising trade protectionism, economic sanctions and other global conflicts, have resulted in increasing global tensions, rising energy costs and creates uncertainty for our global supply chain. Sustained or worsening global economic conditions and geopolitical issues may disrupt or increase our cost of doing business and otherwise disrupt and delay our supply chain operations. These factors could negatively affect the cost and supply of components needed for our products, our ability to ship products to customers and ultimately impact our business, financial condition, and result of operations.

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

Natural disasters, extreme weather events and other catastrophic events such as flooding, tornadoes, hurricanes, unusually heavy precipitation, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest, pandemics or other health crises could increase the cost of doing business or otherwise harm our operations, our suppliers and our customers. Such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and deliver products to our customers.

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

Our business is dependent upon capital spending by broadband service providers, and any delay, reduction or cancellation in capital spending by broadband service providers could adversely affect our business.

Our business is dependent upon capital spending by broadband service providers for constructing, expanding, upgrading, rebuilding, and maintaining fiber-based networks for residential homes, businesses, and network infrastructure in the wireline and wireless access network. Capital spending in the broadband communications industry is cyclical, sporadic among individual broadband service providers, and can be delayed, reduced or cancelled on short notice, giving us limited visibility into changes in spending behavior in any particular period. We have experienced significant reductions in capital spending by broadband service providers in the past, which negatively impacted our results of operations, and we may experience significant fluctuations in capital spending by broadband service providers in the future. The timing and amount of capital spending in the broadband communications industry may be affected by a variety of factors, including but not limited to general economic and market conditions, customer-specific financial conditions or budget allocation decisions, seasonality of outdoor deployments, access to and timing of government funding programs, changes in consumer spending, the timing and adoption of new technologies, consumer and commercial demand for broadband services, competing technologies, competitive pressures, government regulations, industry consolidation, and changes in customer preferences or requirements. Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in lower spending among our customers and target customers in the broadband service provider industry. Within the broadband service provider industry, our customer segments may be more or less affected by these factors in any given period. Our ability to maintain or increase revenues in the future will depend on the financial health and continued growth of the broadband communications industry. If the broadband service providers do not maintain or increase spending or do not select our products for their fiber-based deployments, the market for our products may not grow or may grow more slowly than we expect, either of which would significantly adversely affect our business, results of operations, or financial condition.

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

For example, programs like the Connect America Fund (CAF), which provides a capital expenditure subsidy for the build-out of the country’s broadband network, the Rural Digital Opportunity Fund (RDOF), which provides a capital expenditure subsidy for the support of high-speed broadband networks in rural America, and the Broadband Equity, Access and Deployment (BEAD) program, among others, which will provide funding for broadband deployment, mapping and adoption projects in unserved and underserved areas in the United States, its territories, and the District of Columbia, may subsidize or encourage spending by our customers or prospective customers on capital spending projects that utilize our products. Customers may seek to time or otherwise adjust their technology or network expansion projects to the availability of subsidies under these or other programs, which will affect the timing and size of orders for our products. Additionally, these government programs may be subject to significant timing, funding and other uncertainties, which also may change with different state and federal administrations, that make it challenging for us to accurately forecast the subsidies or other supports to our customers or the degree to which customers may undertake capital spending on projects that utilize our products. In addition, other universal service reforms scheduled to begin in the coming years will eliminate subsidies that carriers have traditionally relied upon to support service in high-cost, rural areas. Changes in government programs in our industry or uncertainty regarding future changes could adversely impact our customers’ or prospective customers’ decisions regarding timing and amounts of capital spending, which could decrease demand for our products, delay orders or result in pricing pressure from these customers.

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

We believe that our future growth depends in part upon our ability to manage our international operations and increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability, unexpected changes in diplomatic and trade relationships, and a complex system of commercial and trade laws, regulations, and policies, including those related to tariffs, data privacy, trade compliance, anti-corruption, and anti-bribery. Currency fluctuations may also increase the cost of our international operations and increase the relative price of our product in international markets and thereby cause our products to become less affordable or less price competitive than those of international manufacturers. These risks associated with international operations may have a material adverse effect on our revenue from or costs associated with international operations or sales.

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

Our cybersecurity program is integrated into our overall risk management processes. Key elements of our cybersecurity risk management program include, among others:

●	Ongoing cybersecurity training and testing for all employees;
●	Regular patching, vulnerability scanning, penetration testing, and network monitoring;
●	Robust IT infrastructure to help reduce opportunities for adverse exploitation;
●	Operational processes that reinforce cybersecurity policies and IT controls;
●	Regular audits to assess our cybersecurity posture, maturity, and progress;
●	A cybersecurity incident response plan operationalized in a governance, risk, and compliance (“GRC”) platform; and
●

A third-party risk management process for enterprise software vendors that includes reviewing System and Organization Control 1 and 2 (SOC 1 and SOC 2) reports and onboarding and maintenance processes for suppliers that include cybersecurity assessments.

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

Governance

Our Board of Directors includes cybersecurity risk as part of its overall risk oversight function, and has delegated to our Audit Committee responsibility for overseeing, reviewing and discussing with management: (i) our cybersecurity, information technology and data security risks and threats; (ii) the potential impact of those risks and threats on our business, operations, and reputation; and (iii) management’s processes, procedures and actions to identify, assess, monitor, mitigate, and remediate such risks and threats. Our Chief Information Officer, who reports to our Chief Executive Officer, provides the Board and the Audit Committee regular reports and assessments on our cybersecurity program and material cybersecurity risks. In addition, our Chief Information Officer updates the Board and the Audit Committee, as appropriate, regarding significant cybersecurity incidents should they occur.

A cybersecurity incidence response team comprised of key function heads and personnel, including IT, Finance, Legal, and Human Resources, provides operational support for clarifying and acting on cybersecurity issues, including decision-making around materiality, escalation and disclosure. Our cybersecurity program is principally managed by our Information Security Manager, who reports to our Chief Information Officer. Together, our Information Security Manager and our Chief Information Officer have over 50 years of experience in IT, including developing, implementing, and operating IT controls. Our Chief Information Officer and our Information Security Manager manage cybersecurity risks by continually working to reduce risks, respond appropriately to incidents, and invest in hardening our attack surface to improve our cybersecurity posture. Our GRC platform is designed to provide reliability in identifying, tracking, and mitigating cybersecurity risks. We also engage third party assessors, consultants, and auditors to extend internal team capabilities and support our cybersecurity program, including engaging a cybersecurity service provider that provides 24/7 continuous managed detection and response services.

ITEM 2.            PROPERTIES

Clearfield leases an 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota, consisting of corporate offices, manufacturing, and warehouse space.

The Company indirectly leases an approximately 318,000 square foot office, manufacturing and warehouse facility in Tijuana, Mexico that operates as a Maquiladora.

Clearfield leases a 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota.

We believe our facilities are in satisfactory condition, suitable for their respective uses, and generally adequate to meet current needs.

Please see Note 9. Leases in the consolidated financial statements for further details regarding the terms of our leases.

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

Number of Holders of Common Stock

There were 284 holders of record of our common stock as of September 30, 2025.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations, continued organic growth, and potential future strategic transactions, as well as execution of the repurchase program described below, and do not intend in the foreseeable future to pay cash dividends on our common stock.

Stock Performance Graph

The following graph shows a comparison of the 5-year cumulative total return on Clearfield, Inc.’s common stock relative to the Standard & Poor’s 500 Stock Index (S&P500 Index), which the Company has selected as a broad market index, and The Standard & Poor’s 1500 Communications Equipment Index (S&P 1500 Communications Equipment Index), which the Company has selected as a published industry index. The graph assumes an investment of $100 (with reinvestment of all dividends) is made in the Company’s common stock and in each index on September 30, 2020, and its relative performance is tracked through September 30, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024	September 30, 2025
Clearfield, Inc.	$100.00	$218.89	$518.79	$143.43	$193.16	$170.45
S&P 500 Index	100.00	128.09	106.62	127.51	171.35	198.88
S&P 1500 Communications Equipment Index	100.00	140.49	114.35	149.69	168.77	243.06

Issuer Repurchases

On April 30, 2024, the Company’s board of directors increased the Company’s share repurchase program from $40,000,000 to $65,000,000 commencing May 7, 2024, and continuing for an indefinite period or until terminated by the board of directors. During the year ended September 30, 2025, the Company repurchased 550,766 shares for approximately $16,530,000. As of September 30, 2025, we have repurchased an aggregate of 2,280,546 shares for approximately $56,607,000 leaving approximately $8,393,000 available within our $65,000,000 stock repurchase program. The repurchase program does not obligate Clearfield to repurchase any particular amount of common stock during any period. The repurchases will be funded by cash on hand.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2025 by month and the average price paid per share:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2025	-	$-	-	$8,393,000
August 1-31, 2025	-	-	-	8,393,000
September 1-30, 2025	-	-	-	8,393,000
Total	-	$-	-	$8,393,000

(1)	On April 30, 2024, the Company’s board of directors increased the share repurchase program to an aggregate of $65 million from the prior $40 million commencing May 7, 2024.

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

ITEM 6.            [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Statements made in this Annual Report on Form 10-K, in the Company’s other SEC filings, in press releases and in oral statements, that are not statements of historical fact are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward-looking statements. The words “believes,” “expects,” “anticipates,” “seeks,” “may,” “will,” “plan,” “aim,” “project,” “target,” “intend,” “estimate,” “should,” “could,” “outlook,” “continue,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied by the forward-looking statements include those risks described in Part I, Item 1A “Risk Factors.”

Overview of Business: Clearfield designs, manufactures, and distributes fiber optic management, protection, and delivery products for communications networks. Its “fiber to the anywhere” platform serves the unique requirements of leading broadband service providers in the United States, which include Community Broadband, Large Regional Service Providers, National Carriers, and Multiple System Operators (“MSOs” or “cable TV”), while also serving the broadband needs of the International markets, primarily in Canada, the Caribbean, Central/South America and Mexico. These customers are collectively included in the category of Broadband Service Providers. The Company’s sales channels include direct to customer and through distribution partners. The Company’s products are sold by its sales employees and independent sales representatives.

Results of Operations

The Company’s reportable segment is based on the Company’s method of internal reporting. The internal reporting of the operating segment is defined based, in part, on the reporting and review process used by the Company’s Chief Executive Officer, also known as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates as one reportable segment.

On November 11, 2025, the Company completed the sale of its Nestor Cables business, which was previously reported as the Nestor Cables Operating Segment. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of the Nestor Cables business are reported in our consolidated financial statements as discontinued operations. Following the sale of the Nestor Cables business, the continuing operations of the Company comprise one operating segment and one reportable segment.

Reported below are the results of operations for the Company’s continuing operations unless otherwise stated.

Year ended September 30, 2025, compared to year ended September 30, 2024

The Company’s net sales for fiscal year 2025 increased 20%, or $24,566,000, to $150,134,000 from net sales of $125,568,000 in fiscal year 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 3% and 2% of net sales for the years ended September 30, 2025, and 2024, respectively.

The increase in net sales for fiscal year 2025 of $24,566,000 compared to fiscal year 2024 is attributable to increased demand across the Company’s core markets. Sales to the Community Broadband market increased 1%, or $767,000, from $66,005,000 in fiscal year 2024 to $66,772,000 in fiscal year 2025. Sales to Clearfield’s MSO/Cable TV market increased 38%, or $8,864,000 from $23,487,000 in fiscal year 2024 to $32,351,000 in fiscal year 2025. Sales to the Large Regional market increased 58% to $33,706,000 from $21,293,000 in fiscal year 2024. Sales to National Carriers increased 11%, or $976,000, from $8,767,000 in fiscal year 2024 to $9,743,000 in fiscal year 2025.

Cost of sales for fiscal year 2025 was $99,597,000 compared to $99,721,000 in fiscal year 2024. Gross profit increased 96%, or $24,690,000, from $25,847,000 for fiscal year 2024 to $50,537,000 for fiscal year 2025. Gross profit percent was 33.7% in fiscal year 2025 compared to 20.6% for fiscal year 2024. The improvement in gross margin was due to increased volumes resulting in improved absorption of manufacturing overhead, as well as lower excess inventory charges of $10,074,000 in fiscal year 2025, reflecting improved inventory utilization and beneficial recoveries from inventory previously written down.

Selling, general and administrative expenses for fiscal year 2025 was $48,419,000, an increase of $3,338,000, or 7%, compared to $45,081,000 for fiscal year 2024. The increase was due to higher wages and performance-based compensation of $3,164,000.

Income from continuing operations for fiscal year 2025 was $2,118,000 compared to a loss from continuing operations of $19,234,000 for fiscal year 2024. The increase in income is attributable to increased sales and gross profit from higher customer demand and improved gross profit margin, partially offset by higher selling, general and administrative expenses as described above.

Net investment income in fiscal year 2025 was $6,549,000 compared to $7,472,000 for fiscal year 2024. The decrease in interest income is due to lower interest rates earned, partially offset by a higher average investments balance for the year ended September 30, 2025. The Company invests its excess cash primarily in Federal Deposit Insurance Company (“FDIC”) backed bank certificates of deposit, United States (“U.S.”) treasury securities, and money market funds and accounts. We expect interest income to decrease slightly in fiscal year 2026 due to lower expected market interest rates.

Income tax expense for fiscal year 2025 was $2,357,000 compared to income tax benefit of $3,248,000 for fiscal year 2024. The increase in tax expense of $5,605,000 from the year ended September 30, 2024, is due to the increase in pretax book income for fiscal year 2025. The income tax expense rate decreased to 27.2% for fiscal year 2025 from 27.6% for fiscal year 2024 due to changes in state tax, foreign tax and increased section 162(m) deduction. Our provision for income taxes includes current U.S. federal and state current and deferred tax expense.

Net income from continuing operations for fiscal year 2025 was $6,310,000 or $0.45 per basic and diluted share compared to net loss of $8,514,000 or $(0.58) per basic and diluted share for fiscal year 2024.

Net loss from discontinued operations for fiscal year 2025 was $3,947,000 or $(1.03) per basic and diluted share compared to net loss of $3,939,000 or $(0.27) per basic and diluted share for fiscal year 2024. Net loss from impairment of discontinued operations for fiscal year 2025 was $10,413,000. See Note 11 for further details regarding the impairment charges related to the Nestor Cables business.

Year ended September 30, 2024, compared to year ended September 30, 2023

The Company’s net sales for fiscal year 2024 decreased 44%, or $100,154,000, to $125,568,000 from net sales of $225,722,000 in fiscal year 2023. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 2% and 3% of net sales for the years ended September 30, 2024, and 2023, respectively.

The decrease in net sales for fiscal year 2024 of $100,154,000 compared to fiscal year 2023 is attributable to decreased demand across the Company’s core markets. Sales to the Community Broadband market decreased 41%, or $45,703,000, from $111,708,000 in fiscal year 2023 to $66,005,000 in fiscal year 2024. Sales to Clearfield’s MSO/Cable TV market decreased 49%, or $22,182,000, from $45,669,000 in fiscal year 2023 to $23,487,000 in fiscal year 2024. Sales to the Large Regional market decreased 57% or $28,596,000, to $21,293,000 in fiscal 2024 from $49,889,000 in fiscal 2023. Sales to National Carriers decreased 2%, or $187,000, from $8,954,000 in fiscal year 2023 to $8,767,000 in fiscal year 2024. The decrease in sales to these customers was due to a lull in demand for fiber connectivity products as customers digest their larger than normal inventory levels built up during the pandemic which were purchased over the previous years.

Cost of sales for fiscal year 2024 was $99,721,000, a decrease of $46,144,000, or 32%, from $145,865,000 in fiscal year 2023. Gross profit decreased 68%, or $54,010,000, from $79,857,000 for fiscal year 2023 to $25,847,000 for fiscal year 2024. The decrease in gross profit was due to lower net sales and lower gross profit margin in fiscal year 2024. Gross profit percent was 20.6% in fiscal year 2024 compared to 35.4% for fiscal year 2023. Gross profit margin was negatively affected by unabsorbed overhead in our manufacturing facilities due to lower levels of demand. The Company’s gross profit was also negatively impacted by an increase in inventory write-downs of $4,748,000 during the fiscal year ended September 30, 2024. Inventory write-downs are primarily due to excess inventory due to the lull in demand while customers draw down their existing products previously purchased during the period of long lead time supply chain created by the pandemic. The Company expects to operate at gross profit percentage levels at or below these levels for several quarters until revenue levels increase, which is expected to bring improved margins.

Selling, general and administrative expense for fiscal year 2024 was $45,081,000, an increase of $2,801,000, or 7%, compared to $42,280,000 for fiscal year 2023. The increase was due to increased performance-based compensation of $1,395,000, increased stock-based compensation of $819,000, and increased professional fees of $1,086,000.

Loss from continuing operations for fiscal year 2024 was $19,234,000 compared to income from continuing operations of $37,577,000 for fiscal year 2023. The decrease is attributable to lower sales and gross profit due to excess supply of fiber products and also higher unabsorbed overhead related to expanded manufacturing capacities.

Net investment income in fiscal year 2024 was $7,472,000 compared to $5,199,000 for fiscal year 2023. The increase in interest income is due to a higher average investments balance and higher interest rates earned for the year ended September 30, 2024. The higher overall investments balance is a result of the Company’s capital raise of approximately $130,000,000 completed late in the first fiscal quarter of 2023 and cash generated from operations in fiscal 2024. The Company invests its excess cash primarily in Federal Deposit Insurance Company (“FDIC”) backed bank certificates of deposit, United States (“U.S.”) treasury securities, and money market funds and accounts.

Income tax benefit for fiscal year 2024 was $3,248,000 compared to income tax expense of $8,883,000 for fiscal year 2023. The decrease in tax expense of $12,131,000 from the year ended September 30, 2023, is due to the decrease in pretax book income for fiscal year 2024. The increase in the income tax expense rate to 27.6% for fiscal year 2024 from 20.9% for fiscal year 2023 is due to changes in state tax, foreign tax and decreased excess tax benefits from stock option exercises and restricted stock vesting, resulting in a shortfall in the current period. Our provision for income taxes includes current U.S. federal, state and foreign current and deferred tax expense.

Net loss from continuing operations for fiscal year 2024 was $8,514,000 or $(0.58) per basic and diluted share compared to net income of $33,723,000 or $2.25 per basic and diluted share for fiscal year 2023.

Net loss from discontinued operations for fiscal year 2024 was $3,939,000 or $(0.27) per basic and diluted share compared to net loss of $1,190,000 or $(0.08) per basic and diluted share for fiscal year 2023.

Liquidity and Capital Resources

As of September 30, 2025, the Company had combined consolidated balances of cash, cash equivalents, short-term and long-term investments of $165,799,000 compared to $153,478,000 as of September 30, 2024. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of September 30, 2025. The line of credit is secured by certain of the Company’s U.S. assets and matures April 25, 2026. We are in compliance with the debt covenants related to the line of credit. Our excess cash is invested mainly in certificates of deposit backed by the FDIC, U.S. Treasury securities, and money market funds. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit, provide a more accurate indication of our available liquidity.

We believe our existing cash equivalents and short-term investments, along with cash flow from operations and line of credit, will be sufficient to meet our working capital and investment requirements beyond the next 12 months. The Company intends on utilizing its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as execution of the share repurchase program adopted by our board of directors, as detailed above.

Operating Activities

Net cash provided by operations for the fiscal year ended September 30, 2025, totaled $26,553,000. Cash provided by operations included net income from continuing operations of $6,310,000 for the fiscal year ended September 30, 2025, non-cash income and expenses for depreciation and amortization of $6,121,000, stock-based compensation of $4,597,000, increase of $4,244,000 in deferred tax assets, amortization of discount on investments of $1,777,000 in addition to changes in operating assets and liabilities providing and using cash. Changes in operating assets and liabilities providing cash include a decrease in net inventories of $13,643,000, a decrease in other assets of $173,000, and an increase in accounts payable and accrued expenses of $5,562,000, due to timing of payments. The decrease in inventory is due to lower inventory purchases during fiscal year 2025 as the Company utilized inventory on hand to fulfill customer orders to support sales demand. Changes in operating assets and liabilities using cash include an increase in accounts receivable of $3,548,000. The increase in accounts receivable is due to higher net sales in fiscal 2025 compared to the prior year. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased five days from 35 to 40 from September 30, 2024, to September 30, 2025.

Net cash provided by operations for the fiscal year ended September 30, 2024, totaled $17,770,000. Cash provided by operations included net loss from continuing operations of $8,514,000 for the fiscal year ended September 30, 2024, non-cash income and expenses for depreciation and amortization of $5,924,000, stock-based compensation of $4,375,000, amortization of discount on investments of $4,406,000, in addition to changes in operating assets and liabilities using cash. Changes in operating assets and liabilities providing cash include a decrease in net inventories of $26,458,000, a decrease in accounts receivable of $6,473,000, and an increase in accounts payable and accrued expenses of $264,000. The decrease in inventory is due to lower inventory purchases during fiscal year 2024 as the Company utilized inventory on hand to fulfill customer orders to support sales demand, as well as higher excess inventory charges taken in fiscal year 2024. The decrease in accounts receivable is due to lower net sales in fiscal 2024 compared to the prior year. DSO decreased 12 days from 47 to 35 from September 30, 2023 to September 30, 2024. Changes in operating assets and liabilities using cash include an increase in other assets of $9,456,000. The increase in other assets is related to prepaid expenses including value added taxes related to cross border inventory transfers.

Net cash provided by operations for the fiscal year ended September 30, 2023, totaled $24,596,000. Cash provided by operations included net income from continuing operations of $33,723,000 for the fiscal year ended September 30, 2023, non-cash expenses for depreciation and amortization of $4,595,000, stock-based compensation of $3,578,000, amortization of discount on investments of $3,512,000, in addition to changes in operating assets and liabilities using and providing cash. Changes in operating assets and liabilities using cash include an increase in net inventories of $11,145,000 and a decrease in accounts payable and accrued expenses of $27,425,000. The increase in inventory is a result of additional stocking levels to support the Company’s anticipated customer demand, as well as stocking of long lead time components to limit manufacturing delays due to raw material component shortages and supply chain delays experienced during the pandemic. The decrease in accounts payable is due to lower purchasing activity of inventory near the end of the period in response to lower demand from customers, as well as lower performance-based compensation accruals as of September 30, 2023. Also, changes in operating assets and liabilities providing cash include a decrease in accounts receivable of $27,090,000, due to lower net sales in the Company’s fourth quarter of fiscal 2023 compared to the prior year. DSO remained consistent as it decreased two days from 49 to 47 from September 30, 2022, to September 30, 2023.

Net cash provided by operating activities of discontinued operations for the fiscal year ended September 30, 2025, totaled $2,897,000. Cash provided by operations included net loss from discontinued operations of $3,947,000, non-cash income and expenses for depreciation and amortization of $1,351,000, deferred tax assets of $5,788,000, and stock-based compensation of $451,000, in addition to changes in operating assets and liabilities using cash of $746,000. Net cash provided by operating activities of discontinued operations for the fiscal year ended September 30, 2024, totaled $4,453,000. Cash provided by operations included net loss from discontinued operations of $3,939,000, non-cash income and expenses for depreciation and amortization of $1,478,000, deferred tax assets of $721,000, and stock-based compensation of $267,000, in addition to changes in operating assets and liabilities providing cash of $7,369,000. Net cash used in operating activities of discontinued operations for the fiscal year ended September 30, 2023, totaled $6,172,000. Cash used in operations included net loss from discontinued operations of $1,190,000 and non-cash expenses for depreciation and amortization of $1,456,000, in addition to changes in operating assets and liabilities using cash of $6,328,000.

Investing Activities

We invest our excess cash in money market accounts, U.S. Treasury securities, money market funds, and bank certificates of deposit in denominations across numerous banks. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. For the fiscal year ended September 30, 2025, the Company received proceeds from maturities of investments of $115,866,000 and used cash to purchase $119,074,000 of investments in certificates of deposit below FDIC insured levels and U.S. Treasuries. The Company used $4,743,000 in cash to purchase fixed and intangible assets. The Company received proceeds from the sale of inventory and property, plant and equipment of $900,000 related to the Company’s former build-to-print copper cable assemblies business. The result is cash used in investing activities of $7,048,000 in fiscal year 2025. In fiscal year 2026, the Company intends to continue investing in necessary information technology, manufacturing equipment, and facility needs.

For the fiscal year ended September 30, 2024, the Company received proceeds from maturities of investments of $162,064,000 and used cash to purchase $159,393,000 of investments in certificates of deposit below FDIC insured levels and U.S. Treasuries. The Company used $7,985,000 in cash to purchase fixed and intangible assets. The result is cash used in investing activities of $5,269,000 in fiscal year 2024.

For the fiscal year ended September 30, 2023, the Company received proceeds from maturities of investments of $107,060,000 and used cash to purchase $210,923,000 of investments in certificates of deposit below FDIC insured levels and U.S. Treasuries. The Company used $7,439,000 in cash to purchase fixed and intangible assets. The result is cash used in investing activities of $111,302,000 in fiscal year 2023.

Net cash used in investing activities of discontinued operations for the fiscal years ended September 30, 2025, 2024, and 2023 totaled $1,796,000, $1,627,000, and $945,000, respectively, driven by cash used to purchase fixed and intangible assets.

Financing Activities

For the fiscal year ended September 30, 2025, the Company used cash to repurchase $16,530,000 of our common stock on the open market under our stock repurchase program. In connection with the stock repurchase, the Company paid $123,000 of U.S. Federal excise taxes during fiscal year 2025. We received $595,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company used $689,000 related to share withholding for exercise and taxes associated with the issuance of common stock upon cashless exercise of stock options. The Company also used cash of $494,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash used for financing activities during fiscal year 2025 was $17,241,000.

For the fiscal year ended September 30, 2024, the Company used cash to repurchase $33,374,000 of our common stock on the open market under our stock repurchase program. In connection with the stock repurchase, the Company accrued $316,000 of U.S. Federal excise taxes to be paid during fiscal year 2025. We received $586,000 from employees’ purchase of stock through our Employee Stock Purchase Plan (“ESPP”). The Company also used cash of $493,000 to pay for taxes as a result of employees’ vesting of restricted shares using share withholding. As a result, the net cash used for financing activities during fiscal year 2024 was $33,289,000.

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

Net cash provided by financing activities of discontinued operations for the fiscal year ended September 30, 2025, totaled $3,000,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables. Net cash used in financing activities of discontinued operations for the fiscal year ended September 30, 2024, totaled $3,617,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables. Net cash provided by financing activities of discontinued operations for the fiscal year ended September 30, 2023, totaled $1,586,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables.

Operating Leases

We have entered into various non-cancelable operating lease agreements for office equipment at our office and manufacturing spaces in Minnesota and Mexico expiring at various dates through April 2029. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Please see Note 9. Leases in the consolidated financial statements for further details regarding the terms of our leases.

Critical Accounting Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our sales, income from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of sales, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

●    Stock-based compensation

●    Impairment of long-lived assets, intangible assets and goodwill

●    Valuation of inventory

Stock-Based Compensation

We measure stock-based compensation expense for all share-based payment awards granted to employees and directors based on the fair value of those awards on the grant date. The determination of fair value includes estimates of the fair value of our common stock. These estimates impact the amount of compensation expense recognized over the requisite service period of the award. For restricted stock awards and performance stock units (PSUs), fair value is determined using the closing market price of our common stock on the grant date. For PSUs, we also make judgments regarding the probability of achieving performance targets, which can significantly affect the timing and amount of expense recognized. For stock options, we use the Black-Scholes option-pricing model to estimate fair value. The use of this model requires the input of subjective assumptions such as, expected volatility, expected term, risk-free interest rate, and expected dividend yield. The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future. Forfeitures for both option and restricted stock grants are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.

Changes in any of the above assumptions could materially affect the amount of stock-based compensation expense recorded in future periods. We periodically review our valuation assumptions and update them as necessary. If actual results differ significantly from our estimates or if we modify the underlying assumptions, the amount of stock-based compensation expense could differ materially from the amounts currently recognized or disclosed.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

The Company’s long-lived assets as of September 30, 2025, consisted primarily of property, plant and equipment, right of use lease assets, patents, intangibles, and goodwill. The Company reviews the carrying amount of its property, plant and equipment, right of use lease assets, and intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

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

No impairment of the goodwill or intangible assets related to continuing operations has occurred during the years ended September 30, 2025, 2024, and 2023, respectively. Refer to Note 11 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business.

Valuation of Inventory

The Company maintains a material amount of inventory to support its manufacturing operations and customer demand. This inventory is stated at average cost, subject to the lower of cost or net realizable value. The determination of the valuation of inventory requires management to make significant estimates and judgments about future product demand, product life cycles, and the recoverability of inventory costs.

We evaluate inventory levels on a quarterly basis, considering factors such as historical usage, forecasted demand, production lead times, and product aging. When actual demand differs from our expectations, we may be required to record additional write-downs or, conversely, recognize a reduction in previously established write-downs once the product is sold. Because of the inherent uncertainty involved in forecasting future product demand and product life cycles, actual results could differ materially from these estimates.

Management believes the methodologies and assumptions used to estimate the valuation of inventory are appropriate and consistently applied; however, changes in product mix, customer demand, or technological obsolescence could materially impact future results of operations and financial condition.

Recently Adopted Accounting Pronouncements

Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

Refer to Note 1 to the Company’s consolidated financial statements for a discussion of new accounting pronouncements not yet adopted.

Quarterly Information

As a result of the retrospective changes associated with the sale of the Nestor Cables business, which are reflected as discontinued operations for all periods presented, the following table sets forth selected consolidated quarterly financial information that have been adjusted to reflect these presentation changes.

	Three Months Ended
(In thousands, except per share data)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net sales	$41,060	$38,755	$40,621	$29,698
Gross profit	$14,225	$13,676	$13,961	$8,675
Income (loss) from continuing operations before income taxes	$2,583	$3,115	$3,271	$(302)
(Loss) from discontinued operations before income taxes	$(17,367)	$(137)	$(1,488)	$(2,030)
Net (loss) income	$(9,077)	$1,606	$1,327	$(1,906)

Basic (loss) earnings per share:
Continuing operations	$0.13	$0.17	$0.18	$(0.02)
Discontinued operations	(0.78)	(0.06)	(0.09)	(0.11)
Basic (loss) earnings per share	$(0.65)	$0.11	$0.09	$(0.13)

Diluted (loss) earnings per share:
Continuing operations	$0.13	$0.17	$0.18	$(0.02)
Discontinued operations	(0.78)	(0.06)	(0.09)	(0.11)
Diluted (loss) earnings per share	$(0.65)	$0.11	$0.09	$(0.13)

	Three Months Ended
(In thousands, except per share data)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net sales	$36,197	$33,670	$27,600	$28,101
Gross profit	$9,635	$9,175	$2,313	$4,724
Income (loss) from continuing operations before income taxes	$(641)	$(445)	$(6,800)	$(3,876)
(Loss) from discontinued operations before income taxes	$(678)	$(280)	$(1,193)	$(2,343)
Net (loss) income	$(827)	$(447)	$(5,911)	$(5,268)

Basic (loss) earnings per share:
Continuing operations	$(0.01)	$(0.01)	$(0.34)	$(0.22)
Discontinued operations	(0.04)	(0.03)	(0.06)	(0.13)
Basic (loss) earnings per share	$(0.05)	$(0.04)	$(0.40)	$(0.35)

Diluted (loss) earnings per share:
Continuing operations	$(0.01)	$(0.01)	$(0.34)	$(0.22)
Discontinued operations	(0.04)	(0.03)	(0.06)	(0.13)
Diluted (loss) earnings per share	$(0.05)	$(0.04)	$(0.40)	$(0.35)

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its excess cash in bank certificates of deposit that are fully insured by the Federal Deposit Insurance Corporation and United States Treasury securities with terms of not more than five years, as well as money market funds. The fair value of these investments fluctuates subject to changes in market interest rates. As of September 30, 2025, and 2024, the Company had combined consolidated balances of cash, cash equivalents, short term, and long-term investments of $165,799,000 and $153,478,000, respectively.

Foreign Exchange Rates

The Company uses the U.S. dollar as its reporting currency. We do not hedge against foreign currency fluctuations.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of September 30, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of September 30, 2025.

Management’s internal control over financial reporting as of September 30, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Clearfield, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Clearfield, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clearfield, Inc. and subsidiary (the "Company") as of September 30, 2025, the related consolidated statements of earnings, comprehensive (loss) income, shareholders' equity, and cash flows, for the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the years ended September 30, 2024 and 2023, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 11 and changes in reportable segment disclosures discussed in Note 12 to the financial statements, were audited by other auditors whose report, dated November 15, 2024, expressed an unqualified opinion on those statements. We also have audited the adjustments to the 2024 and 2023 consolidated financial statements to retrospectively adjust for the changes related to discontinued operations and reportable segments in 2024 and 2023, as discussed in Note 11and Note 12 to the financial statements. Our procedures included (1) obtaining the Company's underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and reportable segments and comparing the retrospectively adjusted amounts per the 2024 and 2023 consolidated financial statements to such analysis and supporting documentation, (2) comparing previously reported amounts to the previously issued consolidated financial statements for such years, and (3) testing the mathematical accuracy of the accounting analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2024 or 2023 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 and 2023 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, Net – Inventory Reserves - Refer to Note 1 to the financial statements

Critical Audit Matter Description
Inventory is stated at average cost, subject to the lower of cost or net realizable value. The Company’s recorded inventory reserve balance was approximately $12.4 million at September 30, 2025. On a regular basis, the Company reviews its inventory and identifies inventory which is excess, slow moving, or obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. In estimating the excess, slow-moving and obsolete inventory reserve, management utilizes several inputs, including inventory turns of on-hand inventory, historical sales of inventory, order backlog, and historical write-off activity. Any identified excess, slow moving, and obsolete inventory is written down to its net realizable value through a charge to cost of sales. We identified the estimated inventory reserve for excess, slow-moving and obsolete inventory as a critical audit matter given the magnitude of inventories, coupled with the significant judgments necessary to estimate the expected product life and forecasted sales demand. Auditing such estimates required a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Inventories, Net – Inventory Reserves included the following, among others:

●	We tested the design and operating effectiveness of controls over management’s excess, slow-moving and obsolete inventory reserve estimate.
●

We compared actual write-off activity in the current year to the excess and slow-moving inventory reserve estimated by the Company in the prior year, to evaluate management’s ability to accurately estimate the excess and slow-moving inventory reserve.

●

We evaluated the appropriateness of and performed audit procedures over specified inputs supporting management’s excess, slow-moving and obsolete inventory reserve estimate, including the inventory turns of on-hand inventory, historical sales of inventory, order backlog and historical write-off activity.

●

We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and slow-moving inventory reserve, which included consideration of expected product life and forecasted sales demand.

●	We reperformed the calculation of the excess and slow-moving inventory reserve utilizing the inputs, assumptions, and methodology consistent with management’s estimate.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

November 25, 2025

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Clearfield, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clearfield, Inc. (the "Company") as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

November 25, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Clearfield, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited, before the effects of the adjustments to retrospectively apply the change in reportable segment disclosures described in Note 12 and assets held for sale and discontinued operations described in Note 11, the accompanying consolidated balance sheets of Clearfield, Inc. (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive (loss) income, shareholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in reportable segment disclosures described in Note 12 and assets held for sale and discontinued operations described in Note 11, present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We were not engaged to audit, review, or apply any procedures to the adjustments and related required disclosures regarding the effects of the adjustments to retrospectively apply the change in reportable segment disclosures described in Note 12 and assets held for sale and discontinued operations described in Note 11.

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

/s/ Baker Tilly, US, LLP

We served as the Company's auditor from 2013 to 2024.

Minneapolis, Minnesota

November 15, 2024

CLEARFIELD, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$21,493	$14,148
Short-term investments	84,484	114,825
Accounts receivables, net	17,991	13,843
Inventories, net	42,031	56,096
Prepaid and other current assets	11,152	10,528
Current assets held for sale	21,337	20,155
Total current assets	198,488	229,595
Property, plant and equipment, net	9,682	15,871
Long-term investments	59,822	24,505
Goodwill	4,709	4,709
Intangible assets, net	9,353	4,671
Right-of-use lease assets	8,420	10,957
Deferred tax asset	10,263	6,135
Other non-current assets	608	963
Non-current assets held for sale	4,828	17,869
Total assets	$306,173	$315,275

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of lease liability	$2,823	$2,532
Accounts payable	7,028	2,783
Accrued compensation	6,598	4,709
Accrued expenses	2,197	2,263
Current liabilities held for sale	17,957	12,065
Total current liabilities	36,603	24,352
Other liabilities
Long-term portion of lease liability	5,934	8,757
Non-current liabilities held for sale	7,473	6,403
Total liabilities	50,010	39,512

Shareholders’ equity
Preferred stock, $.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $.01 par value; 13,839,675 and 14,229,107 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	138	142
Additional paid-in capital	147,382	159,580
Accumulated other comprehensive income	1,731	1,079
Retained earnings	106,912	114,962
Total shareholders’ equity	256,163	275,763
Total Liabilities and Shareholders’ Equity	$306,173	$315,275

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2025	2024	2023
Net sales	$150,134	$125,568	$225,722

Cost of sales	99,597	99,721	145,865

Gross profit	50,537	25,847	79,857

Operating expenses
Selling, general and administrative	48,419	45,081	42,280
Income (loss) from continuing operations	2,118	(19,234)	37,577

Net investment income	6,549	7,472	5,199
Interest expense	-	-	(170)

Income (loss) from continuing operations before income taxes	8,667	(11,762)	42,606

Income tax expense (benefit)	2,357	(3,248)	8,883
Income (loss) from continuing operations, net of tax	6,310	(8,514)	33,723

(Loss) from discontinued operations, net of tax	(3,947)	(3,939)	(1,190)
(Loss) from impairment of discontinued operations, net of tax	(10,413)	-	-

Net (loss) income	$(8,050)	$(12,453)	$32,533

(Loss) earnings per share
Basic
Continuing operations	$0.45	$(0.58)	$2.25
Discontinued operations	(1.03)	(0.27)	(0.08)
Basic (loss) earnings per share	$(0.58)	$(0.85)	$2.17

Diluted
Continuing operations	$0.45	$(0.58)	$2.25
Discontinued operations	(1.03)	(0.27)	(0.08)
Diluted (loss) earnings per share	$(0.58)	$(0.85)	$2.17

Weighted average shares outstanding:
Basic	13,989,489	14,582,450	14,975,972
Diluted	13,989,489	14,582,450	15,012,527

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2025	2024	2023
Comprehensive (loss) income:
Net (loss) income	$(8,050)	$(12,453)	$32,533
Other comprehensive income, net of tax
Unrealized (loss) gain on available-for-sale investments	(8)	748	542
Unrealized gain on foreign currency translation	660	875	812
Total other comprehensive income	652	1,623	1,354

Total comprehensive (loss) income	$(7,398)	$(10,830)	$33,887

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

For the year ended September 30, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,580	$1,079	$114,962	$275,763
Stock based compensation expense	-	-	5,039	-	-	$5,039
Issuance of common stock under employee stock purchase plan	23	-	595	-	-	$595
Issuance of common stock under equity compensation plans, net	112	2	(2)	-	-	$-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(494)	-	-	$(494)
Exercise of stock options, net of shares exchanged for payment	44	-	(689)	-	-	$(689)
Repurchase of common stock	(551)	(6)	(16,647)	-	-	$(16,653)
Other comprehensive income	-	-	-	652	-	$652
Net loss	-	-	-	-	(8,050)	$(8,050)
Balance at September 30, 2025	13,840	138	$147,382	$1,731	$106,912	$256,163

For the year ended September 30, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163
Stock based compensation expense	-	-	4,641	-	-	4,641
Issuance of common stock under equity compensation plans, net	130	1	(1)	-	-	-
Issuance of common stock under employee stock purchase plan	24	-	586	-	-	586
Exercise of stock options, net of shares exchanged for payment	1	-	(9)	-	-	(9)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(16)	-	(493)	-	-	(493)
Repurchase of common stock	(1,164)	(12)	(33,362)	-	-	(33,374)
Adoption of new accounting pronouncement	-	-	-	-	79	79
Other comprehensive income	-	-	-	1,623	-	1,623
Net loss	-	-	-	-	(12,453)	(12,453)
Balance at September 30, 2024	14,229	$142	$159,580	$1,079	$114,962	$275,763

For the year ended September 30, 2023				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2022	13,818	$138	$54,539	$(1,898)	$94,803	$147,582
Stock-based compensation expense	-	-	3,578	-	-	3,578
Issuance of common stock under equity compensation plans, net	49	-	954	-	-	954
Issuance of common stock under employee stock purchase plan	13	-	611	-	-	611
Exercise of stock options, net of shares exchanged for payment	11	-	(491)	-	-	(491)
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(1,220)	-	-	(1,220)
Issuance of common stock, net	1,380	15	130,247	-	-	130,262
Other comprehensive income	-	-	-	1,354	-	1,354
Net income	-	-	-	-	32,533	32,533
Balance as of September 30, 2023	15,254	$153	$188,218	$(544)	$127,336	$315,163

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2025	2024	2023
Cash flows from operating activities (continuing)
Net (loss) income	$(8,050)	$(12,453)	$32,533
Loss from discontinued operations, net of tax	3,947	3,939	1,190
Loss from impairment of discontinued operations, net of tax	10,413	-	-
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,121	5,924	4,595
(Gain) loss on sale of assets	(284)	10	3
Amortization of premium and discount on investments, net	(1,777)	(4,406)	(3,512)
Deferred taxes	(4,244)	(3,358)	(2,002)
Stock-based compensation	4,597	4,375	3,578
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(3,548)	6,473	27,090
Inventories, net	13,643	26,458	(11,145)
Other assets	173	(9,456)	(309)
Accounts payable and accrued expenses	5,562	264	(27,425)
Net cash provided by operating activities (continuing)	26,553	17,770	24,596

Cash flows from investing activities (continuing)
Purchases of property, plant and equipment and intangible assets	(4,743)	(7,985)	(7,439)
Proceeds from sale of property and equipment	903	45	-
Purchases of investments	(119,074)	(159,393)	(210,923)
Proceeds from maturities of investments	115,866	162,064	107,060
Net cash used in investing activities (continuing)	(7,048)	(5,269)	(111,302)

Cash flows from financing activities (continuing)
Repayment of long-term debt	-	-	(16,700)
Proceeds from issuance of common stock under employee stock purchase plan	595	586	611
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(494)	(493)	(1,220)
Withholding related to exercise of stock options	(689)	(9)	(491)
Net proceeds from issuance of common stock	-	-	130,262
Issuance of stock under equity compensation plans	-	1	954
Repurchase of common stock	(16,653)	(33,374)	-
Net cash (used in) provided by financing activities (continuing)	(17,241)	(33,289)	113,416
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	2,897	4,453	(6,172)
Net cash used in investing activities	(1,796)	(1,627)	(945)
Net cash provided by (used in) financing activities	3,000	(3,617)	1,586
Net cash provided by (used in) discontinued operations	4,101	(791)	(5,531)

Effect of exchange rates on cash and cash equivalents	(97)	(81)	(2)
Net increase (decrease) in cash and cash equivalents	6,268	(21,660)	21,177
Change in cash held for sale	1,077	(19)	(1,011)
Cash and cash equivalents, beginning of period	14,148	35,827	15,661
Cash and cash equivalents, end of period	$21,493	$14,148	$35,827
Supplemental disclosures for cash flow information
Cash paid for income taxes	$1,670	$160	$12,760
Cash paid for interest	$-	$-	$170
Right of use assets obtained through lease liabilities	$-	$4,364	$-
Non-cash financing activities
Cashless exercise of stock options	$2,533	$19	$566

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business: Clearfield, Inc. (the “Company”) manufactures a broad range of fiber connectivity products to customers throughout the United States and internationally. Our continuing operations are comprised of one reportable segment.

On November 11, 2025, the Company completed the sale of its Nestor Cables business. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of this business are reported in our consolidated financial statements as held for sale/discontinued operations.

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

Revenue Recognition: Our revenue is comprised of the sale of our products to customers and is recognized when the Company satisfies its performance obligations under the applicable sales contract. A performance obligation is a promise in a sales contract to transfer a distinct product or service to a customer. Substantially all our sales contracts have a single performance obligation and are short term in nature. For those transactions where all performance obligations will be satisfied within one year or less, we apply the practical expedient outlined in ASC 606-10-32-18, which allows us not to adjust promised consideration for the effects of a significant financing component if we expect at contract inception that the period between when we transfer the promised products to a customer and when the customer pays for those products will be one year or less. We recognize revenue by transferring the promised products to the customer, in an amount that reflects the consideration we expect to receive in exchange for those products and services, with substantially all revenue recognized at the point in time when the customer obtains control of the products upon shipment. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of sales. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenue) basis.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents:
Cash, including money market accounts	$5,732	$3,770
Money market funds	15,761	10,378
Total cash and cash equivalents	$21,493	$14,148

The Company maintains cash balances at multiple financial institutions, and at times, such balances exceeded insured limits. The Company has not experienced any losses in such accounts.

Investments: The Company invests in certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and United States Treasury (“Treasuries”) securities with terms of not more than five years, as well as money market funds. The Company’s investment portfolio is classified as available-for-sale. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings.

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

Comprehensive (Loss) Income: Total comprehensive (loss) income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Comprehensive (Loss) Income and the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive income is composed of foreign currency translation effects and unrealized gains and losses on available-for-sale marketable debt securities. We use the individual item approach for releasing income tax effects from accumulated other comprehensive income.

Fair Value of Financial Instruments: The financial statements include the following financial instruments: cash and cash equivalents; investments; accounts receivable; and accounts payable. The Company estimates the fair value of investments as of the balance sheet date. All other financial instruments’ carrying values approximate fair values because of the short-term nature of the instruments.

Accounts Receivable: Credit is extended based on the evaluation of a customer’s financial condition and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. On October 1, 2023, the Company adopted the cumulative expected credit loss model (“CECL”). Upon adoption of CECL, the Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of September 30, 2025, the Company’s allowance for credit losses was $0.

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

(In thousands)	September 30, 2025	September 30, 2024
Raw materials	$37,993	50,193
Work-in-process	2,369	1,088
Finished goods	14,107	19,524
Inventories, gross	54,469	70,805
Inventory reserve	(12,438)	(14,709)
Inventories, net	$42,031	56,096

On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. A reserve is established to write-down the inventory to net realizable value for any identified excess, slow moving, and obsolete inventory through a charge to cost of sales. Inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly, if new products are not accepted by the market, or if products are end of life through life cycle management.

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

Estimated useful lives of the assets are as follows:

Years
Equipment	3 –15
Leasehold improvements	Shorter of remaining life of lease or 7-10
Vehicles	3

Property, plant and equipment consist of the following:

(In thousands)	September 30, 2025	September 30, 2024
Manufacturing equipment	$17,176	$17,073
Office equipment	4,457	4,040
Leasehold improvements	6,259	6,078
Vehicles	550	439
Construction in progress	2,464	6,287
Property, plant and equipment, gross	30,906	33,917
Less: Accumulated depreciation	(21,224)	(18,046)
Property, plant and equipment, net	$9,682	$15,871

Depreciation expense for the years ended September 30, 2025, 2024, and 2023 was $3,920,000, $4,528,000, and $3,623,000, respectively.

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

No impairment of the goodwill or intangible assets related to continuing operations has occurred during the years ended September 30, 2025, 2024, and 2023, respectively. Refer to Note 11 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business.

The changes in the carrying amount of goodwill for fiscal years 2025 and 2024 were as follows:

(In thousands)	Total
Balance as of September 30, 2023	$6,528
Currency translation effect on foreign goodwill balances	99
Balance as of September 30, 2024	$6,627
Currency translation effect on foreign goodwill balances	104
Nestor Cables goodwill impairment	(2,022)
Balance as of September 30, 2025	$4,709

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

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the U.S. Patent Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of September 30, 2025, the Company has 63 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite life intangible assets, most of which were acquired as a result of the acquisition of a portfolio of the active cabinet products from Calix, Inc. (“Calix”) during fiscal year 2018.

Finite life intangible assets as of September 30, 2025, and 2024 are as follows:

	September 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,902	$1,840
Certifications	8	1,068	1,017	51
Trademarks	8-10	563	537	26
Patents	20	1,443	278	1,165
Software	1-10	9,101	2,830	6,271
Totals		$15,917	$6,564	$9,353

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,653	$2,089
Certifications	8	1,068	884	184
Trademarks	8-10	563	466	97
Patents	20	1,288	219	1,069
Software	1-3	3,475	2,243	1,232
Totals		$10,136	$5,465	$4,671

Amortization expense related to these assets for the years ended September 30, 2025, 2024, and 2023 was $2,194,000, $1,380,000, and $970,000, respectively.

Our future estimated amortization expense for intangibles is as follows as of September 30, 2025:

(In thousands)	Estimated amortization expense
FY 2026	$1,588
FY 2027	1,195
FY 2028	989
FY 2029	901
FY 2030	694
Thereafter	3,986
Total	$9,353

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

Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. No impairment of the long-lived assets related to continuing operations occurred during the years ended September 30, 2025, 2024, or 2023, respectively. Refer to Note 11 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business.

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

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2025, and 2024, the Company did not have any unrecognized tax benefits. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

Share Repurchase Program: On April 30, 2024, the Company’s board of directors increased the Company’s share repurchase program from $40,000,000 to $65,000,000 commencing May 7, 2024, and continuing for an indefinite period or until terminated by the board of directors. During the year ended September 30, 2025, the Company repurchased 550,766 shares for approximately $16,530,000. As of September 30, 2025, we have repurchased an aggregate of 2,280,546 shares for approximately $56,607,000 leaving approximately $8,393,000 available within our $65,000,000 stock repurchase program The repurchase program does not obligate the Company to repurchase any particular amount of common stock during any period. The repurchases will be funded by cash on hand.

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

Research and Development Costs: Research and development costs amounted to $2,422,000, $3,000,000, and $3,115,000 for the years ended September 30, 2025, 2024, and 2023, respectively, and are charged to expense when incurred.

Advertising Costs: Advertising costs amounted to $355,000, $464,000, and $554,000 for the years ended September 30, 2025, 2024, and 2023, respectively, and are charged to expense when incurred.

(Loss) Earnings Per Share: Basic and diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and the weighted average number of dilutive shares outstanding, respectively.

Weighted average common shares outstanding for the years ended September 30, 2025, 2024, and 2023 were as follows:

Year ended September 30, (In thousands except share data)	2025	2024	2023
Net (loss) income	$(8,050)	$(12,453)	$32,533
Net income (loss) from continuing operations	6,310	(8,514)	33,723
Weighted average common shares	13,989,489	14,582,450	14,975,972
Dilutive potential common shares	-	-	36,555
Weighted average dilutive common shares outstanding	13,989,489	14,582,450	15,012,527
(Loss) earnings per share:
Basic
Continuing operations	$0.45	$(0.58)	$2.25
Discontinued operations	(1.03)	(0.27)	(0.08)
Basic (loss) earnings per share	$(0.58)	$(0.85)	$2.17
Diluted
Continuing operations	$0.45	$(0.58)	$2.25
Discontinued operations	(1.03)	(0.27)	(0.08)
Diluted (loss) earnings per share	$(0.58)	$(0.85)	$2.17

For the fiscal year ended September 30, 2025, 366,118 stock options, as well as 50,747 performance stock units were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive. For the fiscal year ended September 30, 2024, 364,104 stock options were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the fiscal year ended September 30, 2023, 243,749 stock options were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

During the year ended September 30, 2025, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances segment reporting by requiring additional disclosures, including disclosure of significant segment expenses, identification of the Chief Operating Decision Maker (CODM) and their use of segment profit or loss measures, and enhanced interim reporting requirements. The Company applied the guidance retrospectively to all periods presented. These changes did not impact the Company’s consolidated financial results but improved transparency for users of the financial statements. See Note 12 to the consolidated financial statements for further details.

New Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period starting October 1, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 addresses the disaggregation of income statement expenses and aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. ASU 2024-04 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating its disclosure approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the current stage-based capitalization model with a principles-based approach that permits capitalization of internal-use software costs once (1) management has authorized and committed to fund the project and (2) it is probable the project will be completed and the software will function as intended. Costs incurred while significant development uncertainty exists must be expensed as incurred. ASU 2025-06 can be applied prospectively, retrospectively, or using a modified retrospective approach. The Company is evaluating its disclosure approach for ASU 2025-06 and anticipates adopting the standard for the annual period starting October 1, 2028.

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

The Company recorded related compensation expense for the years ended September 30, 2025, 2024, and 2023 of $4,597,000, $4,375,000, and $3,578,000, respectively. For the year ended September 30, 2025, $4,434,000 of this expense was included in selling, general and administrative expense and $163,000 was included in cost of sales. For the year ended September 30, 2024, $4,191,000 of this expense was included in selling, general and administrative expense and $184,000 was included in cost of sales. For the year ended September 30, 2023, $3,412,000 of this expense was included in selling, general and administrative expense and $166,000 was included in cost of sales. As of September 30, 2025, $5,707,000 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a period of approximately 2.1 years.

Stock Options: The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. During the fiscal year ended September 30, 2025, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $30.90. During the fiscal year ended September 30, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 118,706 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $26.84. During the fiscal year ended September 30, 2023, the Company granted employees non-qualified stock options to purchase an aggregate of 40,266 shares of common stock with a weighted average contractual term of five years, a weighted average three-year vesting term, and a weighted average exercise price of $64.38.

The fair value of stock option awards during the year ended September 30, 2025, 2024, and 2023 was estimated as of the respective grant dates using the assumptions listed below:

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Dividend yield	0%	0%	0%
Weighted average expected volatility	58.07%	61.66%	63.14%
Weighted average risk-free interest rate	4.20%	4.55%	3.75%
Weighted average expected life (years)	5	5	5
Vesting period (years)	3	3	3

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

Options are generally granted at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. The maximum contractual term is normally six years. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares. There were 94,426 options vested during the year ended September 30, 2025, 90,245 options vested during the year ended September 30, 2024, and 79,911 options vested during the year ended September 30, 2023. For the year ended September 30, 2025, there were 138,562 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2024, there were 1,501 stock options that were exercised using a cashless method of exercise. For the year ended September 30, 2023, there were 21,630 stock options that were exercised using a cashless method of exercise. The intrinsic value of options exercised during the years ended September 30, 2025, 2024, and 2023 was $2,220,000, $25,000, and $1,603,000, respectively.

Option transactions under the 2022 Plan during the years ended September 30, 2025, and 2024 and under the Prior Plan for the year ended September 30, 2023, are summarized as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Outstanding as of September 30, 2022	236,509	31.30
Granted	40,266	64.38	$30.83
Exercised	(21,630)	26.16
Forfeited and expired	(1,021)	18.18
Outstanding as of September 30, 2023	254,124	$37.04
Granted	118,706	26.84	$12.96
Exercised	(1,501)	12.40
Forfeited and expired	(4,345)	38.13
Outstanding as of September 30, 2024	366,984	$33.83
Granted	38,198	30.90	$14.10
Exercised	(138,562)	18.28
Forfeited and expired	(5,155)	51.11
Outstanding as of September 30, 2025	261,465	$41.30

The following table summarizes information concerning options exercisable under the 2022 Plan and the Prior Plan as of the year ended September 30, 2025:

As of Year Ended	Exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2025	132,164	1.81	$50.50	$6,674

The following table summarizes information concerning options currently outstanding at:

As of Year Ended	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (in thousands)
September 30, 2025	261,465	2.59	$41.30	$10,797

Restricted Stock: The 2022 Plan permits, and the Prior Plan permitted, the Compensation Committee of the board of directors to grant stock-based awards, including stock options and restricted stock, to key employees and non-employee directors. The Company has made restricted stock grants that vest over one to ten years.

Restricted stock transactions during the years ended September 30, 2025, 2024, and 2023 are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2022	98,508	$31.51
Granted	41,492	70.50
Vested	(47,869)	30.98
Forfeited	(1,556)	15.61
Unvested shares as of September 30, 2023	90,575	$49.92
Granted	137,928	26.65
Vested	(58,559)	39.60
Forfeited	(7,737)	27.84
Unvested shares as of September 30, 2024	162,207	$34.91
Granted	122,577	31.12
Vested	(71,691)	57.35
Forfeited	(10,908)	26.99
Unvested shares as of September 30, 2025	202,185	$27.64

The fair value of restricted shares vested during the year end September 30, 2025, 2024, and 2023 was $2,089,000, $1,796,000, and $3,141,000 respectively. The Company repurchased a total of 17,497 shares of our common stock at an average price of $28.27 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2025. The Company repurchased a total of 15,879 shares of our common stock at an average price of $31.05 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2024. The Company repurchased a total of 12,862 shares of our common stock at an average price of $62.20 in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended September 30, 2023.

Performance Stock Units: During the fiscal year ended September 30, 2025, the Company granted 50,747 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2025 performance goals. Achievement of the goals can result in 50%, 100%, or 150% of the shares being awarded, with two-thirds of the shares earned being issued as stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date. The Company has determined the fair value per underlying share of the performance stock unit awards to be $30.90, which is the closing market price of our common stock on the grant date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of September 30, 2025, the Company has achieved performance goals which result in 100% of these performance stock unit awards vesting and has recognized compensation cost accordingly.

During the fiscal year ended September 30, 2024, the Company granted 47,745 performance stock units which entitled the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to achievement of a fiscal year 2024 performance goal. The Company determined the fair value per underlying share of the performance stock unit awards was $26.18 as of the grant date. The fiscal year 2024 performance goal was not achieved, and the performance share units were not earned. Accordingly, no stock-based compensation expense was recognized related to these awards for the year ended September 30, 2024.

Bonus Stock: During the fiscal year ended September 30, 2023, the Company granted employees an aggregate of 9,144 shares of common stock as a discretionary bonus for fiscal 2022 performance. The bonus stock consisted of common stock with no vesting period or restrictions. The fair value on the date of issuance was $104.36 per share. No bonus stock was granted in the fiscal years ended September 30, 2025, and 2024.

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

For the phase that ended on June 30, 2025, employees purchased 11,180shares at a price of $26.35 per share. After the employee purchase on June 30, 2025, 121,953 shares of common stock were available for future purchase under the ESPP.

Note 3. Investments

The Company invests in CDs in amounts that are fully insured by the FDIC and Treasuries with terms of not more than five years, as well as money market funds. The Company’s investment portfolio is classified as available for sale. The unrealized gain or loss on investment securities is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the consolidated statement of earnings. The Company did not sell investment securities during the years ended September 30, 2025, 2024 or 2023.

As of September 30, 2025, available-for-sale investments consist of the following:

	September 30, 2025
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$84,192	$119	$(70)	$84,241
Certificates of deposit	248	-	(5)	243
Investment securities – short-term	$84,440	$119	$(75)	$84,484
Long-Term
U.S treasury securities	$59,794	$62	$(34)	$59,822
Investment securities – long-term	$59,794	$62	$(34)	$59,822

As of September 30, 2024, available-for-sale investments consisted of the following:

	September 30, 2024
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S treasury securities	$113,987	$382	$(45)	$114,324
Certificates of deposit	500	1	-	501
Investment securities – short-term	$114,487	$383	$(45)	$114,825
Long-Term
U.S treasury securities	$24,514	$-	$(245)	$24,269
Certificates of deposit	248	-	(12)	236
Investment securities – long-term	$24,762	$-	$(257)	$24,505

As of September 30, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$40,330	$(36)	$24,380	$(68)
Certificates of deposit	-	-	243	(5)
Investment securities	$40,330	$(36)	$24,623	$(73)

As of September 30, 2024, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S treasury securities	$19,719	$(39)	$6,500	$(250)
Certificates of deposit	-	-	236	(12)
Investment securities	$19,719	$(39)	$6,736	$(262)

As of September 30, 2025, and 2024, there were six securities in an unrealized loss position, which is due to the securities paying lower interest rates than the market. As of September 30, 2025, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is negligible credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for year ended September 30, 2025.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2025, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,761	$15,761	$-	$-
Total cash equivalents	$15,761	$15,761	$-	$-
Investment securities:
U.S. Treasury securities	$144,063	$-	$144,063	$-
Certificates of deposit	243	-	243	-
Total investment securities	$144,306	$-	$144,306	$-

During the year ended September 30, 2025, we owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the years-end September 30, 2025, 2024 and 2023, except as disclosed in Note 11 related to the impairment of goodwill and long-lived assets of the Nestor Cables business.

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2024, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,378	$10,378	$-	$-
Total cash equivalents	$10,378	$10,378	$-	$-
Investment securities:
U.S. Treasury securities	$138,592	$-	$138,592	$-
Certificates of deposit	738	-	738	-
Total investment securities	$139,330	$-	$139,330	$-

Note 5. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2023	$(682)	$138	$(544)
Other comprehensive income for the twelve months ended September 30, 2024	748	875	1,623
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) income for the twelve months ended September 30, 2025	(8)	660	652
Balances at September 30, 2025	$58	$1,673	$1,731

Note 6. Income Taxes

Components of income tax expense (benefit) are as follows for the years ended:

	September 30,	September 30,	September 30,
(In thousands)	2025	2024	2023
Current:
Federal	$-	$385	$9,449
State	80	(114)	1,435
Current income tax expense	80	271	10,884
Deferred:
Federal	1,710	(3,092)	(1,750)
State	567	(427)	(251)
Deferred income tax expense (benefit)	2,277	(3,519)	(2,001)
Income tax expense (benefit)	$2,357	$(3,248)	$8,883

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate as a percent of pre-tax income for the following years ended:

	September 30,	September 30,	September 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes	2.6%	6.6%	2.3%
Permanent differences	1.3%	0.0%	0.5%
Research and development credits	0.6%	1.1%	(0.9% )
Section 162(m) limitation on officer’s compensation	2.7%	0.0%	0.0%
Excess tax benefits from stock-based compensation	(1.1% )	(1.1% )	(1.7% )
Other	0.0%	0.0%	(0.3% )
Effective tax rate	27.2%	27.6%	20.9%

As of September 30, 2025, the current U.S. income tax receivable was approximately $1,544,000. This amount is included in prepaid and other current assets in the Company’s consolidated balance sheet.

As of September 30, 2025, the Company has a gross U.S. federal net operating loss (“NOL”) carryforward of $681,000. There was no U.S. federal NOL as of September 30, 2024. As of September 30, 2025 and 2024, there is a gross state NOL of $3,700,000 and $1,259,000, respectively. The Company has not recorded a valuation allowance on these deferred tax assets as the Company believes it is more likely than not they will be utilized. In addition, as of September 30, 2025, and 2024, the Company had Minnesota research and development tax credits of $360,000 and $370,000, respectively. The Company had federal research and development tax credits of $106,000 as of September 30, 2025. There were no federal research and development tax credits as of September 30, 2024. The Company has not recorded a valuation allowance on these research and development related deferred tax assets as the Company believes it is more likely than not they will be utilized before they begin to expire in fiscal year 2037.

Significant components of deferred income tax assets and liabilities are as follows at:

	September 30,	September 30,
(In thousands)	2025	2024
Inventories	$3,521	$4,241
R&D expenses	1,558	1,328
Stock-based compensation	1,223	1,042
Investment in foreign subsidiary	4,802	-
Accrued expenses and reserves	582	427
Property and equipment depreciation	654	205
Net operating loss carry forwards and credits	804	357
Total deferred tax asset	$13,144	$7,600
Goodwill	(906)	(816)
Unrealized loss on investments	-	(16)
Prepaid expenses	(284)	(141)
Intangibles	(1,332)	(254)
Foreign currency translation gain	(359)	(238)
Total deferred tax liability	$(2,881)	$(1,465)
Net deferred tax asset	$10,263	$6,135

Realization of NOL carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. The deferred tax assets and deferred tax liabilities are not netted due to being within different tax jurisdictions. The Company’s deferred tax assets were reviewed for expected utilization by assessing the available positive and negative factors surrounding their recoverability. As of September 30, 2025, and 2024, no valuation allowance was deemed necessary as the Company determined it was more likely than not that the Company’s deferred tax assets will be realized.

The Company is required to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the interpretation to all tax positions for which the statute of limitations remained open. The Company had no liability for unrecognized tax benefits and did not recognize any interest or penalties during the years ended September 30, 2025, or 2024.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Clearfield, Inc. is generally subject to U.S. federal examination for all tax years after 2020 and state examinations for all tax years after 2016 due to unexpired research and development credit carryforwards still open under statute.

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

Customers: For the fiscal year ended September 30, 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 18% and 13% of net sales, respectively. These customers are distributors. For the fiscal year ended September 30, 2024, Customer A and Customer B accounted for approximately 20% and 15% of net sales, respectively. For the fiscal year ended September 30, 2023, Customer A and Customer B accounted for approximately 19% and 10% of net sales, respectively. These major customers, like our other customers, purchase our products from time to time through purchase orders, and we do not have any agreements that obligate these major customers to purchase products in the future from us.

As of September 30, 2025, the Company had two customers, Customer B and Customer A, which accounted for approximately 17% and 11% of accounts receivable, respectively. As of September 30, 2024, Customer B accounted for 16% of accounts receivable.

Disaggregation of Revenue: The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in Canada, the Caribbean, Central/South America and Mexico.

The following table presents our domestic and international sales for each of the last three fiscal years:

Year Ended September 30,
	2025	2024	2023
United States	$144,895	122,483	218,835
All other countries	5,239	3,085	6,887
Total net sales	$150,134	125,568	225,722

The Company sells its products to the Broadband Service Provider marketplace. In addition, the Company provides Legacy services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification.

The percentages of our sales by these markets were as follows for each of the last three fiscal years:

Year Ended September 30,
	2025	2024	2023
Broadband service providers	98%	98%	99%
Other customers	2%	2%	1%
Total net sales	100%	100%	100%

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

Long-Lived Assets: As of September 30, 2025, and 2024, the Company had property, plant, and equipment with a net book value of $4,507,000 and $5,395,000, respectively, located in Mexico. All other property, plant, and equipment is located within the United States.

Note 8. Employee Benefit Plan

Clearfield, Inc. maintains a contributory 401(k) profit sharing benefit plan, whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Internal Revenue Code. The Company matched 100% of the first 3% and 50% of the next 3% of the participant’s eligible compensation that was contributed by the participant. The Company’s contributions under this plan were $1,110,000, $1,087,000, and $1,017,000 for the years ended September 30, 2025, 2024 and 2023, respectively.

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

The Company indirectly leases an approximately 318,000 square foot manufacturing facility in Tijuana, Mexico that operates as a Maquiladora. The lease commenced in April 2024, and has a term of seven years, of which five years are mandatory. The lease contains two options to extend the term of the lease for additional periods of five years each. The lease calls for monthly base rental payments of approximately $169,000, increasing 2% annually. The renewal options have not been included within the lease term because it is not reasonably certain that the Company will exercise either option.

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

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows:

(In thousands)

Operating lease expense under ASC842, Leases, within:	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Cost of sales	$3,412	$3,198	$3,253
Selling, general and administrative	287	265	244
Total lease expense	$3,699	$3,463	$3,497

Our future lease obligations for leases that have commenced were as follows as of September 30, 2025:

(In thousands)	Operating Leases
FY 2026	$3,383
FY 2027	3,003
FY 2028	2,405
FY 2029	1,096
Total lease payments	9,887
Less: Interest	(1,130)
Present value of lease liabilities	$8,757

As of September 30, 2025, the weighted average term and weighted average discount rate for our leases were 3.10 years and 7.42%, respectively. As of September 30, 2024, the weighted average term and weighted average discount rate for our leases were 4.04 years and 7.28%, respectively. As of September 30, 2023, the weighted average term and weighted average discount rate for our leases were 3.52 years and 3.04%, respectively. For the years ended September 30, 2025, 2024, and 2023, the operating cash outflows from our leases were $3,305,000, $3,233,000, and $3,158,000, respectively.

Note 10. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The original maturity date of the line of credit was April 27, 2025. Borrowed amounts bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of September 30, 2025, the interest rate was 6.17%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations. On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025, to April 25, 2026.

As of September 30, 2025, 2024 and 2023, the Company had no borrowings against this line of credit. As of September 30, 2025, 2024, and 2023, the Company was in compliance with all applicable covenants. The line of credit is collateralized by Clearfield, Inc’s assets of $274,219,000 as of September 30, 2025.

Note 11. Assets Held for Sale and Discontinued Operations

During the fourth quarter of fiscal year 2025, the Company committed to a plan to sell its Nestor Cables business. As of September 30, 2025, the criteria for classification as held for sale under ASC 205-20 were met. Accordingly, the assets and liabilities of the Nestor Cables business have been classified as held for sale in the Company’s consolidated balance sheets as of September 30, 2025.

On November 11, 2025, the Company completed the sale of its Nestor Cables business. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of this business are reported in our consolidated financial statements as discontinued operations.

Upon classification as held for sale, the Nestor Cables disposal group was measured at the lower of its carrying amount or fair value less costs to sell. Fair value was primarily based on the estimated selling price derived from a negotiated purchase agreement with a third-party buyer, adjusted for estimated transaction costs. The fair value measurement utilized Level 2 inputs within the fair value hierarchy under ASC 820. As the carrying amount of the disposal group exceeded its estimated fair value less costs to sell, the Company recorded a total impairment charge of $16,589,000, which includes $1,489,000 of estimated transaction costs, for the three months ended September 30, 2025. The estimated transaction costs are recorded as a contra asset within the Company’s consolidated balance sheets. The total impairment charge was also comprised of $2,022,000 related to the impairment of goodwill and $13,078,000 related to the impairment of the long-lived assets of the disposal group. The total impairment charge, inclusive of estimated transaction costs, is reflected within Loss from impairment of discontinued operations before income taxes in the consolidated statements of earnings for the year ended September 30, 2025.

The following table summarizes the results of discontinued operations for each of the last three fiscal years:

(in thousands)	Year Ended September 30, 2025	Year Ended September 30, 2024	Year Ended September 30, 2023
Net sales	$32,831	$41,137	$42,998
Cost of sales	30,665	38,095	37,576
Gross profit	2,166	3,042	5,422

Selling, general and administrative expenses	6,212	7,030	5,712
Operating loss	(4,046)	(3,988)	(290)

Net investment income	-	-	7
Interest expense	(387)	(506)	(711)

Loss from discontinued operations before income taxes	(4,433)	(4,494)	(994)
Income tax (benefit) expense	(486)	(555)	196
Loss from discontinued operations, net of tax	$(3,947)	$(3,939)	$(1,190)

Loss from impairment of discontinued operations before income taxes	$(16,589)	$-	$-
Income tax (benefit) expense	(6,176)	-	-
Loss from impairment of discontinued operations, net of tax	$(10,413)	$-	$-

The major classes of assets and liabilities of the discontinued operations classified as held for sale on the consolidated balance sheets were as follows:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$942	$2,019
Accounts receivable, net	8,094	7,466
Inventories, net	11,591	10,670
Other current assets	710	-
Current assets held for sale	$21,337	$20,155
Property, plant and equipment, net	$2,953	$8,082
Goodwill	-	1,918
Intangible assets, net	521	1,672
Right-of-use lease assets	2,842	4,840
Other non-current assets	(1,488)	1,357
Non-current assets held for sale	$4,828	$17,869
Current portion of lease liability	$1,342	$825
Current maturities of long-term debt	2,347	-
Accounts payable	3,390	3,937
Accrued compensation	2,265	2,268
Factoring liability	6,260	2,920
Other current liabilities	2,353	2,115
Current liabilities held for sale	$17,957	$12,065
Long-term debt	$-	$2,228
Long-term portion of lease liability	7,468	4,014
Other non-current liabilities	5	161
Non-current liabilities held for sale	$7,473	$6,403

Note 12. Segment Reporting

Following the classification of the Nestor Cables business as discontinued operations during the year ended September 30, 2025, the Company’s continuing operations represent one operating segment and one reportable segment. All segment information related to the discontinued Nestor Cables business has been excluded from continuing operations and is presented separately in Note 11 – Assets Held for Sale and Discontinued Operations.

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM reviews financial information and makes resource allocation decisions based on consolidated financial results, using net income (loss) as the measure of segment performance. The CODM considers budget-to-actual variances when making decisions regarding the allocation of resources and assessing performance of the segment. The components of net income (loss) reviewed by the CODM, including significant segment expenses, are identical to the captions presented in the Company’s consolidated statements of earnings. Amounts for additional information required by ASC 280, Segment Reporting, including depreciation and amortization expense, stock-based compensation expense, and capital expenditures are identical to those presented in the Company’s consolidated statements of cash flows. Because the financial information used by the CODM is at the same level of detail as that presented in the consolidated financial statements, no additional segment information is presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. In addition, a description of the types of products and services from which the reportable segment derives its revenues as well as the entity-wide information can be found in Note 7 – Concentrations.

Note 13. Subsequent Events

On November 11, 2025, the Company completed the divestiture of its wholly owned subsidiary, Clearfield Finland Oy, parent company of Nestor Cables Oy, for $1 in cash and the contribution from the Company to Clearfield Finland Oy of $5,785,000 of inter-company receivables owed to the Company by Nestor Cables Oy and Clearfield Finland Oy. See Note 11 for further details.

On November 20, 2025, the Company’s board of directors increased the Company’s share repurchase program from $65,000,000 to $85,000,000 commencing November 28, 2025, and continuing for an indefinite period or until terminated by the board of directors.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 to be included under the headings “Executive Officers,” “Corporate Governance” and “Proposal 1. Election of Directors” in our Proxy Statement for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, is incorporated herein by reference into this section.

The Company has adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of the Company. The Code of Ethics and Business Conduct is posted on our website at www.seeclearfield.com under the links “About – For Investors - Governance – Governance Documents - Code of Ethics and Business Conduct.” The Company intends to disclose on the same website any amendments to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions within four business days following the date of such amendment or waiver.

The Company has an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy, as amended, is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 to be included under the heading “Executive Compensation” in the 2026 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 under the headings “Ownership of Voting Securities by Principal Holders and Management” and “Equity Compensation Plan Information” to be included in the 2026 Proxy Statement, is incorporated herein by reference into this section.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 under the heading “Certain Relationships and Related Person Transactions” to be included in the 2026 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 under the heading “Relationship with Independent Accountants” to be included in the 2026 Proxy Statement, is incorporated herein by reference into this section.

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

Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
3.1 (a)	Articles of Amendment to Articles of Incorporation dated August 25, 2004	Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
3.2	Amended and Restated Bylaws of Clearfield, Inc.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 26, 2016
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019
*10.1	Form of Agreement regarding Indemnification of Directors and Officers with certain current and former directors	Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017
*10.2	2007 Stock Compensation Plan, as amended through December 23, 2016	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 10, 2017 for the 2017 Annual Meeting of Shareholders held on February 23, 2017
*10.3	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and Cheryl P. Beranek	Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated December 22, 2008
*10.4	Employment Agreement dated December 16, 2008 by and between Clearfield, Inc. and John P. Hill	Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated December 22, 2008
*10.5	Clearfield, Inc. Code 280G Tax Gross Up Payment Plan Adopted November 18, 2010	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 22, 2010
10.6	Clearfield, Inc. 2010 Employee Stock Purchase Plan, as amended	Appendix A to the Registrant’s Proxy Statement filed with the SEC on January 14, 2020 for the 2020 Annual Meeting of Shareholders held on February 27, 2020
10.7	Standard Form Industrial Building Lease dated September 9, 2014 by and between Clearfield, Inc. and First Industrial, L.P.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 10, 2014
10.8	First Amendment to Lease Agreement dated May 9, 2019 by and between First Industrial, L.P. and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 15, 2019
*10.9	Employment Agreement dated November 16, 2017 by and between Clearfield, Inc. and Daniel Herzog	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 22, 2017

Number	Description	Incorporated by Reference to
*10.10	Amendment No. 1 to Employment Agreement dated December 3, 2019 by and between Daniel Herzog and Clearfield, Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 6, 2019
10.11	Loan Agreement dated April 27, 2022 by and between Clearfield, Inc. and Bremer Bank, National Association †	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 28, 2022
10.12	Security Agreement dated April 27, 2022 by Clearfield, Inc. in favor of Bremer Bank, National Association †	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 28, 2022
10.13	Amendment No. 1 to Loan Agreement dated August 5, 2024 by and between Clearfield, Inc. and Bremer Bank, National Association	Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024
10.14	Amendment No. 2 to Loan Agreement dated April 25, 2025, by and between Clearfield, Inc. and Bremer Bank, National Association	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 25, 2025
*10.15	Clearfield, Inc. 2022 Stock Compensation Plan, as amended through January 23, 2023	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 25, 2023
10.16	Form of Stock Option Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 24, 2023
10.17	Form of Restricted Stock Award Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 24, 2023
10.18	Form of Performance Stock Unit Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan.	Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2023
10.19	Form of Performance Stock Unit Award Agreement adopted November 25, 2024 under the Clearfield, Inc. 2022 Stock Compensation Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 26, 2024
10.20

Lease Agreement dated April 4, 2024, by and among Prisma Shelter, S. de R.L. de C.V., Clearfield, Inc., and Banco Actinver, S.A., Institución de Banca Múltiple, Grupo Financiero Actinver, solely in its capacity as Trustee of Trust No. 3218

Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 9, 2024
10.21	Clearfield, Inc. Incentive Bonus Plan	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 4, 2024
19	Clearfield, Inc. Policy Regarding Buying and Selling Securities – Insider Trading and Tipping, as amended through August 29, 2024	Exhibit 19 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2024
21.1	Subsidiaries of Clearfield, Inc.	**
23.1	Consent of Deloitte & Touche LLP	**
23.2	Consent of Baker Tilly US, LLP	**

Number	Description	Incorporated by Reference to
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
31.2	Certification of Chief Financial Officer (principal financial officer) Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	**
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	**
97.1	Clearfield, Inc. Compensation Recoupment Policy, as amended September 28, 2023	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 4, 2023
101.INS	Inline XBRL Instance Document	**
101.SCH	Inline XBRL Taxonomy Extension Schema	**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase	**
101.LAB	Inline XBRL Taxonomy Labels Linkbase	**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase	**
101.DEF	Inline XBRL Taxonomy Definition Linkbase	**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	**

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

Clearfield, Inc.

Date: November 25, 2025	/s/ Cheryl Beranek
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

Signatures	Title	Date

/s/ Cheryl Beranek Cheryl Beranek	President, Chief Executive Officer (principal executive officer) and Director	November 25, 2025
/s/ Daniel Herzog Daniel Herzog	Chief Financial Officer (principal financial and accounting officer)	November 25, 2025
/s/ Ronald G. Roth Ronald G. Roth	Director	November 25, 2025
/s/ Catherine T. Kelly Catherine T. Kelly	Director	November 25, 2025
/s/ Donald R. Hayward Donald R. Hayward	Director	November 25, 2025
/s/ Charles N. Hayssen Charles N. Hayssen	Director	November 25, 2025
/s/ Ademir Sarcevic Ademir Sarcevic	Director	November 25, 2025
/s/ Walter L. Jones, Jr. Walter L. Jones, Jr.	Director	November 25, 2025
/s/ Carol A. Wirsbinski Carol Wirsbinski	Director	November 25, 2025