Form 10-Q
period 2025-12-31
Clearfield, Inc.
filed 2026-02-09
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of February 2, 2026
Common stock, par value $0.01	13,685,411

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	December 31, 2025 (Unaudited)	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$13,879	$21,493
Short-term investments	82,556	84,484
Accounts receivables, net	14,971	17,991
Inventories, net	40,201	42,031
Prepaid and other current assets	14,132	11,152
Current assets held for sale	-	21,337
Total current assets	165,739	198,488
Property, plant and equipment, net	9,479	9,682
Long-term investments	60,291	59,822
Goodwill	4,709	4,709
Intangible assets, net	8,929	9,353
Right-of-use lease assets	7,759	8,420
Deferred tax asset	10,610	10,263
Other non-current assets	534	608
Non-current assets held for sale	-	4,828
Total assets	$268,050	$306,173

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of lease liability	$2,890	$2,823
Accounts payable	3,852	7,028
Accrued compensation	4,197	6,598
Accrued expenses	2,270	2,197
Current liabilities held for sale	-	17,957
Total current liabilities	13,209	36,603
Other liabilities
Long-term portion of lease liability	5,189	5,934
Non-current liabilities held for sale	-	7,473
Total liabilities	18,398	50,010

Shareholders’ equity
Preferred stock, $0.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $0.01 par value; 13,838,883 and 13,839,675 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	138	138
Additional paid-in capital	143,053	147,382
Accumulated other comprehensive income	163	1,731
Retained earnings	106,298	106,912
Total shareholders’ equity	249,652	256,163
Total Liabilities and Shareholders’ Equity	$268,050	$306,173

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024

Net sales	$34,341	$29,698

Cost of sales	22,953	21,023

Gross profit	11,388	8,675

Operating expenses
Selling, general and administrative	13,212	10,721
Loss from continuing operations	(1,824)	(2,046)

Net investment income	1,546	1,744

Loss from continuing operations before income taxes	(278)	(302)

Income tax (benefit) expense	(1)	53
Loss from continuing operations, net of tax	(277)	(355)

Loss from discontinued operations, net of tax	(337)	(1,551)

Net loss	$(614)	$(1,906)

Loss per share
Basic
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.02)	(0.11)
Basic loss per share	$(0.04)	$(0.13)

Diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.02)	(0.11)
Diluted loss per share	$(0.04)	$(0.13)

Weighted average shares outstanding:
Basic	13,869,510	14,213,025
Diluted	13,869,510	14,213,025

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024

Comprehensive loss:
Net loss	$(614)	$(1,906)
Other comprehensive loss, net of tax
Unrealized gain (loss) on available-for-sale investments	105	(125)
Unrealized loss on foreign currency translation	(1,673)	(971)
Total other comprehensive loss	(1,568)	(1,096)

Total comprehensive loss	$(2,182)	$(3,002)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For three months ended December 31, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance as of September 30, 2025	13,840	$138	$147,382	$1,731	$106,912	$256,163
Stock based compensation expense	-	-	1,765	-	-	1,765
Issuance of common stock under employee stock purchase plan	10	-	239	-	-	239
Issuance of common stock under equity compensation plans, net	198	2	(2)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(34)	-	(997)	-	-	(997)
Exercise of stock options, net of shares exchanged for payment	4	-	(57)	-	-	(57)
Repurchase of common stock	(179)	(2)	(5,277)	-	-	(5,279)
Other comprehensive loss	-	-	-	(1,568)	-	(1,568)
Net loss	-	-	-	-	(614)	(614)
Balance at December 31, 2025	13,839	138	143,053	163	106,298	249,652

For three months ended December 31, 2024				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock based compensation expense	-	-	1,139	-	-	1,139
Issuance of common stock under employee stock purchase plan	11	-	301	-	-	301
Issuance of common stock under equity compensation plans, net	105	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(491)	-	-	(491)
Repurchase of common stock	(196)	(2)	(6,273)	-	-	(6,275)
Other comprehensive loss	-	-	-	(1,096)	-	(1,096)
Net loss	-	-	-	-	(1,906)	(1,906)
Balance at December 31, 2024	14,132	$141	$154,254	$(17)	$113,057	$267,435

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities (continuing)
Net loss	$(614)	$(1,906)
Loss from discontinued operations, net of tax	337	1,551
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,615	1,513
Amortization of premium and discount on investments, net	(117)	(766)
Deferred taxes	(375)	(135)
Stock-based compensation	1,271	1,050
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	3,020	3,577
Inventories, net	1,830	6,279
Other assets	(2,905)	(903)
Accounts payable and accrued expenses	(5,502)	(2,221)
Net cash (used in) provided by operating activities (continuing)	(1,440)	8,039

Cash flows from investing activities (continuing)
Purchases of property, plant and equipment and intangible assets	(988)	(1,751)
Purchases of investments	(19,953)	(39,015)
Proceeds from maturities of investments	21,660	54,476
Cash paid on disposal of business	(1,012)	-
Net cash (used in) provided by investing activities (continuing)	(293)	13,710

Cash flows from financing activities (continuing)
Proceeds from issuance of common stock under employee stock purchase plan	239	301
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(997)	(491)
Withholding related to exercise of stock options	(57)	-
Repurchase of common stock	(5,279)	(6,275)
Net cash used in financing activities (continuing)	(6,094)	(6,465)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	1,380	(889)
Net cash used in investing activities	-	(318)
Net cash (used in) provided by financing activities	(1,196)	77
Net cash provided by (used in) discontinued operations	184	(1,130)

Effect of exchange rates on cash and cash equivalents	(13)	132
Net (decrease) increase in cash and cash equivalents	(7,656)	14,286
Change in cash held for sale	42	1,065
Cash and cash equivalents, beginning of period	21,493	14,148
Cash and cash equivalents, end of period	$13,879	$29,499
Supplemental disclosures for cash flow information
Cash paid for income taxes, net	$(12)	$405
Non-cash financing activities
Cashless exercise of stock options	$419	$9

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. On November 11, 2025, the Company completed the sale of its Nestor Cables business. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of this business are reported in our condensed consolidated financial statements as held for sale/discontinued operations. Our continuing operations comprise one operating segment and one reportable segment.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended December 31, 2025 and 2024, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

In preparation of the Company’s condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Clearfield, Inc. and its wholly owned subsidiaries through November 11, 2025, the date on which Clearfield, Inc. completed the sale of its Nestor Cables business. As of and subsequent to that date, Clearfield, Inc. had no subsidiaries requiring consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The standard is effective for our annual period beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on our financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 addresses the disaggregation of income statement expenses and aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. ASU 2024-03 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating its adoption approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the current stage-based capitalization model with a principles-based approach that permits capitalization of internal-use software costs once (1) management has authorized and committed to fund the project, and (2) it is probable the project will be completed and the software will function as intended. Costs incurred while significant development uncertainty exists must be expensed as incurred. ASU 2025-06 can be applied prospectively, retrospectively, or using a modified retrospective approach. The Company is evaluating its adoption approach for ASU 2025-06 and anticipates adopting the standard for the annual period starting October 1, 2028.

Note 2. Net Loss Per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net loss divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net loss per common share computations for the three months ended December 31, 2025, and 2024:

	Three months ended December 31,
(In thousands, except share data)	2025	2024
Net loss	$(614)	$(1,906)
Net loss from continuing operations	(277)	(355)
Weighted average common shares	13,869,510	14,213,025
Dilutive potential common shares	-	-
Weighted average dilutive common shares outstanding	13,869,510	14,213,025
Net loss per share:
Basic
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.02)	(0.11)
Basic net loss per share	$(0.04)	$(0.13)
Diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.02)	(0.11)
Diluted net loss per share	$(0.04)	$(0.13)

For the three months ended December 31, 2025, 231,766 stock options, as well as 69,117 performance stock units, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended December 31, 2024, 404,836 stock options and 76,121 performance stock units were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	December 31, 2025	September 30, 2025
Cash and cash equivalents:
Cash, including money market accounts	$7,790	$5,732
Money market funds	6,089	15,761
Total cash and cash equivalents	$13,879	$21,493

The Company maintains cash balances at multiple financial institutions, and at times, such balances exceeded insured limits. The Company has not experienced any losses in such accounts.

Note 4. Investments

The Company invests in United States Treasury securities (“Treasuries”) with terms of not more than five years and certificates of deposit (“CDs”) that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s investment portfolio is classified as available-for-sale, which is reported on the condensed consolidated balance sheets at fair value. The unrealized gain or loss on investment securities is recorded in other comprehensive income, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in net investment income in the condensed consolidated statement of earnings.

As of December 31, 2025, available-for-sale investments consisted of the following:

	December 31, 2025
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$82,151	$190	$(30)	$82,311
Certificates of deposit	248	-	(3)	245
Investment securities – short-term	$82,399	$190	$(33)	$82,556
Long-Term
U.S. treasury securities	$60,244	$47	$-	$60,291
Investment securities – long-term	$60,244	$47	$-	$60,291

As of September 30, 2025, available-for-sale investments consisted of the following:

	September 30, 2025
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$84,192	$119	$(70)	$84,241
Certificates of deposit	248	-	(5)	243
Investment securities – short-term	$84,440	$119	$(75)	$84,484
Long-Term
U.S. treasury securities	$59,794	$62	$(34)	$59,822
Investment securities – long-term	$59,794	$62	$(34)	$59,822

As of December 31, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$-	$-	$2,764	$(30)
Certificates of deposit	-	-	244	(3)
Investment securities	$-	$-	$3,008	$(33)

As of September 30, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$40,330	$(36)	$24,380	$(68)
Certificates of deposit	-	-	243	(5)
Investment securities	$40,330	$(36)	$24,623	$(73)

As of December 31, 2025, and September 30, 2025, there were two and six securities, respectively, in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of December 31, 2025, and September 30, 2025, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is limited credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three months ended December 31, 2025, and the fiscal year ended September 30, 2025.

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

The Company’s investments are categorized according to the three-level fair value hierarchy which distinguishes between observable and unobservable inputs, in one of the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those with fair value measurements that are determined using pricing models, discounted cash flow valuation or similar techniques, as well as significant management judgment or estimation.

The following provides information regarding fair value measurements for the Company’s investment securities as of December 31, 2025, according to the three-level fair value hierarchy:

	Fair Value Measurements as of December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,089	$6,089	$-	$-
Total cash equivalents	$6,089	$6,089	$-	$-
Investment securities:
U.S. Treasury securities	$142,602	$-	$142,602	$-
Certificates of deposit	245	-	245	-
Total investment securities	$142,847	$-	$142,847	$-

The following provides information regarding fair value measurements for the Company’s investment securities as of September 30, 2025, according to the three-level fair value hierarchy:

	Fair Value Measurements as of September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,761	$15,761	$-	$-
Total cash equivalents	$15,761	$15,761	$-	$-
Investment securities:
U.S. Treasury securities	$144,063	$-	$144,063	-
Certificates of deposit	243	-	243	$-
Total investment securities	$144,306	$-	$144,306	$-

During the three months ended December 31, 2025 and the fiscal year ended September 30, 2025, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three months ended December 31, 2025. For the fiscal year ended September 30, 2025, the Company re-measured certain non-financial assets to fair value related to the impairment of goodwill and long-lived assets of the Nestor Cables business. See Note 13 for further details.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax for the three months ended December 31, 2025, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2025	$58	$1,673	$1,731
Other comprehensive income (loss) for the three months ended December 31, 2025	105	(1,673)	(1,568)
Balances at December 31, 2025	$163	$-	$163

Changes in components of other comprehensive income (loss), net of tax for the three months ended December 31, 2024, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)

Note 7. Stock-Based Compensation

The Company recorded $1,271,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2025. For the three months ended December 31, 2025, $1,228,000 of this expense is included in selling, general and administrative expense, and $43,000 is included in cost of sales. As of December 31, 2025, $9,948,000 of total unrecognized compensation expense related to non-vested restricted stock awards, performance share units and stock options is expected to be recognized over a period of approximately 2.9 years.

The Company recorded $1,080,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the ESPP for the three months ended December 31, 2024. For the three months ended December 31, 2024, $1,043,000 of this expense is included in selling, general and administrative expense, and $37,000 is included in cost of sales. As of December 31, 2024, $7,913,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the three months ended December 31, 2025, the Company did not grant any employees non-qualified stock options. During the three months ended December 31, 2024, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share.

Options are granted with exercise prices at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the three months ended December 31, 2025:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2025	261,465	$41.30
Granted	-	-
Exercised	(17,340)	24.14
Forfeited or expired	(12,359)	33.26
Outstanding as of December 31, 2025	231,766	$43.01

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of December 31, 2025, the weighted average remaining contractual term for all outstanding and exercisable stock options was 2.44 years and their aggregate intrinsic value was $4,180,548.

Restricted Stock

During the three months ended December 31, 2025, the Company granted employees restricted stock awards totaling 150,518 shares of common stock, with a vesting term of approximately three years and a fair value of $29.36 per share based on the stock price on the grant date. During the three months ended December 31, 2024, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date.

During the three months ended December 31, 2025, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period. Based upon fiscal year 2025 performance, 33,834 shares of the Company’s common stock were settled into restricted stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date.

During the three months ended December 31, 2025, the Company granted two newly appointed non-employee directors restricted stock awards totaling 652 shares of common stock, with a vesting term of approximately one year and a fair value of $30.66 per share. During the three months ended December 31, 2024, the Company granted two newly appointed non-employee directors restricted stock awards totaling 610 shares of common stock, with a vesting term of approximately one year and a fair value of $32.74 per share.

Restricted stock transactions during the three months ended December 31, 2025, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	202,185	$27.64
Granted	151,170	29.37
Vested	(79,205)	49.99
Performance stock units settled into restricted stock	33,834	30.90
Forfeited	(3,332)	30.90
Unvested as of December 31, 2025	304,652	$23.16

Performance Stock Units

During the three months ended December 31, 2025, the Company granted 69,117 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2026 performance goals. Achievement of the goals can result in 50% to 150% of the shares being awarded, with two-thirds of the earned shares being issued as stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date. The Company has determined the fair value per underlying share of the performance stock unit awards to be $29.36 as of the grant date. The fair value of these performance stock unit awards is based on the closing market price of the Company’s common stock on the grant date and is recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of December 31, 2025, the Company believes it is probable that 100% of these performance stock unit awards will vest based on achievement of established performance goals and has recognized compensation cost accordingly.

During the three months ended December 31, 2024, the Company granted 50,747 performance stock units which entitled the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2025 performance goals. Achievement of the goals could result in 50%, 100%, or 150% of the shares being awarded, which have a vesting term of 3 years. The Company determined the fair value per underlying share of the performance stock unit awards was $30.90 as of the grant date.

During the three months ended December 31, 2025, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period, which resulted in a payout percentage of 100%. Of the 50,747 performance stock units earned, 16,913 shares of the Company’s common stock vested at settlement and 33,834 shares of the Company’s common stock were released as restricted stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date.

The following is a summary of performance stock unit activity during the three months ended December 31, 2025:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	50,747	$30.90
Granted	69,117	29.36
Vested	(16,913)	30.90
Performance stock units settled into restricted stock	(33,834)	30.90
Forfeited	-	-
Unvested as of December 31, 2025	69,117	$29.36

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2025, employees purchased 9,668 shares at a price of $24.78 per share. For the phase that ended on December 31, 2024, employees purchased 11,415 shares at a price of $26.35 per share.

After the employee purchase on December 31, 2025, 112,285 shares of common stock were available for future purchase under the ESPP.

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

Disaggregation of Revenue

The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Sales outside the United States are principally to customers in Canada, the Caribbean, Central/South America, and Mexico.

Revenues related to the following geographic areas were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2025	2024
United States	$32,405	$29,332
All other countries	1,936	366
Total net sales	$34,341	$29,698

The Company sells its products to the Broadband Service Provider marketplace. Broadband Service Providers are made up of Community Broadband, which includes local and regional telecom companies, utilities, municipalities and alternative carriers, also referred to as Tier 2 and Tier 3 customers; National Carriers, which includes large national and global wireline and wireless providers, also referred to as Tier 1 customers; Large Regional Service Providers with a national footprint; Multiple System Operators (“MSOs”), which include cable television companies; and international customers. In addition, Legacy is made up of services for original equipment manufacturers requiring copper and fiber cable assemblies built to their specification as well as other miscellaneous sales.

The percentages of our sales by markets were as follows for the three months ended:

	Three Months Ended December 31,
(In thousands)	2025	2024
Broadband service providers	100%	98%
Other customers (Legacy)	0%	2%
Total net sales	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of December 31, 2025, and September 30, 2025, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended December 31, 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 16% and 15% of net sales, respectively. These customers are distributors. For the three months ended December 31, 2024, the Company had two customers, Customer B and Customer A, which accounted for approximately 17% and 11% of net sales, respectively.

As of December 31, 2025, the Company had two customers, Customer C and Customer A, which accounted for approximately 19% and 14% of accounts receivable, respectively. These customers are distributors. As of September 30, 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 17% and 11% of accounts receivable, respectively.

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

(In thousands)	December 31, 2025	September 30, 2025
Raw materials	$36,715	$37,993
Work-in-process	1,824	2,369
Finished goods	13,350	14,107
Inventories, gross	51,889	54,469
Inventory reserve	(11,688)	(12,438)
Inventories, net	$40,201	$42,031

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of goodwill related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the three months ended December 31, 2025, there were no triggering events that indicate potential impairment exists. There were no changes in the carrying amount of goodwill for continuing operations for the three months ended December 31, 2025. The Company’s next annual test for goodwill impairment will be performed as of September 30, 2026 and will include an analysis of the value of goodwill for the Clearfield, Inc. reportable segment.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the United States Patent and Trademark Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of December 31, 2025, the Company has 65 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of prior acquisitions. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of our intangible assets related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the three months ended December 31, 2025, there were no triggering events that indicate potential impairment exists.

Finite lived intangible assets as of December 31, 2025, are as follows:

	December 31, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,965	$1,777
Certifications	8	1,068	1,051	17
Trademarks	8-10	563	554	9
Patents	20	1,454	293	1,161
Software	1-10	9,352	3,387	5,965
Totals		$16,179	$7,250	$8,929

Finite lived intangible assets as of September 30, 2025, are as follows:

	September 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,902	$1,840
Certifications	8	1,068	1,017	51
Trademarks	8-10	563	537	26
Patents	20	1,443	278	1,165
Software	1-10	9,101	2,830	6,271
Totals		$15,917	$6,564	$9,353

Amortization expense related to these assets was $686,000 and $488,000 for the three months ended December 31, 2025, and 2024, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2026 (remaining)	$1,738
FY 2027	1,266
FY 2028	1,007
FY 2029	901
FY 2030	694
Thereafter	3,323
Total	$8,929

Note 12. Segment Reporting

Following the classification of the Nestor Cables business as discontinued operations during the year ended September 30, 2025, the Company’s continuing operations represent one operating segment and one reportable segment. All segment information related to the discontinued Nestor Cables business has been excluded from continuing operations and is presented separately in Note 13 – Assets Held for Sale and Discontinued Operations.

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM reviews financial information and makes resource allocation decisions based on consolidated financial results, using net income (loss) as the measure of segment performance. The CODM considers budget-to-actual variances when making decisions regarding the allocation of resources and assessing performance of the segment. The components of net income (loss) reviewed by the CODM, including significant segment expenses, are identical to the captions presented in the Company’s condensed consolidated statements of earnings. Amounts for additional information required by ASC 280, Segment Reporting, including depreciation and amortization expense, stock-based compensation expense, and capital expenditures are identical to those presented in the Company’s condensed consolidated statements of cash flows. The CODM is not regularly provided additional expense information beyond what is presented in the condensed consolidated financial statements. Because the financial information used by the CODM is at the same level of detail as that presented in the condensed consolidated financial statements, no additional segment information is presented. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. In addition, a description of the types of products and services from which the reportable segment derives its revenues as well as the entity-wide information can be found in Note 8 – Revenue.

Note 13. Assets Held for Sale and Discontinued Operations

During the fourth quarter of fiscal year 2025, the Company committed to a plan to sell its Nestor Cables business. As of September 30, 2025, the criteria for classification as held for sale under ASC 205-20 were met. Accordingly, the assets and liabilities of the Nestor Cables business have been classified as held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2025. On November 11, 2025, the Company completed the sale of its Nestor Cables business for cash proceeds of $1. The historical results of the Nestor Cables business are reported as discontinued operations in the Company’s condensed consolidated financial statements.

Upon classification as held for sale, the Nestor Cables disposal group was measured at the lower of its carrying amount or fair value less costs to sell, resulting in an impairment charge of $16,589,000 recorded during the three months ended September 30, 2025. The total impairment charge included $2,022,000 related to the impairment of goodwill and $13,078,000 related to the impairment of the long-lived assets of the disposal group. No additional impairment was recorded during the three months ended December 31, 2025.

The following table summarizes the results of discontinued operations for the three months ended December 31, 2025 and 2024:

(in thousands)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Net sales	$4,012	$5,778
Cost of sales	3,685	6,271
Gross profit (loss)	327	(493)

Selling, general and administrative expenses	574	1,437
Operating loss	(247)	(1,930)

Interest expense	(108)	(100)

Loss from discontinued operations before income taxes	(355)	(2,030)
Income tax benefit	(18)	(479)
Loss from discontinued operations, net of tax	$(337)	$(1,551)

The major classes of assets and liabilities of the discontinued operations classified as held for sale on the consolidated balance sheets were as follows:

(in thousands)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$-	$942
Accounts receivable, net	-	8,094
Inventories, net	-	11,591
Other current assets	-	710
Current assets held for sale	$-	$21,337
Property, plant and equipment, net	$-	$2,953
Intangible assets, net	-	521
Right-of-use lease assets	-	2,842
Other non-current assets	-	(1,488)
Non-current assets held for sale	$-	$4,828
Current portion of lease liability	$-	$1,342
Current maturities of long-term debt	-	2,347
Accounts payable	-	3,390
Accrued compensation	-	2,265
Factoring liability	-	6,260
Other current liabilities	-	2,353
Current liabilities held for sale	$-	$17,957
Long-term portion of lease liability	$-	$7,468
Other non-current liabilities	-	5
Non-current liabilities held for sale	$-	$7,473

Note 14. Income Taxes

For the three months ended December 31, 2025, the Company recorded an income tax benefit of $1,000 reflecting an effective tax rate of 0.4%. The difference between the effective tax rate and the statutory tax rate for the three months ended was due to discrete events during the period, including excess tax shortfall from vesting of restricted stock.

For the three months ended December 31, 2024, the Company recorded an income tax expense of $53,000, reflecting an effective tax rate of (17.6%). The difference between the effective tax rate and the statutory tax rate for the three months ended December 31, 2024, was due to discrete events during the period, including excess tax shortfall from vesting of restricted stock.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of December 31, 2025, and September 30, 2025, a valuation allowance against the deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of December 31, 2025, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which include renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of goods sold and selling, general and administrative expense was as follows for the three months ended:

(In thousands) Operating lease expense under ASC842, Leases, within:	Three Months Ended December 31 2025	Three Months Ended December 31 2024
Cost of sales	$855	$871
Selling, general and administrative	72	77
Total lease expense	$927	$948

Future maturities of lease liabilities were as follows as of December 31, 2025:

(In thousands)	Operating Leases
FY 2026 (remaining)	$2,548
FY 2027	3,003
FY 2028	2,405
FY 2029	1,096
Total lease payments	9,052
Less: Interest	(973)
Present value of lease liabilities	$8,079

The weighted average term and weighted average discount rate for the Company’s leases as of December 31, 2025, were 2.88 years and 7.48%, respectively, compared 3.79 years and 7.31%, respectively, as of December 31, 2024. For the three months ended December 31, 2025, the operating cash outflows from the Company’s leases was $835,000 compared to $1,322,000 for the three months ended December 31, 2024.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s U.S. assets. The original maturity date of the line of credit was April 27, 2025. Borrowed amounts bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of December 31, 2025, the interest rate was 5.72%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations. On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025, to April 25, 2026.

As of December 31, 2025 and September 30, 2025, the Company had no borrowings against this line of credit. As of December 31, 2025 and September 30, 2025, the Company was in compliance with all applicable covenants. The line of credit is collateralized by Clearfield, Inc’s assets of $268,050,000 as of December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three months ended December 31, 2025, and 2024 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2025.

OVERVIEW

General

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

Segment Information

We are engaged in global operations. On November 11, 2025, the Company completed the sale of its Nestor Cables business, which was previously reported as the Nestor Cables Operating Segment. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of the Nestor Cables business are reported in our consolidated financial statements as discontinued operations. Following the sale of the Nestor Cables business, the continuing operations of the Company comprise one operating segment and one reportable segment. Unless otherwise stated below, all references in results of operations are to the Company’s continuing operations and not the discontinued operations.

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

Clearfield’s products allow its customers to connect more homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit service. Our products help make business services more profitable through faster building access, easier reconfiguration, and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G deployments in backhaul from the tower to the cloud and fiber fronthaul from the tower to the antenna at the cell site through better fiber management, test access, and fiber protection.

Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Tijuana, Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2025 VS. THREE MONTHS ENDED DECEMBER 31, 2024

Net sales for the three months ended December 31, 2025, were $34,341,000, an increase of approximately 16%, or $4,643,000 from net sales of $29,698,000 for the three months ended December 31, 2024. Net sales to Broadband Service Providers were $16,408,000 and $13,213,000 in the three months ended December 31, 2025 and 2024, respectively. In addition, the Company recorded $1,936,000 in international sales for the three months ended December 31, 2025 versus $366,000 for the three months ended December 31, 2024. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 6% and 1% of total net sales for the three months ended December 31, 2025 and 2024, respectively.

The increase in net sales for the three months ended December 31, 2025, of $4,643,000 compared to the three months ended December 31, 2024, was driven by increased sales to Community Broadband customers of $3,196,000, up 24%, International customers of $1,571,000, up 429%, Large Regional Service Provider customers of $413,000, up 6%, and MSO customers of $662,000, up 12%, partially offset by decreased sales to National Carrier customers of $710,000, down 26%. The increase in sales in the Community Broadband and International customer markets for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, is due to increased demand in the quarter to customers in these segments.

Order backlog as of December 31, 2025, was $22,763,000, a decrease of 8% compared to $24,651,000 as of September 30, 2025, and a decrease of $1,045,000, or 4%, from December 31, 2024. The decrease in backlog is due to normal winter seasonality and improved lead times.

Cost of sales for the three months ended December 31, 2025, was $22,953,000, an increase of $1,930,000, or 9%, from $21,023,000, for the three months ended December 31, 2024. Gross profit percent was 33.2% of net sales for the three months ended December 31, 2025, an increase from 29.2% of net sales for the three months ended December 31, 2024. Gross profit increased $2,713,000, or 31%, to $11,388,000 for the three months ended December 31, 2025, from $8,675,000 for the three months ended December 31, 2024. The improvement in gross margin from the prior year quarter was due to lower excess inventory charges in the continuing operations or Clearfield segment of $1,592,000, which resulted in a benefit to cost of goods sold of $695,000 in the current quarter, reflecting improved inventory utilization and beneficial recoveries from previously reserved inventory.

Selling, general and administrative expenses for the three months ended December 31, 2025, were $13,212,000 in comparison to $10,721,000 for the three months ended December 31, 2024, an increase of $2,491,000, or 23%. The increase is due to higher wages and benefit related expense of $1,512,000, increased professional services of $252,000, and increased stock-based compensation of $207,000.

Loss from continuing operations for the three months ended December 31, 2025, was $1,824,000 compared to loss from continuing operations of $2,046,000 for the three months ended December 31, 2024, a decrease of approximately 11%. The decreased loss from continuing operations is the result of increased net sales and gross profit margin as explained above.

Net investment income for the three months ended December 31, 2025, was $1,546,000 compared to $1,744,000 for the three months ended December 31, 2024. The decrease in net investment income is due to decreased interest income driven by lower interest rates earned on investments during the quarter.

The Company recorded an income tax benefit of $1,000 and income tax expense of $53,000 for the three months ended December 31, 2025, and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax rate for the three months ended December 31, 2025, increased to 0.4% from (17.6%) recorded for the three months ended December 31, 2024, due to higher percentage impact of discrete items and a lower level of pre-tax book loss for the three months ended December 31, 2025.

The Company’s net loss from continuing operations for the three months ended December 31, 2025, was $277,000, or $(0.02) per basic and diluted share compared to net loss from continuing operations for the three months ended December 31, 2024, of $355,000, or $(0.02) per basic and diluted share.

The Company’s net loss from discontinued operations for the three months ended December 31, 2025, was $337,000, or $(0.02) per basic and diluted share compared to net loss from discontinued operations for the three months ended December 31, 2024, of $1,551,000, or $(0.11) per basic and diluted share.

Liquidity and Capital Resources

As of December 31, 2025, our principal source of liquidity was our cash, cash equivalents, short-term investments and long-term investments. These sources total $156,726,000 as of December 31, 2025, compared to $165,799,000 as of September 30, 2025. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of December 31, 2025. The line of credit is secured by certain of the Company’s U.S. assets and matures April 25, 2026. We are in compliance with the debt covenants related to the line of credit. Our excess cash is invested mainly in CDs backed by the FDIC, Treasuries, and money market funds. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit, provide a more accurate indication of our available liquidity.

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

Operating Activities

Net cash used in operating activities totaled $1,440,000 for the three months ended December 31, 2025. This consisted of net loss from continuing operations of $277,000, non-cash expenses for depreciation and amortization of $1,615,000, stock-based compensation of $1,271,000, amortization of premium and discounts on investments of $117,000, and increased deferred income taxes of $375,000, in addition to changes in operating assets and liabilities providing and using cash. Changes in operating assets and liabilities providing cash include a decrease in inventories of $1,830,000 and a decrease in accounts receivable of $3,020,000. The decrease in inventory is due to the Company utilizing existing inventory on hand to fulfill customer orders to support sales demand. The decrease in accounts receivable is due to lower sales during the three months ended December 31, 2025, compared to the prior quarter. Days sales outstanding, which measures how quickly receivables are collected, increased eight days from 32 to 40 from December 31, 2024 to December 31, 2025. Changes in operating assets and liabilities using cash include an increase in other assets of $2,905,000 and a decrease in accounts payable and accrued expenses of $5,502,000, due to timing of payments and the payment of fiscal year 2025 incentive compensation accruals during the three months ended December 31, 2025.

Net cash provided by operating activities totaled $8,039,000 for the three months ended December 31, 2024. This consisted of a net loss from continuing operations of $355,000, non-cash expenses for depreciation and amortization of $1,513,000, stock-based compensation of $1,050,000, amortization of discounts on investments of $766,000 and increased deferred income taxes of $135,000, in addition to changes in operating assets and liabilities providing and using cash. The change in operating assets and liabilities providing cash was due to a decrease in inventory of $6,279,000 and a decrease in accounts receivable of $3,577,000. The decrease in inventory was due to decreased inventory purchases during the three months ending December 31, 2024, as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels. The decrease in accounts receivable is due to decreased net sales during the three months ended December 31, 2024. Days sales outstanding decreased 11 days to 32 days as of December 31, 2024, compared to 43 days from December 31, 2023. The change in operating assets and liabilities using cash was due to a decrease in accounts payable and accrued expenses of $2,221,000 due to timing of payments and the payment of fiscal year 2024 incentive compensation accruals during the three months ended December 31, 2024, along with an increase in other assets of $903,000 related to increases in prepaid taxes and prepaid expenses.

Net cash provided by operating activities of discontinued operations for the three months ended December 31, 2025, totaled $1,380,000. Cash provided by operations included net loss from discontinued operations of $337,000 and non-cash expenses for depreciation and amortization of $137,000, in addition to changes in operating assets and liabilities providing cash of $1,580,000.

Net cash used in operating activities of discontinued operations for the three months ended December 31, 2024, totaled $889,000. Cash used in operations included net loss from discontinued operations of $1,551,000, non-cash income and expenses for depreciation and amortization of $324,000, deferred tax assets of $771,000, and stock-based compensation of $89,000, in addition to changes in operating assets and liabilities providing cash of $1,018,000.

Investing Activities

We invest our excess cash in money market accounts, Treasuries, money market funds, and bank CDs. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the three months ended December 31, 2025, we received proceeds from the maturity of investment securities of $21,660,000 and used cash to purchase $19,953,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $988,000 of cash during the three months ended December 31, 2025. Cash used of $1,012,000 during the three months ended December 31, 2025, was attributable to the disposition of the Nestor Cables business and reflects cash paid for transaction-related costs directly associated with the sale.

During the three months ended December 31, 2024, we received proceeds from the maturity of investment securities of $54,476,000 and used cash to purchase $39,015,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $1,751,000 of cash during the three months ended December 31, 2024.

Net cash for investing activities of discontinued operations was zero for the three months ended December 31, 2025. Net cash used in investing activities of discontinued operations for the three months ended December 31, 2024, totaled $318,000 driven by cash used to purchase fixed and intangible assets.

Financing Activities

For the three months ended December 31, 2025, we used cash to repurchase $5,279,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $239,000 from employees’ participation and purchase of stock through our ESPP and used $997,000 for payment of withholding taxes for vesting of restricted stock grants. The Company used $57,000 related to payment of taxes associated with the issuance of common stock upon cashless exercise of stock options.

For the three months ended December 31, 2024, we used cash to repurchase $6,275,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $301,000 from employees’ participation and purchase of stock through our ESPP and used $491,000 for payment of withholding taxes for vesting of restricted stock grants.

Net cash used in financing activities of discontinued operations for the three months ended December 31, 2025, totaled $1,196,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables. Net cash provided by financing activities of discontinued operations for the three months ended December 31, 2024, totaled $77,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables.

CRITICAL ACCOUNTING ESTIMATES

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting estimates. The accounting estimates considered by management to be the most critical to the presentation of the financial statements because they require the most difficult, subjective, and complex judgments include stock-based compensation, impairment of long-lived assets, intangible assets and goodwill, and valuation of inventory.

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Management made no changes to the Company’s critical accounting estimates during the three months ended December 31, 2025.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three months ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “may,” “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “outlook,” or “continue” or comparable terminology are intended to identify forward-looking statements. Such forward looking statements include, for example, statements about the Company’s future revenue and operating performance, the impact of recent trade policy changes, including new and increased tariffs, retaliatory tariffs, trade disputes, and market and economic reactions to such changes, expected customer ordering patterns and future supply agreements with customers, expectations regarding the impact on our business of M&A activity among our customers, anticipated shipping on backlog and future lead times, future availability of components and materials from the Company’s supply chain, compliance with Build America Buy America (BABA) Act requirements, future availability of labor impacting our customers’ network builds, the impact of the Broadband Equity, Access, and Deployment (BEAD) Program, Rural Digital Opportunity Fund (RDOF) or other government programs on the demand for the Company’s products or timing of customer orders, the Company’s ability to match capacity to meet demand, expansion into new markets and trends in and growth of the FTTx markets, market segments or customer purchases, future goodwill analysis and other statements that are not historical facts. These statements are based upon the Company's current expectations and judgments about future developments in the Company's business. Certain important factors could have a material impact on the Company's performance, including, without limitation: we depend on the availability of sufficient supply of certain materials and global disruptions in the supply chain for these materials could prevent us from meeting customer demand for our products; we rely on single-source suppliers, which could cause delays, increase costs or prevent us from completing customer orders; changes in trade policy in the U.S. and other countries may adversely affect our business and results of operations; inflationary price pressures and uncertain availability of components, raw materials, labor and logistics used by us and our suppliers could negatively impact our profitability; a significant percentage of our sales in the last three fiscal years have been made to a small number of customers, and the loss of these major customers could adversely affect us; further consolidation among our customers may result in the loss of some customers and may reduce sales during the pendency of business combinations and related integration activities; our business is dependent on interdependent management information systems; we may be subject to risks associated with acquisitions, and the risks could adversely affect future operating results; adverse global economic conditions and geopolitical issues could have a negative effect on our business, and results of operations and financial condition; product defects or the failure of our products to meet specifications could cause us to lose customers and sales or to incur unexpected expenses; we are dependent on key personnel; cyber-security incidents, including ransomware, data breaches or computer viruses, could disrupt our business operations, damage our reputation, result in increased expense, and potentially lead to legal proceedings; natural disasters, extreme weather conditions or other catastrophic events could negatively affect our business, financial condition, and operating results; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; our business is dependent upon capital spending by broadband service providers, and any delay, reduction or cancellation in capital spending by broadband service providers could adversely affect our business; if the telecommunications market does not continue to expand, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results; changes in U.S. government funding programs may cause our customers and prospective customers to delay, reduce, or accelerate purchases, leading to unpredictable and irregular purchase cycles; intense competition in our industry may result in price reductions, lower gross profits and loss of market share; our success depends upon adequate protection of our patent and intellectual property rights; we face risks associated with expanding our sales outside of the United States; our operating results may fluctuate significantly from quarter to quarter, which may make budgeting for expenses difficult and may negatively affect the market price of our common stock; our stock price has been volatile historically and may continue to be volatile - the price of our common stock may fluctuate significantly; anti-takeover provisions in our organizational documents, Minnesota law and other agreements could prevent or delay a change in control of our Company; and other factors set forth in Part I, Item IA. “Risk Factors” of Clearfield's Annual Report on Form 10-K for the year ended September 30, 2025, Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these statements to reflect actual events unless required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no material changes in information that would have been provided in the context of Item 3 for the three months ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended December 31, 2025, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended December 31, 2025, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2025	-	$-	-	$8,393,000
November 1-30, 2025	33,032	30.18	-	28,393,000
December 1-31, 2025	179,019	29.32	179,019	23,144,000
Total	212,051	$29.46	179,019	$23,144,000

(1) Effective November 20, 2025, the Company’s board of directors increased the share repurchase program to an aggregate of $85 million from the prior $65 million commencing November 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 15, 2025, Cheryl Beranek, President and Chief Executive Officer, adopted a trading plan (with a first possible trade date of April 1, 2026) intended to satisfy Rule 10b5-1(c) to sell up to 180,000 shares of Clearfield, Inc. common stock over a period ending on September 30, 2027, subject to certain conditions.

ITEM 6. EXHIBITS

2.1 - Share Sale and Purchase Agreement dated November 11, 2025 by and between Clearfield, Inc. and Aki Eklund and Aleksanteri Pyrrö. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 17, 2025.)

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

3.2 – Amended and Restated Bylaws of Clearfield, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 12, 2025.)

10.1 – Form of Performance Stock Unit Award Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan for grants to executive officers commencing in 2025.

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2025 and September 30, 2025; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

February 9, 2026	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2026	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)