Form 10-Q
period 2026-03-31
Clearfield, Inc.
filed 2026-05-07
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of May 1, 2026
Common stock, par value $0.01	13,589,460

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	March 31, 2026 (Unaudited)	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$9,404	$21,493
Short-term investments	81,665	84,484
Accounts receivables, net	20,865	17,991
Inventories, net	36,920	42,031
Prepaid and other current assets	14,148	11,152
Current assets held for sale	-	21,337
Total current assets	163,002	198,488
Property, plant and equipment, net	9,453	9,682
Long-term investments	56,004	59,822
Goodwill	4,709	4,709
Intangible assets, net	8,398	9,353
Right-of-use lease assets	10,640	8,420
Deferred tax asset	10,852	10,263
Other non-current assets	489	608
Non-current assets held for sale	-	4,828
Total assets	$263,547	$306,173

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of lease liability	$2,892	$2,823
Accounts payable	3,678	7,028
Accrued compensation	5,015	6,598
Accrued expenses	1,108	2,197
Current liabilities held for sale	-	17,957
Total current liabilities	12,693	36,603
Other liabilities
Long-term portion of lease liability	8,047	5,934
Non-current liabilities held for sale	-	7,473
Total liabilities	20,740	50,010

Shareholders’ equity
Preferred stock, $0.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $0.01 par value; 13,618,216 and 13,839,675 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	136	138
Additional paid-in capital	137,045	147,382
Accumulated other comprehensive (loss) income	(144)	1,731
Retained earnings	105,770	106,912
Total shareholders’ equity	242,807	256,163
Total Liabilities and Shareholders’ Equity	$263,547	$306,173

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net sales	$34,391	$40,621	$68,732	$70,319

Cost of sales	23,230	26,660	46,183	47,683

Gross profit	11,161	13,961	22,549	22,636

Operating expenses
Selling, general and administrative	13,230	12,279	26,442	23,000
(Loss) income from continuing operations	(2,069)	1,682	(3,893)	(364)

Net investment income	1,365	1,588	2,911	3,332

(Loss) income from continuing operations before income taxes	(704)	3,270	(982)	2,968

Income tax (benefit) expense	(176)	722	(177)	775
(Loss) income from continuing operations, net of tax	(528)	2,548	(805)	2,193

Loss from discontinued operations, net of tax	-	(1,221)	(337)	(2,772)

Net (loss) income	$(528)	$1,327	$(1,142)	$(579)

(Loss) income per share
Basic
Continuing operations	$(0.04)	$0.18	$(0.06)	$0.16
Discontinued operations	-	(0.09)	(0.02)	(0.20)
Basic (loss) income per share	$(0.04)	$0.09	$(0.08)	$(0.04)

Diluted
Continuing operations	$(0.04)	$0.18	$(0.06)	$0.16
Discontinued operations	-	(0.09)	(0.02)	(0.20)
Diluted (loss) income per share	$(0.04)	$0.09	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic	13,670,470	14,095,341	13,771,086	14,154,830
Diluted	13,670,470	14,095,341	13,771,086	14,154,830

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Comprehensive (loss) income:
Net (loss) income	$(528)	$1,327	$(1,142)	$(579)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale investments	(307)	51	(202)	(74)
Unrealized gain (loss) on foreign currency translation	-	552	(1,673)	(419)
Total other comprehensive (loss) income	(307)	603	(1,875)	(493)

Total comprehensive (loss) income	$(835)	$1,930	$(3,017)	$(1,072)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the three months ended March 31, 2026				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2025	13,839	$138	$143,053	$163	$106,298	$249,652
Stock based compensation expense	-	-	1,318	-	-	1,318
Issuance of common stock under equity compensation plans, net	10	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(4)	-	-	(4)
Repurchase of common stock	(237)	(2)	(7,316)	-	-	(7,318)
Exercise of stock options, net of shares exchanged for payment	6	-	(6)	-	-	(6)
Other comprehensive loss	-	-	-	(307)	-	(307)
Net loss	-	-	-	-	(528)	(528)
Balance at March 31, 2026	13,618	$136	$137,045	$(144)	$105,770	$242,807

For the three months ended March 31, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance at December 31, 2024	14,132	$141	$154,254	$(17)	$113,057	$267,435
Stock based compensation expense	-	-	1,288	-	-	1,288
Issuance of common stock under equity compensation plans, net	14	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(4)	-	-	(4)
Repurchase of common stock	(155)	(1)	(4,738)	-	-	(4,739)
Exercise of stock options, net of shares exchanged for payment	1	-	(11)	-	-	(11)
Other comprehensive income	-	-	-	603	-	603
Net income	-	-	-	-	1,327	1,327
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the six months ended March 31, 2026				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2025	13,840	$138	$147,382	$1,731	$106,912	$256,163
Stock-based compensation expense	-	-	3,083	-	-	3,083
Issuance of common stock under employee stock purchase plan	10	-	239	-	-	239
Issuance of common stock under equity compensation plans, net	208	2	(2)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(34)	-	(1,001)	-	-	(1,001)
Exercise of stock options, net of shares exchanged for payment	10	-	(63)	-	-	(63)
Repurchase of common stock	(416)	(4)	(12,593)	-	-	(12,597)
Other comprehensive loss	-	-	-	(1,875)	-	(1,875)
Net loss	-	-	-	-	(1,142)	(1,142)
Balance at March 31, 2026	13,618	$136	$137,045	$(144)	$105,770	$242,807

For the six months ended March 31, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock-based compensation expense	-	-	2,427	-	-	2,427
Issuance of common stock under employee stock purchase plan	11	-	301	-	-	301
Issuance of common stock under equity compensation plans, net	119	2	(1)	-	-	1
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(494)	-	-	(494)
Exercise of stock options, net of shares exchanged for payment	1	-	(12)	-	-	(12)
Repurchase of common stock	(351)	(4)	(11,011)	-	-	(11,015)
Other comprehensive loss	-	-	-	(493)	-	(493)
Net loss	-	-	-	-	(579)	(579)
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities (continuing)
Net loss	$(1,142)	$(579)
Loss from discontinued operations, net of tax	337	2,772
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,190	3,061
Amortization of premium and discount on investments, net	(270)	(1,202)
Deferred taxes	(536)	(188)
Stock-based compensation	2,589	2,221
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(2,874)	(4,543)
Inventories, net	5,111	11,980
Other assets	(2,876)	(3,240)
Accounts payable and accrued expenses	(6,041)	2,168
Net cash (used in) provided by operating activities (continuing)	(2,512)	12,450

Cash flows from investing activities (continuing)
Purchases of property, plant and equipment and intangible assets	(2,007)	(3,074)
Purchases of investments	(52,009)	(59,234)
Proceeds from maturities of investments	58,660	75,176
Cash paid on disposal of business	(1,012)	-
Net cash provided by investing activities (continuing)	3,632	12,868

Cash flows from financing activities (continuing)
Proceeds from issuance of common stock under employee stock purchase plan	239	301
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(1,001)	(494)
Withholding related to exercise of stock options	(63)	(12)
Repurchase of common stock	(12,597)	(11,015)
Net cash used in financing activities (continuing)	(13,422)	(11,220)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	1,380	(2,252)
Net cash used in investing activities	-	(1,648)
Net cash (used in) provided by financing activities	(1,196)	2,465
Net cash provided by (used in) discontinued operations	184	(1,435)

Effect of exchange rates on cash and cash equivalents	(13)	18
Net (decrease) increase in cash and cash equivalents	(12,131)	12,681
Change in cash held for sale	42	806
Cash and cash equivalents, beginning of period	21,493	14,148
Cash and cash equivalents, end of period	$9,404	$27,635
Supplemental disclosures for cash flow information
Cash (refunded) paid for income taxes, net	$(21)	$403
Right of use assets obtained through lease liabilities	$3,553	$-
Non-cash financing activities
Cashless exercise of stock options	$2,388	$97

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” and “Clearfield,” refer to Clearfield, Inc. On November 11, 2025, the Company completed the sale of its Nestor Cables business. In connection with this sale, the historical results of the Nestor Cables business and certain assets and liabilities of this business are reported in our condensed consolidated financial statements as held for sale/discontinued operations beginning with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Our continuing operations comprise one operating segment and one reportable segment.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended March 31, 2026 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The standard is effective for our annual period beginning October 1, 2025. The Company is currently evaluating the impact of this standard on our financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 addresses the disaggregation of income statement expenses and aims to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. ASU 2024-03 can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this standard on our financial statements and related disclosures, including the Company’s adoption approach for ASU 2024-03 and anticipates adopting the standard for the annual period starting October 1, 2027.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the current stage-based capitalization model with a principles-based approach that permits capitalization of internal-use software costs once (1) management has authorized and committed to fund the project, and (2) it is probable the project will be completed and the software will function as intended. Costs incurred while significant development uncertainty exists must be expensed as incurred. ASU 2025-06 can be applied prospectively, retrospectively, or using a modified retrospective approach. The Company is evaluating the impact of this standard on our financial statements and related disclosures, including the Company’s adoption approach for ASU 2025-06 and anticipates adopting the standard for the annual period starting October 1, 2028.

Note 2. Net (Loss) Income Per Share

Basic net (loss) income per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net (loss) income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

The following is a reconciliation of the numerator and denominator of the net (loss) income per common share computations for the three and six months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except share data)	2026	2025	2026	2025
Net (loss) income	$(528)	$1,327	$(1,142)	$(579)
Net (loss) income from continuing operations	(528)	2,548	(805)	2,193
Weighted average common shares	13,670,470	14,095,341	13,771,086	14,154,830
Dilutive potential common shares	-	-	-	-
Weighted average dilutive common shares outstanding	13,670,470	14,095,341	13,771,086	14,154,830
Net (loss) income per share:
Basic
Continuing operations	$(0.04)	$0.18	$(0.06)	$0.16
Discontinued operations	$-	$(0.09)	$(0.02)	$(0.20)
Diluted
Continuing operations	$(0.04)	$0.18	$(0.06)	$0.16
Discontinued operations	$-	$(0.09)	$(0.02)	$(0.20)

For the three and six months ended March 31, 2026, 139,791 and 185,779 stock options, as well as 51,838 and 60,477 performance stock units respectively, were not included in the computation of diluted net (loss) income per share because the effect would have been anti-dilutive. For the three and six months ended March 31, 2025, 400,266 and 402,551 stock options as well as 76,121 and 76,121 performance stock units, respectively, were not included in the computation of diluted net (loss) income per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	March 31, 2026	September 30, 2025
Cash and cash equivalents:
Cash, including money market accounts	$7,249	$5,732
Money market funds	2,155	15,761
Total cash and cash equivalents	$9,404	$21,493

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

As of March 31, 2026, available-for-sale investments consisted of the following:

	March 31, 2026
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$81,381	$66	$(28)	$81,419
Certificates of deposit	248	-	(2)	246
Investment securities – short-term	$81,629	$66	$(30)	$81,665
Long-Term
U.S. treasury securities	$56,224	$-	$(220)	$56,004
Investment securities – long-term	$56,224	$-	$(220)	$56,004

As of September 30, 2025, available-for-sale investments consisted of the following:

	September 30, 2025
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$84,192	$119	$(70)	$84,241
Certificates of deposit	248	-	(5)	243
Investment securities – short-term	$84,440	$119	$(75)	$84,484
Long-Term
U.S. treasury securities	$59,794	$62	$(34)	$59,822
Investment securities – long-term	$59,794	$62	$(34)	$59,822

As of March 31, 2026, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$76,044	$(238)	$2,788	$(10)
Certificates of deposit	-	-	246	(2)
Investment securities	$76,044	$(238)	$3,034	$(12)

As of September 30, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$40,330	$(36)	$24,380	$(68)
Certificates of deposit	-	-	243	(5)
Investment securities	$40,330	$(36)	$24,623	$(73)

As of March 31, 2026, and September 30, 2025, there were six securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of March 31, 2026, and September 30, 2025, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is limited credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three and six months ended March 31, 2026, and the fiscal year ended September 30, 2025.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of March 31, 2026, according to the three-level fair value hierarchy:

	Fair Value Measurements as of March 31, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,155	$2,155	$-	$-
Total cash equivalents	$2,155	$2,155	$-	$-
Investment securities:
U.S. Treasury securities	$137,423	$-	$137,423	$-
Certificates of deposit	246	-	246	-
Total investment securities	$137,669	$-	$137,669	$-

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

During the three and six months ended March 31, 2026 and the fiscal year ended September 30, 2025, the Company owned no Level 3 securities and there were no transfers within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three and six months ended March 31, 2026. For the fiscal year ended September 30, 2025, the Company re-measured certain non-financial assets to fair value related to the impairment of goodwill and long-lived assets of the Nestor Cables business. See Note 13 for further details.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax for the three and six months ended March 31, 2026, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2025	$58	$1,673	$1,731
Other comprehensive income (loss) for the three months ended December 31, 2025	105	(1,673)	(1,568)
Balances at December 31, 2025	$163	$-	$163
Other comprehensive (loss) for the three months ended March 31, 2026	(307)	-	(307)
Balances at March 31, 2026	$(144)	$-	$(144)

Changes in components of other comprehensive income (loss), net of tax for the three and six months ended March 31, 2025, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)
Other comprehensive income for the three months ended March 31, 2025	51	552	603
Balances at March 31, 2025	$(8)	$594	$586

Note 7. Stock-Based Compensation

The Company recorded $1,318,000 and $2,589,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2026, respectively. For the three months ended March 31, 2026, $1,285,000 of this expense is included in selling, general and administrative expense, and $33,000 is included in cost of sales. For the six months ended March 31, 2026, $2,514,000 of this expense is included in selling, general and administrative expense, and $75,000 is included in cost of sales As of March 31, 2026, $9,088,000 of total unrecognized compensation expense related to non-vested restricted stock awards, performance share units and stock options is expected to be recognized over a period of approximately 2.6 years.

The Company recorded $1,171,000 and $2,221,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2025, respectively. For the three months ended March 31, 2025, $1,119,000 of this expense is included in selling, general and administrative expense, and $52,000 is included in cost of sales. For the six months ended March 31, 2025, $2,132,000 of this expense is included in selling, general and administrative expense, and $89,000 is included in cost of sales. As of March 31, 2025, $7,123,000 of total unrecognized compensation expense related to non-vested restricted stock awards and stock options is expected to be recognized over a period of approximately 2.6 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the six months ended March 31, 2026, the Company did not grant any employees non-qualified stock options. During the six months ended March 31, 2025, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share.

Options are granted with exercise prices at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the six months ended March 31, 2026:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2025	261,465	$41.30
Granted	-	-
Exercised	(86,771)	27.52
Forfeited or expired	(34,903)	36.62
Outstanding as of March 31, 2026	139,791	$51.01

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of March 31, 2026, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.77 years and their aggregate intrinsic value was $2,123,630.

Restricted Stock

During the six months ended March 31, 2026, the Company granted employees restricted stock awards totaling 150,518 shares of common stock, with a vesting term of approximately three years and a fair value of $29.36 per share based on the stock price on the grant date. During the six months ended March 31, 2025, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date.

During the six months ended March 31, 2026, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period. Based upon fiscal year 2025 performance, 33,834 shares of the Company’s common stock were settled into restricted stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date.

During the six months ended March 31, 2026, the Company granted two newly appointed non-employee directors restricted stock awards totaling 652 shares of common stock, with a vesting term of approximately one year and a fair value of $30.66 per share. During the six months ended March 31, 2025, the Company granted two newly appointed non-employee directors restricted stock awards totaling 610 shares of common stock, with a vesting term of approximately one year and a fair value of $32.74 per share.

During the six months ended March 31, 2026, the Company granted the non-employee directors restricted stock awards totaling 17,808 shares of common stock, with a vesting term of approximately one year and a fair value of $31.44 per share. During the six months ended March 31, 2025, the Company granted the non-employee directors restricted stock awards totaling 17,886 shares of common stock, with a vesting term of approximately one year and a fair value of $32.42 per share.

Restricted stock transactions during the six months ended March 31, 2026, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	202,185	$27.64
Granted	168,978	29.58
Vested	(96,811)	46.89
Performance stock units settled into restricted stock	33,834	30.90
Forfeited	(11,780)	29.69
Unvested as of March 31, 2026	296,406	$22.81

Performance Stock Units

During the six months ended March 31, 2026, the Company granted 69,117 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2026 performance goals. Achievement of the goals can result in 50% to 150% of the shares being awarded, with two-thirds of the earned shares being issued as stock subject to restrictions on transfer that will lapse in equal amounts on the first two anniversaries of the settlement date. The Company has determined the fair value per underlying share of the performance stock unit awards to be $29.36 as of the grant date. The fair value of these performance stock unit awards is based on the closing market price of the Company’s common stock on the grant date and is recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of March 31, 2026, the Company believes it is probable that approximately 75% of these performance stock unit awards will vest based on achievement of established performance goals and has recognized compensation expense accordingly.

During the six months ended March 31, 2026, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period, which resulted in a payout percentage of 100%. Of the 50,747 performance stock units earned, 16,913 shares of the Company’s common stock vested at settlement and 33,834 shares of the Company’s common stock were released as restricted stock subject to restrictions on transfer that will lapse in equal amounts on the first two anniversaries of the settlement date.

The following is a summary of performance stock unit activity during the six months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	50,747	$30.90
Granted	69,117	29.36
Vested	(16,913)	30.90
Performance stock units settled into restricted stock	(33,834)	30.90
Forfeited	-	-
Unvested as of March 31, 2026	69,117	$29.36

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

Revenues related to the following geographic areas were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2026	2025	2026	2025
United States	$33,892	$39,844	$66,296	$69,176
All other countries	499	777	2,436	1,143
Total net sales	$34,391	$40,621	$68,732	$70,319

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

The percentages of our sales by markets were as follows for the three and six months ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Broadband service providers	100%	98%	100%	98%
Other customers (Legacy)	0%	2%	0%	2%
Total net sales	100%	100%	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of March 31, 2026, and September 30, 2025, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended March 31, 2026, the Company had three customers, Customer A, Customer B and Customer C, which accounted for approximately 15%, 15% and 13% of net sales, respectively. Two of these customers are distributors and one is a large regional broadband service provider. For the six months ended March 31, 2026, the Company had three customers, Customer A, Customer B and Customer C, which accounted for approximately 15%, 14% and 11% of net sales, respectively.

For the three months ended March 31, 2025, the Company had three customers, Customer A, Customer B and Customer C, which accounted for approximately 16%, 14% and 14% of net sales, respectively. Two of these customers are distributors and one is a large regional broadband service provider. For the six months ended March 31, 2025, the Company had three customers, Customer A, Customer B and Customer C, which accounted for approximately 16%, 13% and 12% of net sales, respectively.

As of March 31, 2026, the Company had two customers, Customer A and Customer B, which accounted for approximately 29% and 13% of accounts receivable, respectively. One of these customers is a distributor and one is a large regional broadband service provider. As of September 30, 2025, the Company had two customers, Customer A and Customer B, which accounted for approximately 17% and 11% of accounts receivable, respectively. Both of these customers are distributors.

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

(In thousands)	March 31, 2026	September 30, 2025
Raw materials	$33,672	$37,993
Work-in-process	2,717	2,369
Finished goods	11,800	14,107
Inventories, gross	48,189	54,469
Inventory reserve	(11,269)	(12,438)
Inventories, net	$36,920	$42,031

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of goodwill related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the six months ended March 31, 2026, there were no triggering events that indicate potential impairment exists. There were no changes in the carrying amount of goodwill for continuing operations for the three and six months ended March 31, 2026. The Company’s next annual test for goodwill impairment will be performed as of September 30, 2026 and will include an analysis of the value of goodwill for the Clearfield, Inc. reportable segment.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the United States Patent and Trademark Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of March 31, 2026, the Company has 68 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of prior acquisitions. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of our intangible assets related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the six months ended March 31, 2026, there were no triggering events that indicate potential impairment exists.

Finite lived intangible assets as of March 31, 2026, are as follows:

	March 31, 2026
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$2,027	$1,715
Certifications	8	1,068	1,068	-
Trademarks	8-10	563	563	-
Patents	20	1,495	310	1,185
Software	1-10	9,410	3,912	5,498
Totals		$16,278	$7,880	$8,398

Finite lived intangible assets as of September 30, 2025, are as follows:

	September 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,902	$1,840
Certifications	8	1,068	1,017	51
Trademarks	8-10	563	537	26
Patents	20	1,443	278	1,165
Software	1-10	9,101	2,830	6,271
Totals		$15,917	$6,564	$9,353

Amortization expense related to these assets was $1,316,000 and $1,016,000 for the six months ended March 31, 2026, and 2025, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2026 (remaining)	$1,138
FY 2027	1,293
FY 2028	1,032
FY 2029	921
FY 2030	708
Thereafter	3,306
Total	$8,398

Note 12. Segment Reporting

Following the classification of the Nestor Cables business as discontinued operations in the fourth quarter of the year ended September 30, 2025, the Company’s continuing operations represent one operating segment and one reportable segment. All segment information related to the discontinued Nestor Cables business has been excluded from continuing operations and is presented separately in Note 13 – Assets Held for Sale and Discontinued Operations.

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

Upon classification as held for sale, the Nestor Cables disposal group was measured at the lower of its carrying amount or fair value less costs to sell, resulting in an impairment charge of $16,589,000 recorded during the three months ended September 30, 2025. The total impairment charge included $2,022,000 related to the impairment of goodwill and $13,078,000 related to the impairment of the long-lived assets of the disposal group. No additional impairment was recorded during the three and six months ended March 31, 2026.

The following table summarizes the results of discontinued operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Net sales	$-	$6,547	$4,012	$12,325
Cost of sales	-	6,316	3,685	12,587
Gross profit (loss)	-	231	327	(262)

Selling, general and administrative expenses	-	1,651	574	3,087
Operating loss	-	(1,420)	(247)	(3,349)

Interest expense	-	(68)	(108)	(169)

Loss from discontinued operations before income taxes	-	(1,488)	(355)	(3,518)
Income tax benefit	-	(267)	(18)	(746)
Loss from discontinued operations, net of tax	$-	$(1,221)	$(337)	$(2,772)

The major classes of assets and liabilities of the discontinued operations classified as held for sale on the consolidated balance sheets were as follows:

(in thousands)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$-	$942
Accounts receivable, net	-	8,094
Inventories, net	-	11,591
Other current assets	-	710
Current assets held for sale	$-	$21,337
Property, plant and equipment, net	$-	$2,953
Intangible assets, net	-	521
Right-of-use lease assets	-	2,842
Other non-current assets	-	(1,488)
Non-current assets held for sale	$-	$4,828
Current portion of lease liability	$-	$1,342
Current maturities of long-term debt	-	2,347
Accounts payable	-	3,390
Accrued compensation	-	2,265
Factoring liability	-	6,260
Other current liabilities	-	2,353
Current liabilities held for sale	$-	$17,957
Long-term portion of lease liability	$-	$7,468
Other non-current liabilities	-	5
Non-current liabilities held for sale	$-	$7,473

Note 14. Income Taxes

For the three and six months ended March 31, 2026, the Company recorded an income tax benefit of $176,000 and $177,000, reflecting an effective tax rate of 25.0% and 18.0%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended was primarily due to the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code, which increased the effective tax rate, and discrete events during the period, including impact of excess tax benefits from the vesting of restricted stock, which reduced the income tax benefit recognized during the period.

For the three and six months ended March 31, 2025, the Company recorded an income tax expense of $722,000 and $775,000, reflecting an effective tax rate of 22.1% and 26.1%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and six months ended March 31, 2025, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock as well as a decrease in pre-tax book loss from continuing operations.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of March 31, 2026, and September 30, 2025, a valuation allowance against its U.S. deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of March 31, 2026, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

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

The Company additionally leases an approximately 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The original lease term was five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. In March 2026, the Company notified the landlord that the Company is exercising its right to extend the term of the lease. As a result of this notification, management determined that exercise of the right to extend the lease became reasonably certain, and the Company remeasured the associated right-of-use asset and lease liability accordingly. The remeasurement resulted in an increase to the right-of-use asset and corresponding liability of $3,553,000. In April 2026, the Company signed a lease amendment that extends the term of the lease for an additional period of 61 months to end on April 30, 2032.

Right-of-use lease assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which include renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows for the three and six months ended:

(In thousands) Operating lease expense under ASC842, Leases, within:	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cost of sales	$794	$870	$1,649	$1,741
Selling, general and administrative	57	68	129	145
Total lease expense	$851	$938	$1,778	$1,886

Future maturities of lease liabilities were as follows as of March 31, 2026:

(In thousands)	Operating Leases
FY 2026 (remaining)	$1,710
FY 2027	3,401
FY 2028	3,222
FY 2029	1,942
FY 2030	876
Thereafter	1,447
Total lease payments	12,598
Less: Interest	(1,659)
Present value of lease liabilities	$10,939

The weighted average term and weighted average discount rate for the Company’s leases as of March 31, 2026, were 4.10 years and 7.15%, respectively, compared 3.56 years and 7.34%, respectively, as of March 31, 2025. For the three and six months ended March 31, 2026, the operating cash outflows from the Company’s leases were $838,000 and $1,673,000, respectively, compared to $819,000 and $1,635,000 for the three and six months ended March 31, 2025, respectively.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s assets. The original maturity date of the line of credit was April 27, 2025. Borrowed amounts bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of March 31, 2026, the interest rate was 5.52%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations. On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025, to April 25, 2026. On April 25, 2026, the Company entered into an amendment to the loan agreement that, among other things, (i) extended the maturity of the line of credit from April 25, 2026, to July 24, 2026, (ii) incorporated updated interest and payment provisions into the loan agreement that had previously been included in the promissory note issued under the loan agreement, (iii) added several events that constitute a default under the loan agreement, and (iv) added a jury trial waiver for any judicial proceedings in which the parties are involved which arise out of or are related to the loan agreement.

As of March 31, 2026 and September 30, 2025, the Company had no borrowings against this line of credit. As of March 31, 2026 and September 30, 2025, the Company was in compliance with all applicable covenants. The line of credit is collateralized by the Company’s assets of $263,547,000 as of March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and six months ended March 31, 2026, and 2025 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Clearfield’s products allow its customers to connect more homes in their Fiber to the Home (“FTTH”) builds by using fewer resources in less time. Our products speed up the time to revenue for our service provider customers in Multiple Dwelling Units (“MDUs”) and Multiple Tenant Units (“MTUs”) by reducing the amount of labor and materials needed to provide gigabit broadband service. Our products help make our customers’ business services more profitable through faster building access, easier reconfiguration, and quicker services turn-up. Finally, Clearfield is removing barriers to wireless 4G/5G deployments in backhaul from the tower to the cloud and fiber fronthaul from the tower to the antenna at the cell site through better fiber management, test access, and fiber protection.

Substantially all of the final build and assembly is completed at Clearfield’s plants in Brooklyn Park, Minnesota and Tijuana, Mexico, with manufacturing support from a network of domestic and global manufacturing partners. Clearfield specializes in producing these products on both a quick-turn and scheduled delivery basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

Net sales for the three months ended March 31, 2026, were $34,391,000, a decrease of approximately 15%, or $6,230,000 from net sales of $40,621,000 for the three months ended March 31, 2025. Net sales to Broadband Service Providers were $16,461,000 and $18,002,000 in the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recorded $499,000 in international sales for the three months ended March 31, 2026 versus $777,000 for the three months ended March 31, 2025. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 1% and 2% of total net sales for the three months ended March 31, 2026 and 2025, respectively. Net sales to Legacy customers were $0 in the three months ended March 31, 2026 versus $710,000 in the three months ended March 31, 2025.

The decrease in net sales for the three months ended March 31, 2026, of $6,230,000 compared to the three months ended March 31, 2025, was primarily driven by decreased sales to MSO customers of $2,905,000, down 38%, Community Broadband customers of $1,541,000, down 9%, Large Regional Service Provider customers of $1,077,000, down 10%, and International customers of $278,000, down 36%, partially offset by increased sales to National Carrier customers of $281,000, up 13%. The decrease in sales in the MSO, Community Broadband and Large Regional customer markets for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is due to decreased demand in the quarter to customers in these segments and the effect on customers of delays in the BEAD program.

Order backlog as of March 31, 2026, was $31,647,000, an increase of 39% compared to $22,763,000 as of December 31, 2025, and an increase of $3,463,000, or 12%, from March 31, 2025. The increase in backlog is due to normal seasonality.

Cost of sales for the three months ended March 31, 2026, was $23,230,000, a decrease of $3,430,000, or 13%, from $26,660,000, for the three months ended March 31, 2025. Gross profit percent was 32.5% of net sales for the three months ended March 31, 2026, a decrease from 34.4% of net sales for the three months ended March 31, 2025. Gross profit decreased $2,800,000, or 20%, to $11,161,000 for the three months ended March 31, 2026, from $13,961,000 for the three months ended March 31, 2025. Gross margin as a percentage of net sales decreased compared to the prior period, primarily driven by lower overhead absorption resulting from reduced sales volumes, as fixed manufacturing costs were spread over a smaller revenue base.

Selling, general and administrative expenses for the three months ended March 31, 2026, were $13,230,000 in comparison to $12,279,000 for the three months ended March 31, 2025, an increase of $951,000, or 8%. The increase is due to higher wages and benefit related expense of $236,000, increased software costs of $360,000, and increased stock-based compensation of $167,000.

Loss from continuing operations for the three months ended March 31, 2026, was $2,069,000 compared to income from continuing operations of $1,682,000 for the three months ended March 31, 2025, a decrease of approximately 223%. The loss from continuing operations is the result of decreased net sales and gross profit margin and increased selling, general and administrative expenses as explained above.

Net investment income for the three months ended March 31, 2026, was $1,365,000 compared to $1,588,000 for the three months ended March 31, 2025. The decrease in net investment income is due to decreased interest income driven by lower interest rates earned on investments during the quarter.

The Company recorded an income tax benefit of $176,000 and income tax expense of $722,000 for the three months ended March 31, 2026, and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax rate for the three months ended March 31, 2026, was 25.0% compared to 22.1% for the three months ended March 31, 2025. The income tax rate for the three months ended March 31, 2026, approximated the Company's estimated annual effective tax rate, reflecting the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code being partially offset by excess tax benefits from the vesting of restricted stock. The income tax rate for the three months ended March 31, 2025, was lower than the statutory rate primarily due to the impact of discrete tax items, including excess tax shortfall from the vesting of restricted stock.

The Company’s net loss from continuing operations for the three months ended March 31, 2026, was $528,000, or $(0.04) per basic and diluted share compared to net income from continuing operations for the three months ended March 31, 2025, of $2,548,000, or $0.18 per basic and diluted share.

The Company’s net loss from discontinued operations for the three months ended March 31, 2026, was $0, or $0.00 per basic and diluted share compared to net loss from discontinued operations for the three months ended March 31, 2025, of $1,221,000, or $(0.09) per basic and diluted share. The decrease in net loss from discontinued operations is due to the sale of the Nestor Cables business in the first quarter of fiscal 2026.

SIX MONTHS ENDED MARCH 31, 2026 VS. SIX MONTHS ENDED MARCH 31, 2025

Net sales for the six months ended March 31, 2026, were $68,732,000, a decrease of approximately 2%, or $1,587,000, from net sales of $70,319,000 for the six months ended March 31, 2025. Net sales to Broadband Service Providers were $32,869,000 and $31,214,000 in the six months ended March 31, 2026 and 2025, respectively. In addition, the Company recorded $2,436,000 in international sales for the six months ended March 31, 2026 versus $1,143,000 for the six months ended March 31, 2025. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 4% and 2% of total net sales for the six months ended March 31, 2026 and March 31, 2025, respectively. Net sales to Legacy customers were $0 in the six months ended March 31, 2026 versus $1,199,000 in the six months ended March 31, 2025.

The decrease in net sales for the six months ended March 31, 2026, of $1,587,000 compared to the six months ended March 31, 2025, was primarily driven by decreased sales to MSO customers of $2,243,000, down 17%, Large Regional Service Provider customers of $664,000, down 4%, and National Carrier customers of $429,000, down 9%, partially offset by increased sales to Community Broadband customers of $1,654,000, up 5%, and International customers of $1,293,000, up 113%. The decrease in sales across these markets for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, is due to seasonality and lumpiness in early build season orders and the effect on customers of delays in the BEAD program. In addition, the reduction in sales of the Legacy market is due to the sale of this product line in September, 2025.

Cost of sales for the six months ended March 31, 2026, was $46,183,000, a decrease of $1,500,000, or 3%, from $47,683,000 for the six months ended March 31, 2025. Gross profit percent remained consistent at 32.8% of net sales for the six months ended March 31, 2026, when compared to 32.2% of net sales for the six months ended March 31, 2025. Gross profit decreased $87,000, or 0.4%, to $22,549,000 for the six months ended March 31, 2026, from $22,636,000 for the six months ended March 31, 2025.

Selling, general and administrative expenses increased $3,442,000, or 15%, to $26,442,000 for the six months ended March 31, 2026, from $23,000,000 for the six months ended March 31, 2025. The increase is due to higher wages and performance-based compensation accruals of $1,748,000, increased IT maintenance and services of $540,000, increased professional services of $247,000, and increased stock-based compensation of $382,000.

Loss from continuing operations for the six months ended March 31, 2026 was $3,893,000 compared to loss from continuing operations of $364,000 for the six months ended March 31, 2025, an increase of approximately 970%. The increase is the result of decreased net sales and increased selling, general and administrative expenses as explained above.

Net investment income for the six months ended March 31, 2026, was $2,911,000 compared to $3,332,000 for the six months ended March 31, 2025. The decrease in interest income is due to lower interest rates on investments during the six months ended March 31, 2026.

The Company recorded an income tax benefit of $177,000 and income tax expense of $775,000 for the six months ended March 31, 2026, and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $952,000 for the six months ended March 31, 2026, compared to six months ended March 31, 2025, is primarily due to increased loss from continuing operations. The income tax rate for the six months ended March 31, 2026, was 18.0% compared to 26.1% for the six months ended March 31, 2025. The income tax rate for the six months ended March 31, 2026, was lower than the statutory rate primarily due to discrete tax benefits recognized during the period, including excess tax benefits from the vesting of restricted stock, which reduced the income tax benefit recognized. The income tax rate for the six months ended March 31, 2025, was higher than the statutory rate primarily due to discrete tax items, including excess tax shortfall from the vesting of restricted stock.

The Company’s net loss from continuing operations for the six months ended March 31, 2026, was $805,000 or $(0.06) per basic share and diluted share. The Company’s net income for the six months ended March 31, 2025, was $2,193,000, or $0.16 per basic share and diluted share. The basic and diluted loss per share for the six months ended March 31, 2026, as compared to the net income for the six months ended March 31, 2025, was due to decreased sales and increased selling, general and administrative expenses as detailed above.

The Company’s net loss from discontinued operations for the six months ended March 31, 2026, was $337,000, or $(0.02) per basic and diluted share compared to net loss from discontinued operations for the six months ended March 31, 2025, of $2,772,000, or $(0.20) per basic and diluted share. The decrease in net loss from discontinued operations is due to the sale of the Nestor Cables business in the first quarter of fiscal 2026.

Liquidity and Capital Resources

As of March 31, 2026, our principal source of liquidity was our cash, cash equivalents, short-term investments and long-term investments. These sources total $147,073,000 as of March 31, 2026, compared to $165,799,000 as of September 30, 2025. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of March 31, 2026. The line of credit is secured by certain of the Company’s assets and matures July 24, 2026. We are in compliance with the debt covenants related to the line of credit. Our excess cash is invested mainly in CDs backed by the FDIC, Treasuries, and money market funds. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit, provide a more accurate indication of our available liquidity.

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

Operating Activities

Net cash used in operating activities totaled $2,512,000 for the six months ended March 31, 2026. This consisted of net loss from continuing operations of $805,000, non-cash expenses for depreciation and amortization of $3,190,000, stock-based compensation of $2,589,000, amortization of premium and discounts on investments of $270,000, and increased deferred income taxes of $536,000, in addition to changes in operating assets and liabilities providing and using cash. Changes in operating assets and liabilities providing cash include a decrease in inventories of $5,111,000. The decrease in inventory is due to the Company utilizing existing inventory on hand to fulfill customer orders to support sales demand. Changes in operating assets and liabilities using cash include an increase in accounts receivable of $2,874,000, other assets of $2,876,000, and a decrease in accounts payable and accrued expenses of $6,041,000, due to timing of payments and the payment of fiscal year 2025 incentive compensation accruals during the six months ended March 31, 2026. The increase in accounts receivable is due to the timing of sales, which were concentrated near the end of the reporting period during the six months ended March 31, 2026. The increase in other assets is due to overpayment of income taxes and increase in prepaid expenses. Days sales outstanding, which measures how quickly receivables are collected, increased 12 days from 39 to 51 from March 31, 2025 to March 31, 2026.

Net cash provided by operating activities totaled $12,450,000 for the six months ended March 31, 2025. This consisted of a net income from continuing operations of $2,193,000, non-cash expenses for depreciation and amortization of $3,061,000, stock-based compensation of $2,221,000, amortization of discounts on investments of $1,202,000 and increased deferred income taxes of $188,000, in addition to changes in operating assets and liabilities providing and using cash. The change in operating assets and liabilities providing cash include a decrease in inventory of $11,980,000 and an increase in accounts payable and accrued expenses of $2,168,000 due to timing of payments. The decrease in inventory was due to decreased inventory purchases during the six months ending March 31, 2025, as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels. The change in operating assets and liabilities using cash was due to an increase in accounts receivable of $4,543,000 and other assets of $3,240,000. The increase in accounts receivable is due to the timing of sales, which were concentrated near the end of the reporting period during the six months ended March 31, 2025. The increase in other assets is due to the recognition of a deferred tax asset and increase in prepaid expenses. Days sales outstanding decreased two days from 41 to 39 from March 31, 2024 to March 31, 2025.

Net cash provided by operating activities of discontinued operations for the six months ended March 31, 2026, totaled $1,380,000. Cash provided by operations included net loss from discontinued operations of $337,000 and non-cash expenses for depreciation and amortization of $136,000, in addition to changes in operating assets and liabilities providing cash of $1,580,000.

Net cash used in operating activities of discontinued operations for the six months ended March 31, 2025, totaled $2,252,000. Cash used in operations included net loss from discontinued operations of $2,772,000, non-cash income and expenses for depreciation and amortization of $650,000, deferred tax assets of $703,000, and stock-based compensation of $206,000, in addition to changes in operating assets and liabilities providing cash of $367,000.

Investing Activities

We invest our excess cash in money market accounts, Treasuries, money market funds, and bank CDs. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the six months ended March 31, 2026, we received proceeds from the maturity of investment securities of $58,660,000 and used cash to purchase $52,009,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,007,000 of cash during the six months ended March 31, 2026. Cash used of $1,012,000 during the six months ended March 31, 2026, was attributable to the disposition of the Nestor Cables business and reflects cash paid for transaction-related costs directly associated with the sale.

During the six months ended March 31, 2025, we received proceeds from the maturity of investment securities of $75,176,000 and used cash to purchase $59,234,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $3,074,000 of cash during the six months ended March 31, 2025.

Net cash for investing activities of discontinued operations was zero for the six months ended March 31, 2026. Net cash used in investing activities of discontinued operations for the six months ended March 31, 2025, totaled $1,648,000, driven by cash used to purchase fixed and intangible assets.

Financing Activities

For the six months ended March 31, 2026, we used cash to repurchase $12,597,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $239,000 from employees’ participation and purchase of stock through our ESPP and used $1,001,000 for payment of withholding taxes for vesting of restricted stock grants. The Company used $63,000 related to payment of taxes associated with the issuance of common stock upon cashless exercise of stock options.

For the six months ended March 31, 2025, we used cash to repurchase $11,015,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $301,000 from employees’ participation and purchase of stock through our ESPP and used $494,000 for payment of withholding taxes for vesting of restricted stock grants. The Company used $12,000 related to payment of taxes associated with the issuance of common stock upon cashless exercise of stock options.

Net cash used in financing activities of discontinued operations for the six months ended March 31, 2026, totaled $1,196,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables. Net cash provided by financing activities of discontinued operations for the six months ended March 31, 2025, totaled $2,465,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Management made no changes to the Company’s critical accounting estimates during the three and six months ended March 31, 2026.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three and six months ended March 31, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no material changes in information that would have been provided in the context of Item 3 for the three and six months ended March 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended March 31, 2026, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended March 31, 2026, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2026	145,082	$30.63	145,082	$23,144,000
February 1-28, 2026	91,877	$30.80	91,877	$18,700,000
March 1-31, 2026	118	$30.01	-	$15,870,000
Total	237,077	$30.69	236,959	$15,870,000

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

10.1 – Form of Non-Employee Director Restricted Stock Award Agreement under the Clearfield, Inc. 2022 Stock Compensation Plan for grants to non-employee directors commencing in 2026.

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and September 30, 2025; (ii) Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

May 7, 2026	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)