Form 10-Q
period 2026-06-30
Clearfield, Inc.
filed 2026-08-06
CIK 796505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES          ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding as of July 31, 2026
Common stock, par value $0.01	13,583,955

CLEARFIELD, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2026 (Unaudited)	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$20,449	$21,493
Short-term investments	80,774	84,484
Accounts receivables, net	22,055	17,991
Inventories, net	33,391	42,031
Prepaid and other current assets	14,221	11,152
Current assets held for sale	-	21,337
Total current assets	170,890	198,488
Property, plant and equipment, net	9,265	9,682
Long-term investments	53,896	59,822
Goodwill	4,709	4,709
Intangible assets, net	7,942	9,353
Right-of-use lease assets	9,968	8,420
Deferred tax asset	9,970	10,263
Other non-current assets	451	608
Non-current assets held for sale	-	4,828
Total assets	$267,091	$306,173

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of lease liability	$2,740	$2,823
Accounts payable	5,117	7,028
Accrued compensation	4,571	6,598
Accrued expenses	1,207	2,197
Current liabilities held for sale	-	17,957
Total current liabilities	13,635	36,603
Other liabilities
Long-term portion of lease liability	7,536	5,934
Non-current liabilities held for sale	-	7,473
Total liabilities	21,171	50,010

Shareholders’ equity
Preferred stock, $0.01 par value; 500,000 shares; no shares issued or outstanding	-	-
Common stock, authorized 50,000,000, $0.01 par value; 13,597,691 and 13,839,675 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	136	138
Additional paid-in capital	137,353	147,382
Accumulated other comprehensive (loss) income	(339)	1,731
Retained earnings	108,770	106,912
Total shareholders’ equity	245,920	256,163
Total Liabilities and Shareholders’ Equity	$267,091	$306,173

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$43,864	$38,755	$112,596	$109,074

Cost of sales	29,920	25,079	76,103	72,762

Gross profit	13,944	13,676	36,493	36,312

Operating expenses
Selling, general and administrative	11,373	12,149	37,815	35,148
Income (loss) from continuing operations	2,571	1,527	(1,322)	1,164

Net investment income	1,363	1,588	4,274	4,920

Income from continuing operations before income taxes	3,934	3,115	2,952	6,084

Income tax expense	934	787	757	1,562
Income from continuing operations, net of tax	3,000	2,328	2,195	4,522

Loss from discontinued operations, net of tax	-	(722)	(337)	(3,494)

Net income	$3,000	$1,606	$1,858	$1,028

Income (loss) per share
Basic
Continuing operations	$0.22	$0.16	$0.16	$0.32
Discontinued operations	-	(0.05)	(0.02)	(0.25)
Basic income per share	$0.22	$0.11	$0.14	$0.07

Diluted
Continuing operations	$0.22	$0.16	$0.16	$0.32
Discontinued operations	-	(0.05)	(0.02)	(0.25)
Diluted income per share	$0.22	$0.11	$0.14	$0.07

Weighted average shares outstanding:
Basic	13,592,072	13,833,748	13,711,413	14,047,802
Diluted	13,592,072	13,833,748	13,711,413	14,047,802

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Comprehensive income (loss):
Net income	$3,000	$1,606	$1,858	$1,028
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale investments	(195)	9	(397)	(65)
Unrealized gain (loss) on foreign currency translation	-	1,126	(1,673)	707
Total other comprehensive (loss) income	(195)	1,135	(2,070)	642

Total comprehensive income (loss)	$2,805	$2,741	$(212)	$1,670

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the Three Months Ended June 30, 2026				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	(loss)	earnings	holders’ equity
Balance at March 31, 2026	13,618	$136	$137,045	$(144)	$105,770	$242,807
Stock based compensation expense	-	-	1,028	-	-	1,028
Issuance of common stock under employee stock purchase plan	11	-	274	-	-	274
Issuance of common stock under equity compensation plans, net	(4)	-	-	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	-	-	(18)	-	-	(18)
Exercise of stock options, net of shares exchanged for payment	4	-	(79)	-	-	(79)
Repurchase of common stock	(31)	-	(897)	-	-	(897)
Other comprehensive (loss)	-	-	-	(195)	-	(195)
Net income	-	-	-	-	3,000	3,000
Balance at June 30, 2026	13,598	$136	$137,353	$(339)	$108,770	$245,920

For the Three Months Ended June 30, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance at March 31, 2025	13,992	$140	$150,789	$586	$114,384	$265,899
Stock based compensation expense	-	-	1,313	-	-	1,313
Issuance of common stock under employee stock purchase plan	11	-	294	-	-	294
Issuance of common stock under equity compensation plans, net	(4)	-	-	-	-	-
Exercise of stock options, net of shares exchanged for payment	7	-	(121)	-	-	(121)
Repurchase of common stock	(200)	(2)	(5,648)	-	-	(5,650)
Other comprehensive income	-	-	-	1,135	-	1,135
Net income	-	-	-	-	1,606	1,606
Balance at June 30, 2025	13,806	$138	$146,627	$1,721	$115,990	$264,476

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS)

For the Nine Months Ended June 30, 2026				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income (loss)	earnings	holders’ equity
Balance as of September 30, 2025	13,840	$138	$147,382	$1,731	$106,912	$256,163
Stock based compensation expense	-	-	4,111	-	-	4,111
Issuance of common stock under employee stock purchase plan	21	-	513	-	-	513
Issuance of common stock under equity compensation plans, net	204	2	(2)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(34)	-	(1,019)	-	-	(1,019)
Exercise of stock options, net of shares exchanged for payment	14	-	(142)	-	-	(142)
Repurchase of common stock	(447)	(4)	(13,490)	-	-	(13,494)
Other comprehensive (loss)	-	-	-	(2,070)	-	(2,070)
Net income	-	-	-	-	1,858	1,858
Balance at June 30, 2026	13,598	$136	$137,353	$(339)	$108,770	$245,920

For the Nine Months Ended June 30, 2025				Accumulated other
	Common Stock		Additional	comprehensive	Retained	Total share-
	Shares	Amount	paid-in capital	income	earnings	holders’ equity
Balance as of September 30, 2024	14,229	$142	$159,579	$1,079	$114,963	$275,763
Stock based compensation expense	-	-	3,740	-	-	3,740
Issuance of common stock under employee stock purchase plan	23	-	595	-	-	595
Issuance of common stock under equity compensation plans, net	115	1	(1)	-	-	-
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(17)	-	(494)	-	-	(494)
Exercise of stock options, net of shares exchanged for payment	7	-	(133)	-	-	(133)
Repurchase of common stock	(551)	(6)	(16,659)	-	-	(16,665)
Other comprehensive income	-	-	-	642	-	642
Net income	-	-	-	-	1,028	1,028
Balance at June 30, 2025	13,806	$138	$146,627	$1,721	$115,990	$264,476

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEARFIELD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities (continuing)
Net income	$1,858	$1,028
Loss from discontinued operations, net of tax	337	3,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,743	4,763
Amortization of premium and discount on investments, net	(334)	(1,556)
Deferred taxes	398	-
Stock-based compensation	3,616	3,417
Changes in operating assets and liabilities:
Accounts receivable	(4,064)	(2,501)
Inventories, net	8,640	15,070
Other assets	(2,910)	(3,785)
Accounts payable and accrued expenses	(4,939)	2,493
Net cash provided by operating activities (continuing)	7,345	22,423

Cash flows from investing activities (continuing)
Purchases of property, plant and equipment and intangible assets	(2,917)	(3,529)
Purchases of investments	(70,241)	(78,697)
Proceeds from maturities of investments	79,710	95,976
Cash paid on disposal of business	(1,012)	-
Net cash provided by investing activities (continuing)	5,540	13,750

Cash flows from financing activities (continuing)
Proceeds from issuance of common stock under employee stock purchase plan	513	595
Repurchase of shares for payment of withholding taxes for vested restricted stock grants	(1,019)	(494)
Withholding related to exercise of stock options	(142)	(133)
Repurchase of common stock	(13,494)	(16,665)
Net cash used in financing activities (continuing)	(14,142)	(16,697)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	1,380	(4,307)
Net cash used in investing activities	-	(1,692)
Net cash (used in) provided by financing activities	(1,196)	4,337
Net cash provided by (used in) discontinued operations	184	(1,662)

Effect of exchange rates on cash and cash equivalents	(13)	(110)
Net (decrease) increase in cash and cash equivalents	(1,086)	17,704
Change in cash held for sale	42	942
Cash and cash equivalents, beginning of period	21,493	14,148
Cash and cash equivalents, end of period	$20,449	$32,794
Supplemental disclosures for cash flow information
Cash (refunded) paid for income taxes, net	$(13)	$1,237
Right of use assets obtained through lease liabilities	$3,553	$-
Non-cash financing activities
Cashless exercise of stock options	$2,666	$462

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of September 30, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2026 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns, seasonality, and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the three and nine months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net income	$3,000	$1,606	$1,858	$1,028
Net income from continuing operations	3,000	2,328	2,195	4,522
Weighted average common shares	13,592,072	13,833,748	13,711,413	14,047,802
Dilutive potential common shares	-	-	-	-
Weighted average dilutive common shares outstanding	13,592,072	13,833,748	13,711,413	14,047,802
Net income (loss) per share:
Basic
Continuing operations	$0.22	$0.16	$0.16	$0.32
Discontinued operations	$-	$(0.05)	$(0.02)	$(0.25)
Diluted
Continuing operations	$0.22	$0.16	$0.16	$0.32
Discontinued operations	$-	$(0.05)	$(0.02)	$(0.25)

For the three and nine months ended June 30, 2026, 118,350 and 178,632 stock options, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive. Additionally, for the three and nine months ended June 30, 2026, 69,117 and 69,117 performance stock units, respectively, were not included in the computation of diluted net income (loss) per share, because the performance conditions were not deemed probable of achievement. For the three and nine months ended June 30, 2025, 379,471and 395,619 stock options as well as 76,121 and 76,121 performance stock units, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

Note 3. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The following table presents the Company’s cash and cash equivalents balances:

(In thousands)	June 30, 2026	September 30, 2025
Cash and cash equivalents:
Cash, including money market accounts	$12,506	$5,732
Money market funds	7,943	15,761
Total cash and cash equivalents	$20,449	$21,493

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

As of June 30, 2026, available-for-sale investments consisted of the following:

	June 30, 2026
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$80,607	$19	$(100)	$80,526
Certificates of deposit	248	-	-	248
Investment securities – short-term	$80,855	$19	$(100)	$80,774
Long-Term
U.S. treasury securities	$54,243	$-	$(347)	$53,896
Investment securities – long-term	$54,243	$-	$(347)	$53,896

As of September 30, 2025, available-for-sale investments consisted of the following:

	September 30, 2025
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. treasury securities	$84,192	$119	$(70)	$84,241
Certificates of deposit	248	-	(5)	243
Investment securities – short-term	$84,440	$119	$(75)	$84,484
Long-Term
U.S. treasury securities	$59,794	$62	$(34)	$59,822
Investment securities – long-term	$59,794	$62	$(34)	$59,822

As of June 30, 2026, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$93,975	$(447)	$-	$-
Certificates of deposit	-	-	248	-
Investment securities	$93,975	$(447)	$248	$-

As of September 30, 2025, investments in debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$40,330	$(36)	$24,380	$(68)
Certificates of deposit	-	-	243	(5)
Investment securities	$40,330	$(36)	$24,623	$(73)

As of June 30, 2026, and September 30, 2025, there were six securities in an unrealized loss position which is due to the market paying a higher interest rate than the coupon rate on these securities. As of June 30, 2026, and September 30, 2025, there are no securities which are other than temporarily impaired as the Company intends to hold these securities until their value recovers and there is limited credit risk due to the nature of the securities which are backed by the FDIC and U.S. federal government. The Company had no allowance for credit losses on investments for the three and nine months ended June 30, 2026, and the fiscal year ended September 30, 2025.

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

The following provides information regarding fair value measurements for the Company’s investment securities as of June 30, 2026, according to the three-level fair value hierarchy:

	Fair Value Measurements as of June 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$7,943	$7,943	$-	$-
Total cash equivalents	$7,943	$7,943	$-	$-
Investment securities:
U.S. Treasury securities	$134,422	$-	$134,422	$-
Certificates of deposit	248	-	248	-
Total investment securities	$134,670	$-	$134,670	$-

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

During the three and nine months ended June 30, 2026 and the fiscal year ended September 30, 2025, the Company owned no Level 3 securities, and there were no transfers between levels within the fair value level hierarchy.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets, and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. The Company had no re-measurements of non-financial assets to fair value during the three and nine months ended June 30, 2026. For the fiscal year ended September 30, 2025, the Company re-measured certain non-financial assets to fair value related to the impairment of goodwill and long-lived assets of the Nestor Cables business. See Note 13 for further details.

Note 6. Other Comprehensive Income (Loss)

Changes in components of other comprehensive income (loss), net of tax for the three and nine months ended June 30, 2026, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2025	$58	$1,673	$1,731
Other comprehensive income (loss) for the three months ended December 31, 2025	105	(1,673)	(1,568)
Balances at December 31, 2025	$163	$-	$163
Other comprehensive (loss) for the three months ended March 31, 2026	(307)	-	(307)
Balances at March 31, 2026	$(144)	$-	$(144)
Other comprehensive (loss) for the three months ended June 30, 2026	(195)	-	(195)
Balances at June 30, 2026	$(339)	$-	$(339)

Changes in components of other comprehensive income (loss), net of tax for the three and nine months ended June 30, 2025, are as follows:

(In thousands)	Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at September 30, 2024	$66	$1,013	$1,079
Other comprehensive (loss) for the three months ended December 31, 2024	(125)	(971)	(1,096)
Balances at December 31, 2024	$(59)	$42	$(17)
Other comprehensive income for the three months ended March 31, 2025	51	552	603
Balances at March 31, 2025	$(8)	$594	$586
Other comprehensive income for the three months ended June 30, 2025	9	1,126	1,135
Balances at June 30, 2025	$1	$1,720	$1,721

Note 7. Stock-Based Compensation

The Company recorded $1,027,000 and $3,616,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2026, respectively. For the three months ended June 30, 2026, $989,000 of this expense is included in selling, general and administrative expense, and $38,000 is included in cost of sales. For the nine months ended June 30, 2026, $3,503,000 of this expense is included in selling, general and administrative expense, and $113,000 is included in cost of sales. As of June 30, 2026, $6,267,000 of total unrecognized compensation expense related to non-vested restricted stock awards, performance share units and stock options is expected to be recognized over a period of approximately 2.4 years.

The Company recorded $1,196,000 and $3,417,000 of compensation expense related to current and past restricted stock grants, non-qualified stock options, performance stock units, and the ESPP for the three and nine months ended June 30, 2025, respectively. For the three months ended June 30, 2025, $1,144,000 of this expense is included in selling, general and administrative expense, and $52,000 is included in cost of sales. For the nine months ended June 30, 2025, $3,276,000 of this expense is included in selling, general and administrative expense, and $141,000 is included in cost of sales. As of June 30, 2025, $6,123,000 of total unrecognized compensation expense related to non-vested restricted stock awards, performance share units and stock options is expected to be recognized over a period of approximately 2.4 years.

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. During the nine months ended June 30, 2026, the Company did not grant any employees non-qualified stock options. During the nine months ended June 30, 2025, the Company granted employees non-qualified stock options to purchase an aggregate of 38,198 shares of common stock with a weighted average contractual term of five years, a weighted average vesting term of approximately three years, and a weighted average exercise price of $30.90 per share. Options are granted with exercise prices at fair market values determined on the date of grant and vesting normally occurs over a three to five-year period. Shares issued upon exercise of a stock option are issued from the Company’s authorized but unissued shares.

The following is a summary of stock option activity during the nine months ended June 30, 2026:

	Number of options	Weighted average exercise price
Outstanding as of September 30, 2025	261,465	$41.30
Granted	-	-
Exercised	(97,404)	27.37
Forfeited or expired	(45,711)	40.78
Outstanding as of June 30, 2026	118,350	$52.95

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. As of June 30, 2026, the weighted average remaining contractual term for all outstanding and exercisable stock options was 1.28 years and their aggregate intrinsic value was $397,443.

Restricted Stock

During the nine months ended June 30, 2026, the Company granted employees restricted stock awards totaling 150,518 shares of common stock, with a vesting term of approximately three years and a fair value of $29.36 per share based on the stock price on the grant date. During the nine months ended June 30, 2025, the Company granted employees restricted stock awards totaling 104,691 shares of common stock, with a vesting term of approximately three years and a fair value of $30.90 per share based on the stock price on the grant date.

During the nine months ended June 30, 2026, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period. Based upon fiscal year 2025 performance, 33,834 performance stock units were settled into restricted stock subject to restrictions on transfer that will lapse on the first two anniversaries of the settlement date.

During the nine months ended June 30, 2026, the Company granted two newly appointed non-employee directors restricted stock awards totaling 652 shares of common stock, with a vesting term of approximately one year and a fair value of $30.66 per share. During the nine months ended June 30, 2025, the Company granted two newly appointed non-employee directors restricted stock awards totaling 610 shares of common stock, with a vesting term of approximately one year and a fair value of $32.74 per share.

During the nine months ended June 30, 2026, the Company granted the non-employee directors restricted stock awards totaling 17,808 shares of common stock, with a vesting term of approximately one year and a fair value of $31.44 per share.

During the nine months ended June 30, 2025, the Company granted the non-employee directors restricted stock awards totaling 17,886 shares of common stock, with a vesting term of approximately one year and a fair value of $32.42 per share.

Restricted stock transactions during the nine months ended June 30, 2026, are summarized as follows:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	202,185	$27.64
Granted	168,978	29.58
Vested	(98,582)	46.70
Performance stock units settled into restricted stock	33,834	30.90
Forfeited	(15,129)	29.49
Unvested as of June 30, 2026	291,286	$22.70

Performance Stock Units

During the nine months ended June 30, 2026, the Company granted 69,117 performance stock units which entitle the participant to receive one share of the Company’s common stock for each performance stock unit awarded, subject to the achievement of fiscal year 2026 performance goals. Achievement of the goals can result in 50% to 150% of the shares being awarded, with two-thirds of the earned shares being issued as stock subject to restrictions on transfer that will lapse in equal amounts on the first two anniversaries of the settlement date. The Company has determined the fair value per underlying share of the performance stock unit awards to be $29.36 as of the grant date. The fair value of these performance stock unit awards is based on the closing market price of the Company’s common stock on the grant date and is recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.

Compensation expense for the performance stock units is measured using the fair value of our common stock at the grant date. As of June 30, 2026, the Company determined that achievement of the fiscal year 2026 performance goals is no longer probable and estimated that 0% of the shares underlying the performance stock units will be awarded. As a result, during the three months ended June 30, 2026, the Company recorded a $221,000 benefit to stock-based compensation expense, representing the reversal of previously recognized cumulative compensation cost. If the probability of achievement changes in future periods, the Company will record a cumulative adjustment in the period in which the estimate changes.

During the nine months ended June 30, 2026, the Company certified the performance results for the fiscal year 2025 measurement period for the 50,747 performance stock unit awards subject to the fiscal year 2025 performance period, which resulted in a payout percentage of 100%. Of the 50,747 performance stock units earned, 16,913 shares of the Company’s common stock vested at settlement and 33,834 performance stock units were settled into restricted stock subject to restrictions on transfer that will lapse in equal amounts on the first two anniversaries of the settlement date.

The following is a summary of performance stock unit activity during the nine months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Unvested shares as of September 30, 2025	50,747	$30.90
Granted	69,117	29.36
Vested	(16,913)	30.90
Performance stock units settled into restricted stock	(33,834)	30.90
Forfeited	-	-
Unvested as of June 30, 2026	69,117	$29.36

Employee Stock Purchase Plan

The Company’s ESPP allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees subject to certain eligibility requirements. Terms of the ESPP provide those participating employees the ability to purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The ESPP is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2025, employees purchased 9,668 shares at a price of $24.78 per share. For the phase that ended on June 30, 2026, employees purchased 11,032 shares at a price of $24.78 per share.

After the employee purchase on June 30, 2026, 101,253 shares of common stock were available for future purchase under the ESPP.

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

Revenues related to the following geographic areas were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2026	2025	2026	2025
United States	$42,865	$37,414	$109,161	106,590
All other countries	999	1,341	3,435	2,484
Total net sales	$43,864	$38,755	$112,596	109,074

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

The percentages of our sales by markets were as follows for the three and nine months ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Broadband service providers	100%	99%	100%	98%
Other customers (Legacy)	0%	1%	0%	2%
Total net sales	100%	100%	100%	100%

Accounts Receivable

Credit is extended based on the evaluation of a customer’s financial condition, and collateral is generally not required. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company measures the allowance for credit losses using an expected credit loss model, which uses a lifetime expected credit loss allowance for all accounts receivable. To measure the expected credit losses, accounts receivable are grouped based on shared credit risk characteristics and the days past due. In calculating an allowance for credit losses, the Company uses its historical experience, external indicators, and forward-looking information to calculate expected credit losses using an aging method. The Company assesses impairment of accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. The expected loss rates are based on the Company’s historical credit losses experience. The historical loss rates are adjusted to reflect current and forward-looking information. As of June 30, 2026, and September 30, 2025, the Company’s allowance for credit losses was $0.

See Note 9 “Major Customer Concentration” for further information regarding accounts receivable and net sales.

Note 9. Major Customer Concentration

For the three months ended June 30, 2026, the Company had two customers, Customer A and Customer B, which accounted for approximately 13% and 10% of net sales, respectively. One of the customers is a distributor and one is a large regional broadband service provider. For the nine months ended June 30, 2026, the Company had three customers, Customer A, Customer C, and Customer B, which accounted for approximately 14%, 13%, and 11% of net sales, respectively. Two of these customers are distributors and one is a large regional broadband service provider.

For the three months ended June 30, 2025, the Company had two customers, Customer C and Customer A, which accounted for approximately 19% and 11% of net sales, respectively. Both customers are distributors. For the nine months ended June 30, 2025, the Company had two customers, Customer C and Customer A, which accounted for approximately 17%, and 12% of net sales, respectively. Both customers are distributors.

As of June 30, 2026, the Company had two customers, Customer B and Customer A, which accounted for approximately 21% and 12% of accounts receivable, respectively. One of these customers is a distributor and one is a large regional broadband service provider. As of September 30, 2025, the Company had two customers, Customer A and Customer C, which accounted for approximately 17% and 11% of accounts receivable, respectively. Both of these customers are distributors.

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

(In thousands)	June 30, 2026	September 30, 2025
Raw materials	$31,709	$37,993
Work-in-process	3,451	2,369
Finished goods	10,935	14,107
Inventories, gross	46,095	54,469
Inventory reserve	(12,704)	(12,438)
Inventories, net	$33,391	$42,031

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

Note 11. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of goodwill related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the nine months ended June 30, 2026, there were no triggering events that indicate potential impairment exists. There were no changes in the carrying amount of goodwill for continuing operations for the three and nine months ended June 30, 2026. The Company’s next annual test for goodwill impairment will be performed as of September 30, 2026 and will include an analysis of the value of goodwill for the Clearfield, Inc. reportable segment.

The Company capitalizes legal costs incurred to obtain patents. Once accepted by either the United States Patent and Trademark Office or the equivalent office of a foreign country, these legal costs are amortized using the straight-line method over the remaining estimated lives, not exceeding 20 years. As of June 30, 2026, the Company has 70 patents granted and multiple pending applications both inside and outside the United States.

In addition, the Company has various finite lived intangible assets, most of which were acquired as a result of prior acquisitions. The Company analyzes its intangible assets for impairment annually or at interim periods when events occur or changes in circumstances indicate potential impairment. The result of the analysis performed as of September 30, 2025, did not indicate an impairment of our intangible assets related to continuing operations. Refer to Note 13 for discussion of the discontinued operations and impairment of assets held for sale of the Nestor Cables business as of September 30, 2025. During the nine months ended June 30, 2026, there were no triggering events that indicate potential impairment exists.

Finite lived intangible assets as of June 30, 2026, are as follows:

	June 30, 2026
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$2,089	$1,653
Certifications	8	1,068	1,068	-
Trademarks	8-10	563	563	-
Patents	20	1,547	327	1,220
Software	1-10	9,487	4,418	5,069
Totals		$16,407	$8,465	$7,942

Finite lived intangible assets as of September 30, 2025, are as follows:

	September 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value Amount
Customer relationships	15	$3,742	$1,902	$1,840
Certifications	8	1,068	1,017	51
Trademarks	8-10	563	537	26
Patents	20	1,443	278	1,165
Software	1-10	9,101	2,830	6,271
Totals		$15,917	$6,564	$9,353

Amortization expense related to these assets was $1,901,000 and $1,622,000 for the nine months ended June 30, 2026, and 2025, respectively. Estimated future amortization expense for identifiable intangibles during the next five years is as follows:

(In thousands)	Estimated amortization expense
FY 2026 (remaining)	$561
FY 2027	1,311
FY 2028	1,032
FY 2029	921
FY 2030	708
Thereafter	3,409
Total	$7,942

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

Upon classification as held for sale, the Nestor Cables disposal group was measured at the lower of its carrying amount or fair value less costs to sell, resulting in an impairment charge of $16,589,000 recorded during the three months ended September 30, 2025. The total impairment charge included $2,022,000 related to the impairment of goodwill and $13,078,000 related to the impairment of the long-lived assets of the disposal group. No additional impairment was recorded during the three and nine months ended June 30, 2026.

The following table summarizes the results of discontinued operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$-	$11,148	$4,012	$23,473
Cost of sales	-	9,590	3,685	22,178
Gross profit	-	1,558	327	1,295

Selling, general and administrative expenses	-	1,589	574	4,675
Operating loss	-	(31)	(247)	(3,380)

Interest expense	-	(106)	(108)	(275)

Loss from discontinued operations before income taxes	-	(137)	(355)	(3,655)
Income tax expense (benefit)	-	585	(18)	(161)
Loss from discontinued operations, net of tax	$-	$(722)	$(337)	$(3,494)

The major classes of assets and liabilities of the discontinued operations classified as held for sale on the consolidated balance sheets were as follows:

(in thousands)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$-	$942
Accounts receivable, net	-	8,094
Inventories, net	-	11,591
Other current assets	-	710
Current assets held for sale	$-	$21,337
Property, plant and equipment, net	$-	$2,953
Intangible assets, net	-	521
Right-of-use lease assets	-	2,842
Other non-current assets	-	(1,488)
Non-current assets held for sale	$-	$4,828
Current portion of lease liability	$-	$1,342
Current maturities of long-term debt	-	2,347
Accounts payable	-	3,390
Accrued compensation	-	2,265
Factoring liability	-	6,260
Other current liabilities	-	2,353
Current liabilities held for sale	$-	$17,957
Long-term portion of lease liability	$-	$7,468
Other non-current liabilities	-	5
Non-current liabilities held for sale	$-	$7,473

Note 14. Income Taxes

For the three and nine months ended June 30, 2026, the Company recorded an income tax expense of $934,000 and $757,000, reflecting an effective tax rate of 23.7% and 25.6%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2026 was primarily due to state income taxes and the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code, both of which increased the effective tax rate, partially offset by the impact of research and development tax credits, which reduced the income tax expense recognized during the period.

For the three and nine months ended June 30, 2025, the Company recorded an income tax expense of $787,000 and $1,562,000, reflecting an effective tax rate of 25.3% and 25.7%, respectively. The difference between the effective tax rate and the statutory tax rate for the three and nine months ended June 30, 2025, was primarily due to discrete events during the period, including excess tax shortfall from vesting of restricted stock as well as a decrease in pre-tax book loss from continuing operations.

Deferred taxes recognize the impact of temporary differences between the amounts of the assets and liabilities recorded for financial statement purposes and these amounts measured in accordance with tax laws. The Company’s realization of deferred tax temporary differences is contingent upon future taxable earnings. The Company reviewed its deferred tax asset for expected utilization using a “more likely than not” criteria by assessing the available positive and negative factors surrounding its recoverability and determined that as of June 30, 2026, and September 30, 2025, a valuation allowance against its U.S. deferred tax assets is not required. The Company will continue to assess the need for a valuation allowance based on changes in assumptions of estimated future income and other factors in future periods.

As of June 30, 2026, the Company does not have any unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in its unrecognized tax positions over the next 12 months.

Note 15. Leases

The Company leases an approximately 85,000 square foot facility at 7050 Winnetka Avenue North, Brooklyn Park, Minnesota consisting of corporate offices, manufacturing, and warehouse space. The original lease term was ten years and two months, ending on February 28, 2025, with a renewal option. In April 2024, the Company exercised the renewal option, which extended the lease term three additional years to end on February 29, 2028. The exercise of the renewal option added a right-of-use asset and corresponding lease liability of $1,337,000 upon lease commencement.

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

The Company additionally leases an approximately 105,000 square foot warehouse and manufacturing facility in Brooklyn Park, Minnesota. The original lease term was five years ending on February 28, 2027, with rent payments increasing annually. The lease includes an option to extend the lease for an additional five years. In March 2026, the Company exercised the renewal option, which extended the term of the lease for an additional period of 61 months to end on April 30, 2032. The exercise of the renewal option resulted in an increase to the right-of-use asset and corresponding liability of $3,553,000 upon lease commencement.

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

Operating lease expense included within cost of sales and selling, general and administrative expense was as follows for the three and nine months ended:

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
Operating lease expense under ASC842, Leases, within:	2026	2025	2026	2025
Cost of sales	$891	$859	$2,540	$2,600
Selling, general and administrative	71	77	200	222
Total lease expense	$962	$936	$2,740	$2,822

Future maturities of lease liabilities were as follows as of June 30, 2026:

(In thousands)	Operating Leases
FY 2026 (remaining)	$855
FY 2027	3,401
FY 2028	3,222
FY 2029	1,942
FY 2030	876
Thereafter	1,447
Total lease payments	11,743
Less: Interest	(1,467)
Present value of lease liabilities	$10,276

The weighted average term and weighted average discount rate for the Company’s leases as of June 30, 2026, were 3.89 years and 7.13%, respectively, compared 3.33 years and 7.38%, respectively, as of June 30, 2025. For the three and nine months ended June 30, 2026, the operating cash outflows from the Company’s leases were $798,000 and $2,471,000, respectively, compared to $835,000 and $2,470,000 for the three and nine months ended June 30, 2025, respectively.

Note 16. Debt

On April 27, 2022, the Company entered into a loan agreement and a security agreement with a bank that provides the Company with a $40,000,000 revolving line of credit that is secured by certain of the Company’s assets. The original maturity date of the line of credit was April 27, 2025. Borrowed amounts bear interest at a variable rate of the CME Group one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.85%, but not less than 1.80% per annum. As of June 30, 2026, the interest rate was 5.47%. The loan agreement and the security agreement contain customary affirmative and negative covenants and requirements relating to the Company and its operations. On August 5, 2024, the Company entered into an amendment to the loan agreement that, among other things, (i) eliminated the requirement that the Company maintain a debt service coverage ratio of not less than 1.20 to 1 as of the end of each fiscal year for the fiscal year then ended and that the Company maintain a debt to cash flow ratio of not greater than 2 to 1 measured as of the end of each of the Company’s fiscal quarters for the trailing 12 month period; (ii) added a requirement that the Company maintain accounts with the bank with a minimum aggregate liquidity of unrestricted and unencumbered cash and cash equivalents at all times of not less than the outstanding principal balance of the Company’s revolving credit promissory note payable to the bank; and (iii) waived the Company’s compliance with the debt to cash flow ratio for the fiscal quarter ended June 30, 2024.

On April 25, 2025, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from April 27, 2025, to April 25, 2026. On April 25, 2026, the Company entered into an amendment to the loan agreement that, among other things, (i) extended the maturity of the line of credit from April 25, 2026, to July 24, 2026, (ii) incorporated updated interest and payment provisions into the loan agreement that had previously been included in the promissory note issued under the loan agreement, (iii) added several events that constitute a default under the loan agreement, and (iv) added a jury trial waiver for any judicial proceedings in which the parties are involved which arise out of or are related to the loan agreement. On July 24, 2026, the Company entered into an amendment to the loan agreement that extended the maturity of the line of credit from July 24, 2026, to November 21, 2026.

As of June 30, 2026 and September 30, 2025, the Company had no borrowings against this line of credit. As of June 30, 2026 and September 30, 2025, the Company was in compliance with all applicable covenants. The line of credit is collateralized by the Company’s assets of $267,091,000 as of June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as of and for the three and nine months ended June 30, 2026, and 2025 should be read in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the year ended September 30, 2025.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025

Net sales for the three months ended June 30, 2026, all of which were to Broadband Service Providers, were $43,864,000, an increase of approximately 13%, or $5,109,000 from net sales of $38,755,000 for the three months ended June 30, 2025. The Company recorded $999,000 in international sales for the three months ended June 30, 2026 versus $1,341,000 for the three months ended June 30, 2025. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. International sales represented 2% and 3% of total net sales for the three months ended June 30, 2026 and 2025, respectively. Net sales to Legacy customers were $0 in the three months ended June 30, 2026 versus $570,000 in the three months ended June 30, 2025.

The increase in net sales for the three months ended June 30, 2026, of $5,109,000 compared to the three months ended June 30, 2025, was primarily driven by increased sales to Large Regional Service Provider customers of $4,025,000, up 58%, Community Broadband customers of $2,379,000, up 13%, and National Carrier customers of $1,157,000, up 54%, partially offset by decreased sales to MSO customers of $1,540,000, down 17%, Legacy customers of $570,000, down 100%, and International customers of $343,000, down 26%. The increase in sales in the Large Regional, Community Broadband, and National Carrier customer markets for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, is due to increased demand in the quarter to customers in these segments. The decrease in sales to Legacy customers is due to the divestiture of the Company’s former build-to-print copper cable assemblies business in September 2025.

Order backlog as of June 30, 2026, was $20,988,000, a decrease of 34% compared to $31,647,000 as of March 31, 2026, and a decrease of $9,747,000, or 32%, from June 30, 2025. The decrease in backlog is due to slower demand during the quarter, as well as the exclusion of the remaining portion of a previously booked customer order in the amount of $4,624,000 which we no longer believe will be fulfilled.

Cost of sales for the three months ended June 30, 2026, was $29,920,000, an increase of $4,841,000, or 19%, from $25,079,000, for the three months ended June 30, 2025. Gross profit percent was 31.8% of net sales for the three months ended June 30, 2026, a decrease from 35.3% of net sales for the three months ended June 30, 2025. Gross profit increased $268,000, or 2%, to $13,944,000 for the three months ended June 30, 2026, from $13,676,000 for the three months ended June 30, 2025. Gross margin as a percentage of net sales decreased compared to the prior period, driven by product mix, as well as higher excess and obsolete inventory charges specifically driven by $2,560,000 in charges related to the remaining finished good portion of a customer order which we no longer believe will be fulfilled. This was offset by recoveries on sales of previously reserved inventory of $1,407,000 as well as $655,000 in tariff refunds related to previously paid tariffs that have been refunded following a change in tariff regulations.

Selling, general and administrative expenses for the three months ended June 30, 2026, were $11,373,000 in comparison to $12,149,000 for the three months ended June 30, 2025, a decrease of $776,000, or 6%. The decrease is due to a reduction of $1,710,000 of performance-based compensation accruals during the quarter, reflecting lower projected expense under the Company's incentive compensation programs. This was partially offset by higher wages and benefit related expense of $755,000.

Income from continuing operations for the three months ended June 30, 2026, was $2,571,000 compared to income from continuing operations of $1,527,000 for the three months ended June 30, 2025, an increase of approximately 68%. The increase in income from continuing operations is the result of increased gross profit and decreased selling, general and administrative expenses as explained above.

Net investment income for the three months ended June 30, 2026, was $1,363,000 compared to $1,588,000 for the three months ended June 30, 2025. The decrease in net investment income is due to decreased interest income driven by lower interest rates earned on investments during the quarter.

The Company recorded an income tax expense of $934,000 and $787,000 for the three months ended June 30, 2026, and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax rate for the three months ended June 30, 2026, was 23.7% compared to 25.3% for the three months ended June 30, 2025. The income tax rate for the three months ended June 30, 2026, approximated the Company's estimated annual effective tax rate, reflecting state income taxes and the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code being partially offset by the impact of research and development tax credits. The income tax rate for the three months ended June 30, 2025, was higher than the statutory rate primarily due to the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code and discrete tax items, including excess tax shortfall from the vesting of restricted stock.

The Company’s net income from continuing operations for the three months ended June 30, 2026, was $3,000,000, or $0.22 per basic and diluted share compared to net income from continuing operations for the three months ended June 30, 2025, of $2,328,000, or $0.16 per basic and diluted share.

The Company’s net loss from discontinued operations for the three months ended June 30, 2026, was $0, or $0.00 per basic and diluted share compared to net loss from discontinued operations for the three months ended June 30, 2025, of $722,000, or $(0.05) per basic and diluted share. The decrease in net loss from discontinued operations is due to the sale of the Nestor Cables business in the first quarter of fiscal 2026.

NINE MONTHS ENDED JUNE 30, 2026 VS. NINE MONTHS ENDED JUNE 30, 2025

Net sales for the nine months ended June 30, 2026, all of which were to Broadband Service Providers, were $112,596,000, an increase of approximately 3%, or $3,522,000, from net sales of $109,074,000 for the nine months ended June 30, 2025. The Company recorded $3,435,000 in international sales for the nine months ended June 30, 2026 versus $2,484,000 for the nine months ended June 30, 2025. The Company allocates sales from external customers to geographic areas based on the location to which the product is transported. Accordingly, international sales represented 3% and 2% of total net sales for the nine months ended June 30, 2026 and June 30, 2025, respectively. Net sales to Legacy customers were $0 in the nine months ended June 30, 2026 versus $1,769,000 in the nine months ended June 30, 2025.

The increase in net sales for the nine months ended June 30, 2026, of $3,522,000 compared to the nine months ended June 30, 2025, was primarily driven by increased sales to Community Broadband customers of $4,034,000, up 8%, Large Regional Service Provider customers of $3,361,000, up 13%, International customers of $950,000, up 38%, and National Carrier customers of $728,000, up 10%, partially offset by decreased sales to MSO customers of $3,783,000, down 17%, and Legacy customers of $1,769,000, down 100%. The increase in sales to Community Broadband, Large Regional, International, and National Carrier customer markets for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was due to increased demand to customers in these segments. In addition, the decrease in sales to Legacy customers is due to the divestiture of the Company’s former build-to-print copper cable assemblies business in September 2025.

Cost of sales for the nine months ended June 30, 2026, was $76,103,000, an increase of $3,341,000, or 5%, from $72,762,000 for the nine months ended June 30, 2025. Gross profit percent decreased slightly at 32.4% of net sales for the nine months ended June 30, 2026, when compared to 33.3% of net sales for the nine months ended June 30, 2025. Gross profit increased $181,000, or 0.5%, to $36,493,000 for the nine months ended June 30, 2026, from $36,312,000 for the nine months ended June 30, 2025. Gross margin as a percentage of net sales decreased compared to the prior period, driven by product mix, as well as higher excess and obsolete inventory charges specifically driven by $2,560,000 in charges related to the remaining finished good portion of a customer order which we no longer believe will be fulfilled. This was offset by recoveries on sales of previously reserved inventory of $2,781,000 as well as $1,002,000 in tariff refunds related to previously paid tariffs that have been refunded following a change in tariff regulations.

Selling, general and administrative expenses increased $2,667,000, or 8%, to $37,815,000 for the nine months ended June 30, 2026, from $35,148,000 for the nine months ended June 30, 2025. The increase is due to higher wages and benefit related expense of $2,151,000, increased IT maintenance and services of $558,000, increased employee travel related expense of $359,000, and increased stock-based compensation of $227,000, partially offset by lower performance-based compensation accruals of $1,204,000. The lower performance-based compensation accruals reflect lower projected expense under the Company's incentive compensation programs.

Loss from continuing operations for the nine months ended June 30, 2026 was $1,322,000 compared to income from continuing operations of $1,164,000 for the nine months ended June 30, 2025, a decrease of approximately 214%. The decrease is the result of decreased gross profit margin and increased selling, general and administrative expenses as explained above.

Net investment income for the nine months ended June 30, 2026, was $4,274,000 compared to $4,920,000 for the nine months ended June 30, 2025. The decrease in interest income is due to lower interest rates on investments during the nine months ended June 30, 2026.

The Company recorded an income tax expense of $757,000 and $1,562, 000 for the nine months ended June 30, 2026, and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in tax expense of $805,000 for the nine months ended June 30, 2026, compared to nine months ended June 30, 2025, is primarily due to lower pre-tax income from continuing operations. The income tax rate for the nine months ended June 30, 2026, was 25.6% compared to 25.7% for the nine months ended June 30, 2025. The income tax rate for the nine months ended June 30, 2026, was higher than the statutory rate primarily due to state income taxes and the nondeductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code, both of which increased the effective tax rate, partially offset by the impact of research and development tax credits, which decreased the income tax expense recognized during the period. The income tax rate for the nine months ended June 30, 2025, was higher than the statutory rate primarily due to discrete tax items, including excess tax shortfall from the vesting of restricted stock.

The Company’s net income from continuing operations for the nine months ended June 30, 2026, was $2,195,000 or $0.16 per basic share and diluted share. The Company’s net income from continuing operations for the nine months ended June 30, 2025, was $4,522,000, or $0.32 per basic share and diluted share. The lower basic and diluted income per share for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was due to decreased gross profit margin, decreased investment income, and increased selling, general and administrative expenses as detailed above.

The Company’s net loss from discontinued operations for the nine months ended June 30, 2026, was $337,000, or $(0.02) per basic and diluted share compared to net loss from discontinued operations for the nine months ended June 30, 2025, of $3,494,000, or $(0.25) per basic and diluted share. The decrease in net loss from discontinued operations is due to the sale of the Nestor Cables business in the first quarter of fiscal 2026.

Liquidity and Capital Resources

As of June 30, 2026, our principal source of liquidity was our cash, cash equivalents, short-term investments and long-term investments. These sources total $155,119,000 as of June 30, 2026, compared to $165,799,000 as of September 30, 2025. Additionally, we have a line of credit for $40 million that has no outstanding borrowing as of June 30, 2026. The line of credit is secured by certain of the Company’s assets and matures November 21, 2026. We are in compliance with the debt covenants related to the line of credit. Our excess cash is invested mainly in CDs backed by the FDIC, Treasuries, and money market funds. We believe the combined balances of short-term cash and investments, along with long-term investments and available bank lines of credit, provide a more accurate indication of our available liquidity.

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

Operating Activities

Net cash provided by operating activities totaled $7,345,000 for the nine months ended June 30, 2026. This consisted of net income from continuing operations of $2,195,000, non-cash expenses for depreciation and amortization of $4,743,000, stock-based compensation of $3,616,000, amortization of premium and discounts on investments of $334,000, and decreased deferred income taxes of $398,000, in addition to changes in operating assets and liabilities providing and using cash. Changes in operating assets and liabilities providing cash include a decrease in inventories of $8,640,000. The decrease in inventory is due to the Company utilizing existing inventory on hand to fulfill customer orders to support sales demand. Changes in operating assets and liabilities using cash include an increase in accounts receivable of $4,064,000, other assets of $2,910,000, and a decrease in accounts payable and accrued expenses of $4,939,000, due to timing of payments and the payment of fiscal year 2025 incentive compensation accruals during the nine months ended June 30, 2026. The increase in accounts receivable is due to the timing of sales, which were concentrated near the end of the reporting period during the nine months ended June 30, 2026. The increase in other assets is due to income tax payments and increase in prepaid expenses. Days sales outstanding, which measures how quickly receivables are collected, increased seven days from 37 to 44 from June 30, 2025 to June 30, 2026.

Net cash provided by operating activities totaled $22,423,000 for the nine months ended June 30, 2025. This consisted of net income from continuing operations of $4,522,000, non-cash expenses for depreciation and amortization of $4,763,000, stock-based compensation of $3,417,000 and amortization of premium and discounts on investments of $1,556,000, in addition to changes in operating assets and liabilities providing and using cash. The change in operating assets and liabilities providing cash include a decrease in inventory of $15,070,000 and an increase in accounts payable and accrued expenses of $2,493,000 due to timing of payments. The decrease in inventory was due to decreased inventory purchases during the nine months ending June 30, 2025, as the Company utilized inventory on hand to fulfill customer orders and achieve lower stocking levels. The change in operating assets and liabilities using cash was due to an increase in accounts receivable of $2,501,000 and other assets of $3,785,000. The increase in accounts receivable is due to the timing of sales, which were concentrated near the end of the reporting period during the nine months ended June 30, 2025. The increase in other assets is due to the recognition of a deferred tax asset and increase in prepaid expenses. Days sales outstanding decreased one day from 38 to 37 from June 30, 2024 to June 30, 2025.

Net cash provided by operating activities of discontinued operations for the nine months ended June 30, 2026, totaled $1,380,000. Cash provided by operations included net loss from discontinued operations of $337,000 and non-cash expenses for depreciation and amortization of $136,000, in addition to changes in operating assets and liabilities providing cash of $1,580,000.

Net cash used in operating activities of discontinued operations for the nine months ended June 30, 2025, totaled $4,307,000. Cash used in operations included net loss from discontinued operations of $3,494,000, non-cash income and expenses for depreciation and amortization of $1,003,000, deferred tax assets of $157,000, and stock-based compensation of $328,000, in addition to changes in operating assets and liabilities using cash of $1,987,000.

Investing Activities

We invest our excess cash in money market accounts, Treasuries, money market funds, and bank CDs. We believe we obtain a competitive rate of return given the economic climate and relative risk profile of these investments. During the nine months ended June 30, 2026, we received proceeds from the maturity of investment securities of $79,710,000 and used cash to purchase $70,241,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $2,917,000 of cash during the nine months ended June 30, 2026. Cash used of $1,012,000 during the nine months ended June 30, 2026, was attributable to the disposition of the Nestor Cables business and reflects cash paid for transaction-related costs directly associated with the sale.

During the nine months ended June 30, 2025, we received proceeds from the maturity of investment securities of $95,976,000 and used cash to purchase $78,697,000 of investment securities. Purchases of property, plant, and equipment, mainly related to manufacturing equipment and intangible assets, consumed $3,529,000 of cash during the nine months ended June 30, 2025.

Net cash for investing activities of discontinued operations was zero for the nine months ended June 30, 2026. Net cash used in investing activities of discontinued operations for the nine months ended June 30, 2025, totaled $1,692,000, driven by cash used to purchase fixed and intangible assets.

Financing Activities

For the nine months ended June 30, 2026, we used cash to repurchase $13,494,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $513,000 from employees’ participation and purchase of stock through our ESPP and used $1,019,000 for payment of withholding taxes for vesting of restricted stock grants. The Company used $142,000 related to payment of taxes associated with the issuance of common stock upon cashless exercise of stock options.

For the nine months ended June 30, 2025, we used cash to repurchase $16,665,000 of our common stock on the open market under our stock repurchase program, which includes U.S. Federal excise taxes. We received $595,000 from employees’ participation and purchase of stock through our ESPP and used $494,000 for payment of withholding taxes for vesting of restricted stock grants. The Company used $133,000 related to payment of taxes associated with the issuance of common stock upon cashless exercise of stock options.

Net cash used in financing activities of discontinued operations for the nine months ended June 30, 2026, totaled $1,196,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables. Net cash provided by financing activities of discontinued operations for the nine months ended June 30, 2025, totaled $4,337,000, driven by net borrowings and repayments from the factoring liability held by Nestor Cables.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Management made no changes to the Company’s critical accounting estimates during the three and nine months ended June 30, 2026.

In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the three and nine months ended June 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Clearfield is exposed to market risk due to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no material changes in information that would have been provided in the context of Item 3 for the three and nine months ended June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of stock associated with exercise and satisfaction of employee tax withholding requirements on vesting or exercise of equity awards under the Company’s Stock Compensation Plans for the three months ended June 30, 2026, as well as the repurchase of shares on the open market under the Company’s stock repurchase program. Accordingly, the Company’s purchases of equity securities for the three months ended June 30, 2026, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2026	24,763	$28.26	24,763	$15,171,000
May 1-31, 2026	6,626	$29.31	5,991	$14,996,000
June 1-30, 2026	-	-	-	$14,996,000
Total	31,389	$28.48	30,754	$14,996,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

10.1 – Amendment No. 3 to Loan Agreement dated April 25, 2026, by and between Clearfield, Inc. and Old National Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2026.)

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101 – The following materials from Clearfield, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025; (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements.

104 - Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARFIELD, INC.

August 6, 2026	/s/ Cheryl Beranek
By: Cheryl Beranek Its: President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Daniel Herzog
By: Daniel Herzog Its: Chief Financial Officer
(Principal Financial and Accounting Officer)